Form 10-Q
period 2012-03-31
Express Scripts Holding Co.
filed 2012-05-10
CIK 1532063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 1-35490

EXPRESS SCRIPTS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	45-2884094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Express Way, St. Louis, MO	63121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 996-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of April 30, 2012:                 805,480,000 Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$9,577.7	$5,620.1
Restricted cash and investments	30.0	17.8
Receivables, net	2,008.4	1,915.7
Inventories	385.4	374.4
Deferred taxes	52.2	45.8
Prepaid expenses and other current assets	50.4	84.2

Total current assets	12,104.1	8,058.0
Property and equipment, net	405.5	416.2
Goodwill	5,486.3	5,485.7
Other intangible assets, net	1,587.2	1,620.9
Other assets	25.1	26.2

Total assets	$19,608.2	$15,607.0

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,650.3	$2,874.1
Accounts payable	1,117.8	928.1
Accrued expenses	899.2	656.0
Current maturities of long-term debt	1,000.0	999.9

Total current liabilities	5,667.3	5,458.1
Long-term debt	10,537.1	7,076.4
Other liabilities	628.3	598.8

Total liabilities	16,832.7	13,133.3

Stockholders’ Equity:
Preferred stock, 5.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000.0 shares authorized, $0.01 par value per share; shares issued: 690.4 and 690.7, respectively; shares outstanding: 485.7 and 484.6, respectively	6.9	6.9
Additional paid-in capital	2,457.4	2,438.2
Accumulated other comprehensive income	18.6	17.0
Retained earnings	6,913.4	6,645.6

	9,396.3	9,107.7

Common stock in treasury at cost, 204.7 and 206.1 shares, respectively	(6,620.8)	(6,634.0)

Total stockholders’ equity	2,775.5	2,473.7

Total liabilities and stockholders’ equity	$19,608.2	$15,607.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011

Revenues [1]	$12,132.6	$11,094.5
Cost of revenues [1]	11,300.6	10,349.0

Gross profit	832.0	745.5
Selling, general and administrative	267.5	193.1

Operating income	564.5	552.4

Other (expense) income:
Interest income	2.3	0.4
Interest expense	(132.0)	(39.7)

	(129.7)	(39.3)

Income before income taxes	434.8	513.1
Provision for income taxes	167.0	186.6

Net income	$267.8	$326.5

Weighted average number of common shares outstanding during the period:
Basic	485.3	529.0
Diluted	489.7	533.9

Basic earnings per share	$0.55	$0.62

Diluted earnings per share	$0.55	$0.61

[1]	Includes retail pharmacy co-payments of $1,496.6 million and $1,526.5 million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2012	2011

Net income	$267.8	$326.5

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1.6	1.3

Comprehensive income	$269.4	$327.8

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$2,473.7
Net income	—	—	—	—	267.8	—	267.8
Other comprehensive income	—	—	—	1.6	—	—	1.6
Changes in stockholders’ equity related to employee stock plans	(0.3)	—	19.2	—	—	13.2	32.4

Balance at March 31, 2012	690.4	$6.9	$2,457.4	$18.6	$6,913.4	$(6,620.8)	$2,775.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$267.8	$326.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.0	62.9
Non-cash adjustments to net income	37.2	54.6
Deferred financing fees	18.1	1.0
Changes in operating assets and liabilities:
Accounts receivable	(96.4)	(189.3)
Claims and rebates payable	(223.7)	(166.5)
Other net changes in operating assets and liabilities	462.1	155.2

Net cash flows provided by operating activities	530.1	244.4

Cash flows from investing activities:
Purchases of property and equipment	(18.7)	(19.5)
Other	(10.3)	1.7

Net cash used in investing activities	(29.0)	(17.8)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	3,458.9	—
Deferred financing fees	(19.8)	—
Tax benefit relating to employee stock compensation	13.9	13.0
Net proceeds from employee stock plans	2.1	2.6

Net cash provided by financing activities	3,455.1	15.6

Effect of foreign currency translation adjustment	1.4	0.2

Net increase in cash and cash equivalents	3,957.6	242.4
Cash and cash equivalents at beginning of period	5,620.1	523.7

Cash and cash equivalents at end of period	$9,577.7	$766.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) substantially concurrently with the consummation of the Merger. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for the periods presented. However, references to amounts for periods after the closing of the Merger relate to the Company.

Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, we believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the notes to the consolidated financial statements included in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011. For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at March 31, 2012, the unaudited consolidated statement of operations and unaudited statement of comprehensive income for the three months ended March 31, 2012 and 2011, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2012, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2012 and 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2 – Fair value measurements

Accounting guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis include cash equivalents of $5.0 million and $1,817.4 million, restricted cash and investments of $30.0 million and $17.8 million, and trading securities (included in other assets) of $15.0 million and $14.1 million at March 31, 2012 and December 31, 2011, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

The carrying value of cash and cash equivalents (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility (Level 2) was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The carrying values and the fair values of our senior notes are shown, net of unamortized discount, in the following table:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

June 2009 Senior Notes
5.250% senior notes due 2012	$999.9	$1,009.0	$999.9	$1,017.5
6.250% senior notes due 2014	998.0	1,100.0	997.8	1,085.0
7.250% senior notes due 2019	497.4	617.0	497.3	593.1

	2,495.3	2,726.0	2,495.0	2,695.6

May 2011 Senior Notes
3.125% senior notes due 2016	1,494.9	1,552.5	1,494.6	1,493.7

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,307.5	1,249.7	1,265.3
4.750% senior notes due 2021	1,239.7	1,341.3	1,239.4	1,295.8
2.750% senior notes due 2014	899.1	924.3	899.0	907.8
6.125% senior notes due 2041	698.4	791.7	698.4	755.3

	4,086.9	4,364.8	4,086.5	4,224.2

February 2012 Senior Notes
2.650% senior notes due 2017	1,485.8	1,515.4	—	—
2.100% senior notes due 2015	995.3	1,011.2	—	—
3.900% senior notes due 2022	978.7	1,015.2	—	—

	3,459.8	3,541.8	—	—

Total	$11,536.9	$12,185.1	$8,076.1	$8,413.5

The fair values of our senior notes were estimated based on quoted prices in active markets for identical securities (Level 1 inputs). In determining the fair value of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair value of our liabilities.

Note 3 – Changes in business

As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of the Company and former Medco and ESI stockholders became owners of stock in the Company, which is listed for trading on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) stock exchange. Upon closing of the Merger, former ESI stockholders own approximately 59% of the Company and former Medco stockholders own approximately 41%. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Company stock. Holders of Medco stock options, restricted stock units, and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the NASDAQ for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger.

Based on the opening price of Express Scripts’ stock on April 2, 2012, the purchase price was comprised of the following:

(in millions)
Cash paid to Medco stockholders(1)	$11,309.5
Value of shares of common stock issued to Medco stockholders(2)	17,963.6
Value of stock options issued to holders of Medco stock options(3) (4)	706.1
Value of restricted stock units issued to holders of Medco restricted stock units(3)	174.8

Total consideration	$30,154.0

(1)	Equals Medco outstanding shares multiplied by $28.80 per share.
(2)	Equals Medco outstanding shares immediately prior to the Merger multiplied by the exchange ratio of 0.81, multiplied by the Express Scripts opening share price on April 2, 2012 of $56.49.
(3)	In accordance with applicable accounting guidance, the fair value of replacement awards attributable to precombination service is recorded as part of the consideration transferred in the Merger, while the fair value of replacement awards attributable to postcombination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period.
(4)	The fair value of the Company’s equivalent stock options was estimated using the Black-Scholes valuation model utilizing various assumptions. The expected volatility of the Company’s common stock price is a blended rate based on the average historical volatility over the expected term based on daily closing stock prices of ESI and Medco common stock. The expected term of the option is based on Medco historical employee stock option exercise behavior as well as the remaining contractual exercise term.

We believe the merger will combine the expertise of two complementary pharmacy benefit managers to further efforts to lower the cost of prescription drugs and improve the quality of care.

The following unaudited pro forma information presents a summary of ESI’s and Medco’s combined results of operations for the three months ended March 31, 2012 and 2011 as if the Merger and related financing transactions had occurred at January 1, 2011. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Total revenues	$28,131.1	$28,129.8
Net income	329.3	132.5
Basic earnings per share	0.41	0.15
Diluted earnings per share	$0.41	$0.15

Pro forma net income for the three months ended March 31, 2011 includes total non-recurring adjustments of $472.1 million related to estimated severance payments, accelerated stock-based compensation, and transaction costs incurred in connection with the Merger. These amounts represent the best available estimates as of the date of issuance and actual costs recorded in the year ended December 31, 2012 may differ materially from estimates utilized for pro forma purposes.

The merger will be accounted for under the purchase method of accounting with ESI treated as the acquirer for accounting purposes. As the Merger was consummated on April 2, 2012, the preliminary allocation of purchase price to individual assets and liabilities has not been completed due to the recent closing of the merger.

Note 4 – Goodwill and other intangible assets

The following is a summary of our goodwill and other intangible assets for our two reportable segments Pharmacy Benefit Management (“PBM”) and Emerging Markets (“EM”):

	March 31, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$5,513.3	$(107.5)	$5,405.8	$5,512.6	$(107.4)	$5,405.2
EM	80.5	—	80.5	80.5	—	80.5

	$5,593.8	$(107.5)	$5,486.3	$5,593.1	$(107.4)	$5,485.7

Other intangible assets
PBM
Customer contracts	$2,018.7	$(531.7)	$1,487.0	$2,018.5	$(494.7)	$1,523.8
Other	149.3	(78.0)	71.3	126.6	(60.1)	66.5

	2,168.0	(609.7)	1,558.3	2,145.1	(554.8)	1,590.3

EM
Customer relationships	68.4	(40.2)	28.2	68.4	(38.5)	29.9
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(40.2)	28.9	69.1	(38.5)	30.6

Total other intangible assets	$2,237.1	$(649.9)	$1,587.2	$2,214.2	$(593.3)	$1,620.9

The aggregate amount of amortization expense of other intangible assets for our operations was $56.8 million and $39.7 million for the three months ended March 31, 2012 and 2011, respectively. This increase was driven by amortization of deferred financing fees related to the issuance of Senior Notes, the bridge facility, and the term facility. See further discussion of these financing methods in Note 6 – Financing. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended both March 31, 2012 and 2011. The future aggregate amount of amortization expense of other intangible assets for our operations is expected to be approximately $196.2 million for 2012, $167.9 million for 2013, $162.1 million for 2014, $141.2 million for 2015 and $137.9 million for 2016. These estimates will increase once preliminary valuation procedures are completed for intangible assets acquired in connection with the Merger discussed in Note 3 – Changes in business. The weighted average amortization period of intangible assets subject to amortization is 14 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and nine months to 30 years for other intangible assets.

A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM	Total
Balance at December 31, 2011	$5,405.2	$80.5	$5,485.7
Foreign currency translation	0.6	—	0.6

Balance at March 31, 2012	$5,405.8	$80.5	$5,486.3

Note 5 – Earnings per share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for all periods:

	Three Months Ended March 31,
(in millions)	2012(1)	2011
Weighted average number of common shares outstanding during the period – Basic EPS	485.3	529.0
Dilutive common stock equivalents(2):
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units	4.4	4.9

Weighted average number of common shares outstanding during the period – Diluted EPS(3)	489.7	533.9

(1)	The decrease in the weighted average number of common shares outstanding for the three months ended March 31, 2012 for Basic and Diluted EPS resulted from the 46.4 million treasury shares repurchased during 2011.
(2)	Dilutive common stock equivalents for the three months ended March 31, 2012 do not include the 0.1 million shares that we would have received if the Accelerated Share Repurchase agreement discussed in Note 7 were settled as of March 31, 2012. These were excluded because their effect was anti-dilutive.
(3)	Excludes awards of 6.0 million and 2.6 million for the three months ended March 31, 2012 and 2011, respectively. These were excluded because their effect was anti-dilutive.

Note 6 – Financing

Long-term debt, net of unamortized discounts, consists of:

(in millions)	March 31, 2012	December 31, 2011

June 2009 Senior Notes
5.250% senior notes due 2012	$999.9	$999.9
6.250% senior notes due 2014	998.0	997.8
7.250% senior notes due 2019	497.4	497.3

	2,495.3	2,495.0

May 2011 Senior Notes
3.125% senior notes due 2016	1,494.9	1,494.6

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,249.7
4.750% senior notes due 2021	1,239.7	1,239.4
2.750% senior notes due 2014	899.1	899.0
6.125% senior notes due 2041	698.4	698.4

	4,086.9	4,086.5

February 2012 Senior Notes
2.650% senior notes due 2017	1,485.8	—
2.100% senior notes due 2015	995.3	—
3.900% senior notes due 2022	978.7	—

	3,459.8	—

Revolving credit facility due August 29, 2016	—	—

Revolving credit facility due August 13, 2013	—	—

Other	0.2	0.2

Total debt	11,537.1	8,076.3

Less current maturities	1,000.0	999.9

Long-term debt	$10,537.1	$7,076.4

BANK CREDIT FACILITIES

On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). At March 31, 2012, our credit agreement consisted of a $750.0 million revolving credit facility available for general corporate purposes (under which no borrowings were outstanding as of March 31, 2012). The 2010 credit facility required us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin over LIBOR would range from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the 2010 credit agreement, we were required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee would range from 0.20% to 0.30% depending on our consolidated leverage ratio. The 2010 credit facility was terminated and replaced by the new revolving facility (defined below) on April 2, 2012, as described below.

On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced our $750.0 million credit facility upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. In conjunction with the funding of the Merger, we drew $400.0 million under the new revolving facility on April 2, 2012.

The new credit agreement requires us to pay interest at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the new revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the new revolving facility, depending on our consolidated leverage ratio. Under the new credit agreement, we are required to pay commitment fees on the unused portion of the $1.5 billion new revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on our consolidated leverage ratio.

BRIDGE FACILITY

On August 5, 2011, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”) to be used to pay a portion of the cash consideration in connection with the Merger in the event that more favorable financing arrangements could not be secured. No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, we terminated the bridge facility.

SENIOR NOTES

On February 6, 2012, the Company issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”) in a private placement with registration rights, including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015 (“February 2015 Senior Notes”)

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017 (“February 2017 Senior Notes”)

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022 (“February 2022 Senior Notes”)

The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses.

We may redeem some or all of each series of February 2012 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 30 basis points with respect to any February 2015 Senior Notes being redeemed, 35 basis points with respect to any February 2017 Senior Notes being redeemed, or 40 basis points with respect to any February 2022 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The February 2012 Senior Notes, issued by the Company, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by ESI and most of our current and future 100% owned domestic subsidiaries, including, following the consummation of the Merger, Medco and (within 60 days following the consummation of the Merger) certain of Medco’s 100% owned domestic subsidiaries.

COVENANTS

Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At March 31, 2012, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

Note 7 – Common stock

On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) agreement. The ASR agreement consists of two agreements, providing for the repurchase of shares of our common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share. During 2011, we settled $1,725.0 million of the agreements and received 4.0 million additional shares. In total, we have received 33.4 million shares under the agreement through March 31, 2012.

Based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 0.1 million shares to us for the $25.0 million portion of the ASR agreement that was not settled at March 31, 2012. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive. On April 27, 2012, we settled the remaining portion of the ASR agreement and received 0.1 million additional shares.

The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date.

Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. The Board of Directors of the Company has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

Note 8 – Stock-based compensation plans

In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011 and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards, and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30 million. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2011 LTIP is 10 years. Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors.

Under ESI’s stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first quarter of 2012, we granted 3.4 million stock options with a weighted average fair market value of $15.14. The SSRs and stock options granted under both the 2000 LTIP and 2011 LTIP have three-year graded vesting.

During the first quarter of 2012, we granted to certain officers and employees approximately 0.3 million restricted stock units and performance shares with a weighted average fair market value of $53.05. The restricted stock units granted under both the 2000 LTIP and the 2011 LTIP have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first quarter of 2012, approximately 0.2 million additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 1.2 million at March 31, 2012 and 1.3 million at December 31, 2011.

We recognized stock-based compensation expense of $16.2 million and $11.9 million in the three months ended March 31, 2012 and March 31, 2011, respectively. Unamortized stock-based compensation as of March 31, 2012 was $67.5 million for stock options and SSRs and $47.8 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

Three Months Ended March 31,
	2012	2011
Expected life of option	2-5 years	3-5 years
Risk-free interest rate	0.3%-0.9%	1.2%-2.1%
Expected volatility of stock	30%-38%	36%-39%
Expected dividend yield	None	None

Note 9 – Contingencies

We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative accounting guidance, if the range of probable loss is broad, the liability accrued should be based on the lower end of the range.

In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ending March 31, 2012 or 2011.

When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.

The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. We are often unable to estimate a range of reasonably possible losses, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss. For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe that such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our consolidated cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

In December 2011, we received a proposal from a client asserting claims regarding the interpretation of certain contractual terms. We responded with an offer to settle these issues that included a lump sum payment of $30.0 million. Based on authoritative accounting guidance, as of the year ended December 31, 2011, we determined that these communications indicated that a loss is both probable and estimable and we recorded an accrual of $30.0 million as an offset to revenues in the consolidated statement of operations for the year ended December 31, 2011. While we continue to work with this client, we have determined it is still necessary to maintain an accrual of $30.0 million as of March 31, 2012. Accordingly, there has been no impact to the unaudited consolidated statement of operations for the three months ended March 31, 2012. While no final agreement has been reached on the matter, the parties are engaged in active discussions and continue to work to resolve the open issues.

Note 10 – Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of this change.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three months ended March 31, 2012 and 2011.

(in millions)	PBM	EM	Total
For the three months ended March 31, 2012
Product revenues:
Network revenues(1)	$7,683.8	$—	$7,683.8
Home delivery and specialty revenues(2)	3,980.7	—	3,980.7
Other revenues	—	371.6	371.6
Service revenues	90.1	6.4	96.5

Total revenues	11,754.6	378.0	12,132.6
Depreciation and amortization expense	63.1	1.9	65.0
Operating income	558.9	5.6	564.5
Interest income			2.3
Interest expense			(132.0)

Income before income taxes			434.8
Capital expenditures	17.6	1.1	18.7

For the three months ended March 31, 2011
Product revenues:
Network revenues(1)	$7,258.1	$—	$7,258.1
Home delivery and specialty revenues(2)	3,462.3	—	3,462.3
Other revenues	—	295.3	295.3
Service revenues	73.5	5.3	78.8

Total revenues	10,793.9	300.6	11,094.5
Depreciation and amortization expense	60.9	2.0	62.9
Operating income	546.5	5.9	552.4
Interest income			0.4
Interest expense			(39.7)

Income before income taxes			513.1
Capital expenditures	19.1	0.4	19.5

(1)	Includes retail pharmacy co-payments of $1,496.6 million and $1,526.5 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs, (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and (c) FreedomFP claims.

The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	Total

Total Assets
As of March 31, 2012	$19,103.4	$504.8	$19,608.2

As of December 31, 2011	$15,149.9	$457.1	$15,607.0

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain fertility and specialty drugs. EM product revenues consist of specialty distribution activities. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. EM service revenues include revenues from healthcare card administration.

Within our EM segment, we have initiated a strategic plan to sell a line of business. We have determined that results of operations for this line of business for both 2012 and 2011 are immaterial to both consolidated and segment results of operations, and we have therefore not presented these results separately for the current or prior period. Operating income (loss) for this line of business totaled $0.1 million and $(0.2) million for the three months ended March 31, 2012 and March 31, 2011, respectively. Total assets for this line of business were $25.8 million as of March 31, 2012. The majority of these assets represent goodwill of $12.0 million, restricted cash of $9.2 million and cash of $2.8 million. As these amounts represent less than 0.2% of total consolidated assets, the assets were not classified as held for sale within the consolidated balance sheet. We believe no impairment exists for assets held by this line of business as of March 31, 2012.

The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	Three Months Ended March 31,
	2012	2011

WellPoint	26.7%	29.2%
Department of Defense (“DoD”)	21.0%	21.7%
Other	6.6%	6.2%

Top five clients	54.3%	57.1%

Revenues earned by our Canadian PBM totaled $16.2 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $17.8 million and $17.6 million as of March 31, 2012 and December 31, 2011, respectively. All other long-lived assets are domiciled in the United States.

Note 11 – Condensed consolidating financial information

The senior notes issued by the Company and ESI are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Certain amounts from prior periods have been reclassified to conform to current period presentation. The following presents the condensed consolidating financial information separately for:

(i)	Express Scripts, Inc. (the Parent Company as of March 31, 2012), the issuer of certain guaranteed obligations (the Parent Company also guarantees the obligations of Express Scripts Holding Company);

(ii)	Express Scripts Holding Company (formerly known as Aristotle Holding, Inc.), incorporated in 2011 and the issuer of additional guaranteed obligations;

(iii)	Guarantor subsidiaries, on a combined basis, as specified in the indentures related to Express Scripts Inc.’s and Express Scripts Holding Company’s obligations under the notes;

(iv)	Non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts, Inc.	Express Scripts Holding Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2012
Cash and cash equivalents	$9,467.4	$—	$4.7	$105.6	$—	$9,577.7
Restricted cash and investments	—	—	9.2	20.8	—	30.0
Receivables, net	1,049.7	—	828.3	130.4	—	2,008.4
Other current assets	35.0	—	435.1	17.9	—	488.0

Total current assets	10,552.1	—	1,277.3	274.7	—	12,104.1

Property and equipment, net	284.4	—	102.2	18.9	—	405.5
Investments in subsidiaries	6,925.4	—	—	—	(6,925.4)	—
Intercompany	—	7,496.3	4,294.1	—	(11,790.4)	—
Goodwill	2,921.4	—	2,538.8	26.1	—	5,486.3
Other intangible assets, net	1,285.9	50.3	247.3	3.7	—	1,587.2
Other assets	23.1	—	—	2.0	—	25.1

Total assets	$21,992.3	$7,546.6	$8,459.7	$325.4	$(18,715.8)	$19,608.2

Claims and rebates payable	$2,650.3	$—	$—	$—	$—	$2,650.3
Accounts payable	351.2	—	640.9	125.7	—	1,117.8
Accrued expenses	460.0	—	386.4	52.8	—	899.2
Current maturities of long-term debt	1,000.0	—	—	—	—	1,000.0

Total current liabilities	4,461.5	—	1,027.3	178.5	—	5,667.3

Long-term debt	2,990.5	7,546.6	—	—	—	10,537.1
Intercompany	11,715.3	—	—	75.1	(11,790.4)	—
Other liabilities	49.5	—	572.6	6.2	—	628.3
Stockholders’ equity	2,775.5	—	6,859.8	65.6	(6,925.4)	2,775.5

Total liabilities and stockholders’ equity	$21,992.3	$7,546.6	$8,459.7	$325.4	$(18,715.8)	$19,608.2

As of December 31, 2011
Cash and cash equivalents	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1
Restricted cash and investments	—	—	13.1	4.7	—	17.8
Receivables, net	1,289.4	—	592.3	34.0	—	1,915.7
Other current assets	33.8	—	453.1	17.5	—	504.4

Total current assets	6,845.4	—	1,063.9	148.7	—	8,058.0

Property and equipment, net	293.0	—	105.2	18.0	—	416.2
Investments in subsidiaries	6,812.6	—	—	—	(6,812.6)	—
Intercompany	—	4,057.3	3,953.8	—	(8,011.1)	—
Goodwill	2,921.4	—	2,538.8	25.5	—	5,485.7
Other intangible assets, net	1,331.4	29.2	256.8	3.5	—	1,620.9
Other assets	22.1	—	2.5	1.6	—	26.2

Total assets	$18,225.9	$4,086.5	$7,921.0	$197.3	$(14,823.7)	$15,607.0

Claims and rebates payable	$2,873.5	$—	$0.6	$—	$—	$2,874.1
Accounts payable	686.6	—	238.4	3.1	—	928.1
Accrued expenses	256.5	—	362.5	37.0	—	656.0
Current maturities of long-term debt	999.9	—	—	—	—	999.9

Total current liabilities	4,816.5	—	601.5	40.1	—	5,458.1

Long-term debt	2,989.9	4,086.5	—	—	—	7,076.4
Intercompany	7,899.1	—	—	112.0	(8,011.1)	—
Other liabilities	46.7	—	546.4	5.7	—	598.8
Stockholders’ equity	2,473.7	—	6,773.1	39.5	(6,812.6)	2,473.7

Total liabilities and stockholders’ equity	$18,225.9	$4,086.5	$7,921.0	$197.3	$(14,823.7)	$15,607.0

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts, Inc.	Express Scripts Holding Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2012
Revenues	$7,562.4	$—	$4,484.6	$85.6	$—	$12,132.6
Operating expenses	7,219.7	—	4,292.6	55.8	—	11,568.1

Operating income (loss)	342.7	—	192.0	29.8	—	564.5
Interest expense, net	(68.2)	(59.8)	(1.1)	(0.6)	—	(129.7)

Income (loss) before income taxes	274.5	(59.8)	190.9	29.2	—	434.8
Provision (benefit) for income taxes	106.4	(23.2)	80.5	3.3	—	167.0

Net income (loss) from operations	168.1	(36.6)	110.4	25.9	—	267.8
Equity in earnings of subsidiaries	99.7	—	—	—	(99.7)	—

Net income (loss)	267.8	(36.6)	110.4	25.9	(99.7)	267.8
Other comprehensive income, net of tax	1.6	—	—	1.6	(1.6)	1.6

Comprehensive income (loss)	$269.4	$(36.6)	$110.4	$27.5	$(101.3)	$269.4

For the three months ended March 31, 2011
Revenues	$7,173.1	$—	$3,897.2	$24.2	$—	$11,094.5
Operating expenses	6,725.6	—	3,788.8	27.7	—	10,542.1

Operating income (loss)	447.5	—	108.4	(3.5)	—	552.4
Interest expense, net	(37.9)	—	(1.7)	0.3	—	(39.3)

Income (loss) before income taxes	409.6	—	106.7	(3.2)	—	513.1
Provision for income taxes	147.1	—	38.0	1.5	—	186.6

Net income (loss) from operations	262.5	—	68.7	(4.7)	—	326.5
Equity in earnings of subsidiaries	64.0	—	—	—	(64.0)	—

Net income (loss)	326.5	—	68.7	(4.7)	(64.0)	326.5
Other comprehensive income, net of tax	1.3	—	—	1.3	(1.3)	1.3

Comprehensive income (loss)	$327.8	$—	$68.7	$(3.4)	$(65.3)	$327.8

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Express Scripts Holding Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2012
Net cash flows provided by (used in) operating activities	$236.3	$(34.8)	$364.5	$63.8	$(99.7)	$530.1

Cash flows from investing activities:
Purchase of property and equipment	(14.0)	—	(2.9)	(1.8)	—	(18.7)
Other	—	—	1.9	(12.2)	—	(10.3)

Net cash used in investing activities	(14.0)	—	(1.0)	(14.0)	—	(29.0)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	—	3,458.9	—	—	—	3,458.9
Deferred financing fees	—	(19.8)	—	—	—	(19.8)
Tax benefit relating to employee stock compensation	13.9	—	—	—	—	13.9
Net proceeds from employee stock plans	2.1	—	—	—	—	2.1
Net transactions with parent	3,706.9	(3,404.3)	(364.2)	(38.1)	99.7	—

Net cash provided by (used in) financing activities	3,722.9	34.8	(364.2)	(38.1)	99.7	3,455.1

Effect of foreign currency translation adjustment	—	—	—	1.4	—	1.4

Net increase (decrease) in cash and cash equivalents	3,945.2	—	(0.7)	13.1	—	3,957.6
Cash and cash equivalents at beginning of period	5,522.2	—	5.4	92.5	—	5,620.1

Cash and cash equivalents at end of period	$9,467.4	$—	$4.7	$105.6	$—	$9,577.7

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2011
Net cash flows provided by (used in) operating activities	$99.8	$218.0	$(9.4)	$(64.0)	$244.4

Cash flows from investing activities:
Purchase of property and equipment	(15.2)	(2.4)	(1.9)	—	(19.5)
Other	—	1.4	0.3	—	1.7

Net cash used in investing activities	(15.2)	(1.0)	(1.6)	—	(17.8)

Cash flows from financing activities:
Tax benefit relating to employee stock compensation	13.0	—	—	—	13.0
Net proceeds from employee stock plans	2.6	—	—	—	2.6
Net transactions with parent	130.8	(216.9)	22.1	64.0	—

Net cash provided by (used in) financing activities	146.4	(216.9)	22.1	64.0	15.6

Effect of foreign currency translation adjustment	—	—	0.2	—	0.2

Net increase in cash and cash equivalents	231.0	0.1	11.3	—	242.4
Cash and cash equivalents at beginning of period	456.7	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$687.7	$9.1	$69.3	$—	$766.1

Note 12 – Subsequent events

On April 2, 2012, we completed the Merger with Medco discussed above. Total consideration was $30.2 billion, composed of $11.3 billion in cash, $18.0 billion in common stock of the Company, and $0.9 billion of replacement stock options and restricted stock units. Refer to Note 3 – Changes in business for a summary of this transaction. In connection with the Merger, we borrowed amounts under the new credit agreement. See Note 6 – Financing for further discussion.

FINANCING

Medco held a $1,000.0 million senior unsecured revolving credit facility and a $1,000.0 million senior unsecured term loan at the time of the Merger on April 2, 2012. Immediately upon consummation of the Merger, we repaid the credit facility, term loan and all associated interest.

Following consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco will be reported as debt obligations of the Company on a consolidated basis:

•	$500.0 million aggregate principal amount of 7.250% senior notes due 2013

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020

On May 7, 2012, the Company redeemed Medco’s $500.0 million aggregate principal amount of 7.25% senior notes due 2013. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of these notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable U.S. Treasury security for such redemption date plus 50 basis points. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest.

STOCK-BASED COMPENSATION PLANS

As part of the consideration transferred in the Merger, the Company issued 41.5 million replacement stock options to holders of Medco stock options and 7.2 million replacement restricted stock units to holders of Medco restricted stock units.

Effective upon the closing of the Merger, the Company assumed the sponsorship of (i) the 2011 LTIP originally adopted by ESI (as discussed in Note 8 – Stock-based compensation plans) and (ii) the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, originally adopted by Medco, allowing the Company to issue awards under each of these plans.

Under the Medco 2002 Stock Incentive Plan, Medco granted, and the Company may grant, stock options, restricted stock units, and other types of awards to employees and directors. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Awards granted under this plan are subject to accelerated vesting upon change in control and termination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Associated Risks

Information we have included or incorporated by reference in this Quarterly Report on Form 10-Q, and information which may be contained in our other filings with the SEC and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause our actual results to differ materially from those contemplated by any forward looking statements, including, but not limited to the factors listed below:

STANDARD OPERATING FACTORS

•

our ability to remain profitable in a very competitive marketplace is dependent upon our ability to attract and retain clients while maintaining our margins, to differentiate our products and services from others in the marketplace, and to develop and cross sell new products and services to our existing clients

•	our failure to anticipate and appropriately adapt to changes in the rapidly changing healthcare industry

•

changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources in order to comply

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices

•	the termination, or an unfavorable modification, of our relationship with one or more key pharmacy providers, or significant changes within the pharmacy provider marketplace

•	our failure to execute on, or other issues arising under, certain key client contracts

•	changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D

•	our failure to effectively execute on strategic transactions, or to integrate or achieve anticipated benefits from any acquired businesses

•	the impact of our debt service obligations on the availability of funds for other business purposes, and the terms and our required compliance with covenants relating to our indebtedness

•

a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service within our operations or the operations of such vendors

•

the termination, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•	changes in industry pricing benchmarks

•

results in pending and future litigation or other proceedings which would subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives

•	other risks described from time to time in our filings with the SEC

FACTORS RELATED TO THE TRANSACTION WITH MEDCO

•

uncertainty around realization of the anticipated benefits of the transaction, including the expected amount and timing of cost savings and operating synergies and a delay or difficulty in integrating the businesses of Express Scripts, Inc. and Medco or in retaining clients of the respective companies

•	the impact of transaction and Merger-related costs on our financial results

•	uncertainty as to the long-term value of our common shares

These and other relevant factors and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand that it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

See the more comprehensive description of risk factors Part II — Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) substantially concurrently with the consummation of the Merger. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for the periods presented. However, references to amounts for periods after the closing of the Merger relate to the Company.

As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty and fertility home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patients’ homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.

Through our Emerging Markets (“EM”) segment, we provide distribution of pharmaceuticals and medical supplies to providers and clinics, healthcare account administration and implementation of consumer-directed healthcare solutions. During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and EM segments represented 99.2% and 99.3% of revenues for the three months ended March 31, 2012 and 2011, respectively.

As a result of the Merger, we are assessing our segment structure and strategic options for all of our combined subsidiaries.

MERGER TRANSACTION

As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of the Company and former Medco and ESI stockholders became owners of stock in the Company, which is listed for trading on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) stock exchange. Upon closing of the Merger, former ESI stockholders own approximately 59% of the Company and former Medco stockholders own approximately 41%. See further discussion under the caption “Changes in Business” contained within “Liquidity and Capital Resources.”

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first quarter of 2012 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We saw an increase in claims volume during the first quarter of 2012 over the same period of 2011. We also benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, and higher generic fill rate (76.5% compared to 73.8% in the same period of 2011). In addition, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.

The positive trends we saw in recent quarters, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure and the current adverse economic environment, among other factors, and thus continue to generate improvements in our results of operations in the future. The Merger discussed above combines ESI’s and Medco’s complementary offerings to create better models of care and improve patients’ adherence to prescribed treatment regimens, while driving down the cost of healthcare and improving operating results by achieving synergies.

As the regulatory environment evolves, we expect to continue to make investments designed to keep us ahead of the competition. These projects include preparation for changes to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Medicare regulations and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”). In addition, we accelerated spending on certain projects in the first quarter of 2012 in order to create additional capacity to complete integration activities for the Merger.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012.

CLIENTS

We are a provider of PBM services to several market segments. Our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We provide specialty services to customers who also include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others. Refer to Note 10 – Segment information for a discussion of client concentration.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of this change.

	Three Months Ended March 31,
(in millions)	2012	2011

Product revenues
Network revenues(1)	$7,683.8	$7,258.1
Home delivery and specialty revenues(2)	3,980.7	3,462.3
Service revenues	90.1	73.5

Total PBM revenues	11,754.6	10,793.9
Cost of PBM revenues(1)	10,935.5	10,061.2

PBM gross profit	819.1	732.7
PBM SG&A expenses	260.2	186.2

PBM operating income	$558.9	$546.5

Claims
Network	153.0	148.8
Home delivery and specialty(2)	14.0	13.2

Total PBM Claims	167.0	162.0

Total adjusted PBM Claims(3)	192.8	186.1

(1)	Includes retail pharmacy co-payments of $1,496.6 million and $1,526.5 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs, (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.
(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

Product Revenues for the three months ended March 31, 2012: Network pharmacy revenues increased by $425.7 million, or 5.9%, in the three months ended March 31, 2012 over the same period of 2011. Approximately $286.7 million of this increase relates to pricing, primarily due to inflation offset by an increase in the generic fill rate (77.7% for the three months ended March 31, 2012 compared with 75.0% for the same period of 2011). The remaining increase, $139.0 million, is primarily due to higher claims volume.

Home delivery and specialty revenues increased $518.4 million, or 15.0%, in the three months ended March 31, 2012 from the same period in 2011. Approximately $295.6 million relates to pricing, primarily due to inflation offset by an increase in the generic fill rate. Our home delivery generic fill rate increased to 66.2% of home delivery claims in the three months ended March 31, 2012 as compared to 61.8% in the same period of 2011. The remaining increase, $222.8 million, is primarily due to higher claims volume attributed to the success of mail conversion programs.

Cost of PBM revenues increased $874.3 million, or 8.7%, in the three months ended March 31, 2012 from the same period of 2011 due primarily to increased volume and inflation.

Our PBM gross profit increased $86.4 million, or 11.8%, for the three months ended March 31, 2012 as compared to the same period of 2011. This increase was due primarily to better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2012 increased by $74.0 million, or 39.7%, as compared to the same period of 2011 primarily as a result transaction costs related to the Merger. Included in SG&A for the three months ended March 31, 2012 is $26.7 million of transaction costs. No transaction costs were incurred during the same period of 2011. The remaining increase relates primarily to management compensation and spending for certain projects in the first quarter of 2012 in order to create additional capacity to complete integration activities for the Merger.

PBM operating income increased $12.4 million, or 2.3%, for the three months ended March 31, 2012 as compared to the same period of 2011, based on the various factors described above.

EM OPERATING INCOME

During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of this change.

	Three Months Ended March 31,
(in millions)	2012	2011

Product revenues	$371.6	$295.3
Service revenues	6.4	5.3

Total EM revenues	378.0	300.6
Cost of EM revenues	365.1	287.8

EM gross profit	12.9	12.8
EM SG&A expenses	7.3	6.9

EM operating income	$5.6	$5.9

EM Operations: EM operating income decreased by $0.3 million, or 5.1%, for the three months ended March 31, 2012 from the same period of 2011. Higher costs due to product mix were partially offset by increases in volume across all lines of business within the segment.

OTHER (EXPENSE) INCOME

Net interest expense and other increased $90.4 million in the three months ended March 31, 2012 as compared to the same period of 2011. The increase is primarily due to $79.5 million of interest and fees related to the senior notes issued in connection with funding the Merger and amortization of the remaining bridge loan fees and commitment fees related to the new credit agreement.

PROVISION FOR INCOME TAXES

Our effective tax rate from operations increased to 38.4% for the first quarter of 2012 from 36.4% for the same period of 2011 due to changes in our unrecognized tax benefits and the impact of transaction related costs on the mix of our operating income. As a result of the Merger, we expect the state apportionment of the combined organization to have a negative impact on our recurring effective tax rate on a prospective basis. We also expect a nonrecurring charge in the second quarter of 2012 resulting from the reversal of the deferred tax asset previously established for certain transaction related costs which became nondeductible upon the consummation of the Merger.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended March 31, 2012 decreased $58.7 million, or 18.0%, over the same period of 2011 due to factors discussed above.

Basic and diluted earnings per share decreased 11.3% and 9.8%, respectively, for the three months ended March 31, 2012 over the same period of 2011. The decrease is primarily due to interest expense, financing fees, commitment fees and transaction costs incurred in connection with the Merger, partially offset by increased gross profit and treasury share repurchases during 2011.

EBITDA

We have provided below a reconciliation of EBITDA to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA(1)	Three Months Ended March 31,
(in millions, except per claim data)	2012	2011
Net income	$267.8	$326.5
Income taxes	167.0	186.6
Depreciation and amortization	65.0	62.9
Interest expense, net	129.7	39.3

EBITDA	629.5	615.3
Adjustments to EBITDA
Transaction costs	26.7	—

Adjusted EBITDA	656.2	615.3
Total adjusted claims	192.8	186.1

Adjusted EBITDA per adjusted claim(2)	$3.40	$3.31

(1)	EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.
(2)	Adjusted EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING

For the three months ended March 31, 2012, net cash provided by operations increased $285.7 million to $530.1 million compared to the same period of 2011. Changes in working capital resulted in cash inflow of $142.0 million in the three months ended March 31, 2012 compared to a cash outflow of $200.6 million over the same period of 2011, resulting in a total change of $342.6 million. The cash flow increase was primarily due to an increase in accrued expenses due to timing of income tax and interest payments, as well as the timing of collection of client accounts receivable. This increase was offset by a decrease in net income of $58.7 million in the three months ended March 31, 2012 compared to the same period of 2011.

Net cash used in investing activities increased $11.2 million for the three months ended March 31, 2012 over the same period of 2011 primarily due to changes in restricted cash balances. Capital expenditures remained relatively flat compared to the prior period. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

Net cash provided by financing activities was $3,455.1 million for the three months ended March 31, 2012 compared to $15.6 million in the same period of 2011. This increase is primarily due to proceeds of $3,458.9 million from the issuance of senior notes during the three months ended March 31, 2012.

Medco held a $1,000.0 million senior unsecured revolving credit facility and a $1,000.0 million senior unsecured term loan at the time of the Merger on April 2, 2012. Immediately upon consummation of the Merger, we repaid the credit facility, term loan and all associated interest.

Following consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco will be reported as debt obligations of the Company on a consolidated basis:

•	$500.0 million aggregate principal amount of 7.250% senior notes due 2013

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020

On May 7, 2012, the Company redeemed Medco’s $500.0 million aggregate principal amount of 7.25% senior notes due 2013. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of these notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable U.S. Treasury security for such redemption date plus 50 basis points. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest.

Our current maturities of long term debt include approximately $1.0 billion of senior notes that will mature in June 2012. We anticipate that our current cash balances, cash flows from operations and our revolving credit facility will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including the financing incurred in connection with the Merger, market conditions or other factors, we believe our liquidity options discussed above are sufficient to meet our cash flow needs.

CHANGES IN BUSINESS

As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of the Company and former Medco and ESI stockholders became owners of stock in the Company, which is listed for trading on the NASDAQ. Upon closing of the Merger, former ESI stockholders own approximately 59% of the Company and former Medco stockholders own approximately 41%. Per the terms of the Merger Agreement, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Company stock. Holders of Medco stock options, restricted stock units, and deferred stock units received a replacement award at an exchange ratio of 1.3474 Express Scripts awards for each Medco award earned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the NASDAQ for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger. Based on the opening price of Express Script’s stock on April 2, 2012, total consideration was $30.2 billion, composed of $11.3 billion in cash, $18.0 billion in common stock of the Company, and $0.9 billion of replacement stock options and restricted stock units. We believe the merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care.

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2012 or thereafter, other than the Merger with Medco.

STOCK REPURCHASE PROGRAM

No treasury share repurchases were made during the three months ended March 31, 2012 under ESI’s former stock repurchase program. Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were cancelled and retired. The Board of Directors of the Company has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

ACCELERATED SHARE REPURCHASE

On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) agreement. The ASR agreement consists of two agreements, providing for the repurchase of shares of our common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share. During 2011, we settled $1,725.0 million of the agreements and received 4.0 million additional shares. In total, we have received 33.4 million shares under the agreement through March 31, 2012.

As of March 31, 2012, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 0.1 million shares to us for the $25.0 million portion of the ASR agreement that has not yet been settled. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive. On April 27, 2012, we settled the remaining portion of the ASR agreement and received 0.1 million additional shares.

The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date.

BANK CREDIT FACILITIES

On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). At March 31, 2012, our credit agreement consisted of a $750.0 million revolving credit facility available for general corporate purposes (under which no borrowings were outstanding as of March 31, 2012). The 2010 credit facility was terminated and replaced by the new revolving facility (defined below) on April 2, 2012, as described below.

On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”), which was fully funded on April 2, 2012, and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with entering into the Merger Agreement with Medco, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced our $750.0 million credit facility upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. In conjunction with the funding of the Merger, we drew $400.0 million under the new revolving facility on April 2, 2012.

Our credit agreements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants under the new credit agreement exempt such agreed upon actions taken in connection with the Merger. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At March 31, 2012, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

See Note 6 – Financing for more information on our credit facilities.

BRIDGE FACILITY

On August 5, 2011, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”) to be used to pay a portion of the cash consideration in connection with the Merger in the event that more favorable financing arrangements could not be secured. No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, we terminated the bridge facility.

SENIOR NOTES

On February 6, 2012, we issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”) in a private placement with registration rights, including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022

On November 14, 2011, we issued $4.1 billion of Senior Notes (the “November 2011 Senior Notes”) in a private placement with registration rights, including:

•	$900 million aggregate principal amount of 2.750% Senior Notes due 2014

•	$1.25 billion aggregate principal amount of 3.500% Senior Notes due 2016

•	$1.25 billion aggregate principal amount of 4.750% Senior Notes due 2021

•	$700 million aggregate principal amount of 6.125% Senior Notes due 2041

The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 – Changes in business).

On May 2, 2011, ESI issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (“May 2011 Senior Notes”). The proceeds were used to repurchase treasury shares.

On June 9, 2009, ESI issued $2.5 billion of Senior Notes (“June 2009 Senior Notes”), including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500 million aggregate principal amount of 7.250% Senior Notes due 2019

The net proceeds were used for the acquisition of WellPoint’s NextRx PBM Business.

See Note 6 – Financing for more information on our Senior Notes borrowings.

OTHER MATTERS

As previously noted in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011, Walgreen Co. (“Walgreens”), a former member of certain of our pharmacy provider networks, announced on June 21, 2011, its intention to no longer participate in such networks following the expiration of our contract at the end of 2011. Contract negotiations with network pharmacy providers are part of the normal course of our business; however, we were not able to agree on terms, conditions and rates that were fair for our clients and members. As a result, the contract with Walgreens expired on December 31, 2011. Excluding Walgreens, our retail network consists of approximately 55,000 pharmacy locations at March 31, 2012 and satisfies all client guarantees for access. We received strong support from our clients and more than 95% of our clients’ volume moved forward into 2012 with minimal disruption or member inconvenience without Walgreens in the network. ESI provided a full array of tools and resources to help members efficiently transfer prescriptions to another conveniently located pharmacy. We remain open to negotiations with Walgreens in the future.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2012, we had no obligations, net of cash, which were subject to variable rates of interest under our credit agreements.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and/or our subsidiaries are parties to a number of lawsuits, claims, government inquiries, investigations, charges and proceedings in which unspecified damages are sought. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the opposing parties may seek to recover. We also cannot provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results.

The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011:

•

Several lawsuits were filed by stockholders of Medco Health Solutions, Inc. (“Medco”) challenging our proposed merger transaction with Medco following our announcement on July 21, 2011, that we had entered into a definitive merger agreement. The complaints in the actions name as defendants Medco and/or various members of Medco’s board of directors as well as Express Scripts Holding Company (“Express Scripts”) and Express Scripts, Inc. (“ESI”). Twenty-two complaints were filed in three different venues: the Court of Chancery of the State of Delaware, in the United States District Court for the District of New Jersey, and in the Superior Court of the State of New Jersey. The plaintiffs in the purported class action complaints generally alleged, among other things, that (i) the members of Medco’s board of directors breached their fiduciary duties to Medco and its stockholders by authorizing the proposed merger and (ii) Express Scripts and ESI aided and abetted the alleged breaches of fiduciary duty by Medco and its directors. The plaintiffs sought, among other things, to enjoin the defendants from consummating the merger transaction on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action. A class was certified in the Court of Chancery of the State of Delaware. The cases filed in the Superior Court of the State of New Jersey were stayed on August 26, 2011. On November 7, 2011, the parties entered into a memorandum of understanding in which they agreed upon the terms of settlement, and plaintiffs agreed to withdraw applications for preliminary injunction of the acquisition and stay all further litigation pending court approval of the settlement. The terms of the settlement are reflected in the Amendment No. 1 to Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 8, 2011. On April 16, 2012, the United States District of New Jersey approved the settlement pertaining to all parties to the litigation.

•

National Association of Chain Drug Stores, et al. v. Express Scripts, Inc. and Medco Health Solutions, Inc. (Case No. 2:05-mc-02025, United States District Court for the Western District of Pennsylvania). On March 29, 2012, two pharmacy trade groups and several retail pharmacies filed a lawsuit seeking a preliminary injunction to prohibit the Company’s merger with Medco. The Court held a hearing on plaintiffs’ motion for preliminary injunction and the Company’s motion to dismiss on April 10, 2012. On April 25, 2012, the Court denied plaintiffs’ motion for preliminary injunction. The Company’s motion to dismiss remains under submission.

On April 2, 2012, the Company closed the merger transaction with Medco and acquired the following additional litigation:

•

In re: PBM Antitrust Litigation (Civ. No. 2:06-MD-1782-JF, United States District Court for the Eastern District of Pennsylvania). In August 2003, Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (Civ. No. 2:03-4730, United States District Court for the Eastern District of Pennsylvania) was filed against Merck & Co., Inc. (“Merck”) and Medco. Plaintiffs moved for class certification to represent a national class of retail pharmacies and allege that Medco conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that, through conspiracy, Medco has engaged in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. Plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (Civil Action No. 2:06-MD-1782-JF, United States District Court for the Northern District of Alabama), was filed against Medco in October 2003. In their Second Amended Complaint, plaintiffs allege that Merck and Medco engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that Merck and Medco engaged in various forms of anticompetitive conduct including, among other things, setting reimbursement rates to pharmacies at unreasonably low levels. Plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification has been granted, but Medco filed a motion to decertify the class and this matter has been consolidated with other actions where class certification remains an open issue. In December 2005, Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. (Civ. No. 3:05-5108, United States District Court for the Northern District of California) was filed against Medco and Merck. Plaintiffs seek to represent a class of all pharmacies and pharmacists that contracted with Medco and California pharmacies that indirectly purchased prescription drugs from Merck and make factual allegations similar to those in the Alameda Drug Company action discussed below. Plaintiffs assert claims for violation of the Sherman Act, California antitrust law and California law prohibiting unfair business practices. Relief demanded includes, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. These cases were transferred and consolidated for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania in August 2006.

•

Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. (Case No. CGC-04-428109, Superior Court of San Francisco, California). Plaintiffs filed this lawsuit in January 2004 against Medco and Merck seeking certification of a class of all California pharmacies that contracted with Medco and that indirectly purchased prescription drugs from Merck. Plaintiffs allege, among other things, that since at least the expiration of a 1995 consent injunction entered by the United States District Court for the Northern District of California, Medco failed to maintain an Open Formulary (as defined in the consent injunction), and that Medco and Merck failed to prevent nonpublic information received from competitors of Medco and Merck from being disclosed to each other. Plaintiffs further claim that, as a result of these alleged practices, Medco increased its market share and artificially reduced the level of reimbursement to the retail pharmacy class members and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with Medco were fixed above competitive levels. Plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices and assert that Medco acted as a purchasing agent for its plan sponsor customers in order to suppress competition. Plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief.

•

Government Proceedings and Requests for Information. The Company is aware of the existence of three qui tam matters. Two of the qui tam matters are filed under seal and the Company is prohibited from answering inquiries about those complaints. Medco was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The sealed first action was filed in the United States District Court for the Eastern District of Pennsylvania and appears to allege that Medco billed government payors using invalid or out-of-date national drug codes. The sealed second action was filed in the United States District Court for the District of New Jersey and appears to allege that Medco charged government payors a different rate than it reimbursed pharmacies, engaged in duplicate billing, refilled prescriptions too soon and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The Company does not know the identities of the relators in either of these matters and is not able to predict with certainty the timing or outcome of these matters. The government has declined to intervene in the third, unsealed, qui tam matter which relates to PolyMedica Corporation, a Medco subsidiary acquired in the fourth quarter of 2007. This matter is progressing as a civil lawsuit, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (Cause No. 08-14201-CIV-Graham/Lynch, United States District Court for the Southern District of Florida) in the United States District Court for the Southern District of Florida), although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments. In July 2010, the United States District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs filed an amended complaint that was dismissed with prejudice in October 2010. Plaintiffs appealed the dismissal of two counts of the complaint and, on February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the United States District Court for the Southern District of Florida to reinstate those two claims. On April 18, 2012, the District Court held a status conference and set the case for trial on January 28, 2013.

•

The People of the State of California v. Medco Health Solutions, Inc. (Case No. CGC 12-519460, Superior Court of the State of California). In April 2010, the Attorney General for the State of California requested information from Medco about a former consultant who was engaged by Medco in 2004 and again later in a year-to-year contract that terminated in 2009. In March 2011, Medco received a subpoena from the Securities and Exchange Commission’s Los Angeles Regional Office staff requesting the production of documents relating to an ongoing investigation of the California Public Pension Funds. On March 22, 2012, Medco entered into a settlement agreement with the California Attorney General’s Office. The settlement agreement does not include any finding or admission of wrongdoing on the part of Medco or its employees. As part of the settlement, a complaint and stipulated final judgment were also filed in the California Superior Court on March 23, 2012. The stipulated final judgment requires that Medco take certain actions and does not constitute evidence of an admission by Medco regarding any issue of law or fact alleged in the complaint. Medco agreed to pay the California Attorney General’s office $2.75 million in reimbursement of costs related to the inquiry and settlement. The stipulated judgment was approved and entered by the Court on April 12, 2012.

•

In July 2011, Medco received a subpoena duces tecum from the United States Department of Justice, District of Delaware, requesting information from Medco concerning its arrangements with Astra Zeneca concerning four Astra Zeneca drugs. The Company is cooperating with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

Additional information regarding such matters is contained in Item 3 – Legal Proceedings in each of ESI’s and Medco’s Annual Reports on Form 10-K for the year ended December 31, 2011.

In addition, in the ordinary course of our business there have arisen various legal proceedings, investigations or claims now pending against our subsidiaries and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured reserves are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance reserves will not be material.

Item 1A—Risk Factors

Our business is subject to certain risks and uncertainties. In evaluating the business and prospects of Express Scripts Holding Company, you should carefully consider the risk factors presented below, which are restated in their entirety as compared to the risk factors presented in ESI’s Form 10-K for the year ended December 31, 2011 prior to the completion of the Merger. You should consider these risk factors together with other matters described in ESI’s and Medco’s Annual Reports on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q and in our, ESI’s and Medco’s other filings with the SEC.

General Risk Factors

We operate in a very competitive industry, and competition could compress our margins and impair our ability to attract and retain clients. Our failure to differentiate our products and services in the marketplace could magnify the impact of the competitive environment.

Our ability to remain competitive is dependent upon our ability to attract new clients and retain existing clients, as well as cross-sell additional services to our clients. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by customer demands, legislative and regulatory activity and other market factors. Historically in the PBM industry, competition in the marketplace has also caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, puts pressure on operating margins, which have historically been offset by a variety of positive trends including lower drug purchasing costs, increased generic usage, drug price inflation and increased rebates. Our failure or inability to maintain these positive trends, or identify and implement new ways to mitigate pricing pressures, could impact our ability to attract or retain clients or could negatively impact our margins.

In addition, our clients are well informed and organized and can easily move between us and our competitors. These factors together with the impact of the competitive marketplace or other significant differentiating factors between our offerings and those of our competitors may make it difficult for us to retain existing clients, sell to new clients and cross-sell additional services to clients, which could materially adversely affect our business and financial results.

In a highly competitive marketplace such as the PBM industry, a competitor’s service offering and reputation within the industry can have a substantial impact on its ability to attract and retain clients. This requires us to differentiate our business offerings by innovating and delivering products and services that demonstrate value to our clients, particularly in response to market changes from public policy. Further, the reputational impact of a service-related event, or our failure to innovate and deliver products and services that demonstrate value to our clients, may affect our ability to retain or grow profitable clients which could have a material adverse effect on our financial results.

The managed care industry has undergone substantial consolidation in recent years, and we believe this trend is likely to continue. If one or more of our managed care clients is acquired, and the acquiring entity is not a client, then we may be unable to retain all or a portion of the impacted business. If such acquisitions, individually or in the aggregate, are material, they could have a material adverse effect on our business, the results of our operations and financial position.

The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes in the industry could have a negative impact on our ability to compete and adversely affect our business operations and financial results.

While we believe we are well positioned in our industry, we have designed our business model to compete within the current industry structure. Any significant shift in the structure of the PBM industry could affect the environment in which we compete. A large intra- or inter-industry merger or a new business model entrant could alter the industry dynamics and adversely affect our business and financial results as our client contracts are generally three years and our pharmaceutical manufacturer and retail contracts are generally non-exclusive and terminable on relatively short notice by either party. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business operations and financial results.

We operate in a complex and evolving regulatory environment. Changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, could require us to make changes to how we operate our business or result in the imposition of penalties. Further, we may be required to spend significant resources in order to comply with new or existing laws and regulations.

Numerous state and federal laws and regulations affect our business and operations. The categories include, among others, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations

•	state insurance regulations applicable to our insurance subsidiaries

•	privacy and security laws and regulations, including those under HIPAA and HITECH

•	the Medicare prescription drug coverage rules

•	other Medicare and Medicaid reimbursement regulations, including subrogation

•	the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Laws”)

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws related to our pharmacy, pharmaceutical manufacturer, and client relationships

•	international laws

These and other regulatory matters are discussed in more detail in ESI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “ESI 2011 Form 10-K”) under “Part I — Item 1 — Business — Government Regulation and Compliance” and in Medco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Medco 2011 Form 10-K”) under “Part I — Item 1 — Business — Corporate Compliance and Government Regulation — Government Regulation”).

We believe that we are operating our business in substantial compliance with all existing legal requirements material to us. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and state and federal law enforcement agencies and regulatory agencies from time to time have initiated investigations or litigation involving certain aspects of our (including Medco’s) business or our competitors’ businesses. Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our financial results. We are unable to predict whether additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us. Due to these uncertainties, we may be required to spend significant resources in connection with such investigations or litigation or to comply with new or existing laws and regulations.

Various governmental agencies have conducted investigations into certain PBM business practices. Many of these investigations have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. For example, Medco is currently subject to a corporate integrity agreement with the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) and the U.S. Office of Personnel Management Office of the Inspector General, which was designed to ensure that Medco’s compliance program meets certain requirements. Failure to comply with the obligations of this corporate integrity agreement could result in debarment from participation in certain federal business arrangements, financial penalties and damage to our reputation. Currently, we are awaiting notification from the OIG indicating that Medco has completed all requirements. We cannot predict what effect, if any, the governmental investigations may ultimately have on us or on the PBM industry generally (for additional information regarding investigations, see “Part I—Item 3—Legal Proceedings” in the ESI 2011 Form 10-K and “Part II—Item 1—Legal Proceedings” herein.

The District of Columbia previously enacted a statute that purports to declare that a PBM is a fiduciary with respect to its clients, although the statute was overturned by federal courts in the District of Columbia (see “Part I—Item 1 – Business – Government Regulations and Compliance – State Fiduciary Legislation” in the ESI 2011 Form 10-K). However, other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes, if enacted, may have on our business and financial results, nor can we predict how courts may view such laws.

Most of our activities involve the receipt or use of protected health information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis and other permitted business purposes and in some cases provide access to data to pharmaceutical manufacturers and third party data aggregators in accordance with applicable law. Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of protected health information and new legislation is proposed from time to time in various states. Also, we have begun to expand into other countries, which have additional or potentially more stringent requirements, such as those applicable to the European Union nations, on the retention, use, transmission or disclosure of personally identifiable information. To date, no such domestic or foreign laws have been adopted that materially impact our ability to provide services, but there can be no assurance that federal or state domestic governments or foreign governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.

Policies designed to manage healthcare costs or alter healthcare financing practices may adversely impact our business and our financial results.

Certain proposals are made from time to time in the United States to manage healthcare costs, including prescription drug costs. These have included proposals such as “single-payer” government funded healthcare, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, and other significant healthcare reform proposals. We are unable to predict whether any such proposals will be enacted, or the specific terms thereof. Certain of these proposals, however, if enacted, may adversely impact our business and our financial results.

In March 2010, the federal government enacted the Health Reform Laws, which will be gradually phased in through 2020 (see “Part I — Item 1 — Business — Government Regulation and Compliance – Federal Healthcare Reform” in the ESI 2011 Form 10-K and “Part I — Item 1 — Business — Corporate Compliance and Government Regulation — Government Regulation” in the Medco 2011 Form 10-K). The Health Reform Laws contain many provisions that directly or indirectly apply to us, our clients, pharmaceutical manufacturers, healthcare providers and others with whom we do business, including:

•	PBM disclosure requirements in the context of Medicare Part D and the anticipated health benefit exchanges

•	creation of government-regulated health benefits exchanges and new requirements for health plans offered by insurance companies, employers and other plan sponsors

•

medical loss ratio requirements, which require insurers to spend a specified percentage of premium revenues on incurred claims or healthcare quality improvements, and require some of our clients to report certain types of PBM proprietary information

•	various health insurance taxes

•

changes to the calculation of average manufacturer price (“AMP”) of drugs and an increase in the rebate amounts drug manufacturers must pay to states for drugs reimbursed by state Medicaid programs, including through Medicaid managed care organizations

•	imposition of new fees on pharmaceutical manufacturers and importers of brand-name prescription drugs

•	expansion of the 340B drug discount program, which limits the costs of certain outpatient drugs to qualified health centers and hospitals

•	closing of the so-called donut hole under Medicare Part D by lowering beneficiary coinsurance amounts

•	elimination of the tax deduction for employers who receive Medicare Part D retiree drug subsidy payments

•	mandated changes to client plan designs

•	changes to certain healthcare fraud and abuse laws

•

impact of the Durable Medical Equipment, Prosthetics and Supplies Competitive Bid Program (the “DMEPOS Program”), and/or changes to the reimbursement rates, on our business involving certain durable medical equipment items, including diabetes testing supplies

If we lose our relationship, or our relationship otherwise changes in an unfavorable manner, with one or more key pharmacy providers, or if significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, our business could be impaired.

More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participated in one or more of both ESI’s and Medco’s networks at December 31, 2011. As of January 1, 2012, ESI’s network participation agreement with Walgreen Co. (“Walgreens”) terminated, reducing the number of pharmacies participating in ESI’s networks to approximately 55,000. Absent participation by Walgreens, ESI continues to maintain approximately 85% of all United States retail pharmacies in its networks. Medco’s network participation with Walgreens remains in place under existing terms.

The ten largest retail pharmacy chains, excluding Walgreens, represented approximately 38% of the total number of stores in ESI’s largest network as of December 31, 2011. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the overall composition of our pharmacy networks, or reduced access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, cause us to fall short of certain guarantees in our contracts with clients, or otherwise impair our business or financial condition. The likelihood of our relationships with such pharmacy chains being adversely affected may be increased to the extent that large pharmacy chains enter the PBM business.

A substantial portion of our revenue is concentrated in certain significant client contracts. Our failure to execute on, or other issues arising under, the contracts could adversely affect our financial results. Further, conditions or trends impacting certain of our key clients could result in a negative impact on our financial performance.

As described in greater detail in the discussion of our business in Item 1 of the ESI 2011 Form 10-K, ESI has long term contracts with WellPoint, Inc. (“WellPoint”) and the United States Department of Defense (“DoD”). ESI’s top 5 clients, including WellPoint and DoD, collectively represented 56.7% and 55.2% of its revenue during 2011 and 2010, respectively. Under its current agreement, ESI is providing pharmacy benefit services to WellPoint through December 31, 2019. The agreement with the DoD consists of an initial one-year contract and five one-year renewal options, with the final option expiring on October 31, 2014. Medco’s largest client, UnitedHealth Group, represented approximately $11,700 million, or 17%, of Medco’s net revenues during 2011. Although none of Medco’s other clients individually represented more than 10% of its net revenues in 2011, Medco’s top 10 clients as of December 31, 2011, including UnitedHealth Group, represented approximately 46% of its net revenues during 2011. On July 21, 2011, Medco announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although Medco will continue to provide services under the current agreement until it expires on December 31, 2012. In addition to UnitedHealth Group, other major clients representing approximately 13% of Medco’s net revenues for 2011 did not renew their contracts with Medco for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business.

Any further loss of one or more of our (including legacy ESI’s or Medco’s) large clients terminate or do not renew contracts for any reason, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects. If we are not able to replace this lost business by generating new sales with comparable operating margins or successfully executing other corporate strategies, our revenues and results of operations could suffer. In addition, if certain of our key clients are negatively impacted by business conditions or other trends, or if such clients otherwise fail to successfully maintain or grow their business, our business and financial results could be adversely impacted.

Regulatory or business changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

Certain of our subsidiaries have been approved to function as a Part D prescription drug plan (“PDP”) sponsor for purposes of making employer/union-only group waiver plans available for eligible clients. Also, Medco’s insurance subsidiaries have been approved by CMS to participate in the Medicare Part D Program as a national PDP sponsor to provide direct services to Medicare Part D eligible members. We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy and act as a PDP. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not materially adversely impact our business and our financial results in future periods.

Our subsidiaries are subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. As insurers organized and licensed under applicable state laws, these subsidiaries are subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which they offer PDP services. As PDP sponsors, these subsidiaries are required to comply with certain federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our financial results.

In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would also result in a decline in our membership base. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the Health Reform Laws. Additionally, as described above, the Health Reform Laws contain various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services.

We have historically engaged in strategic transactions, including the acquisition of other companies or businesses, and will likely engage in similar transactions in the future. Our failure to effectively execute on such transactions or to integrate any acquired businesses could adversely impact our operating results, and any such transactions will likely cause us to incur significant transaction costs and require significant resources and management attention.

We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. These transactions typically involve the integration of core business operations and technology infrastructure platforms that require significant management attention and resources. A failure or delay in the integration process could have a material adverse affect on our financial results. In addition, such transactions may yield higher operating costs, greater customer attrition or more significant business disruption than may have been anticipated. Further, even if we are able to integrate the business operations successfully, there can be no assurance that such transactions will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within a reasonable period of time.

Strategic transactions, including the pursuit of such transactions, require us to incur significant costs. These costs are typically non-recurring expenses related to the assessment, due diligence, negotiation and execution of the transaction. We may incur additional costs to retain key employees as well as transaction fees and costs related to executing integration plans. Although we would generally expect the realization of efficiencies related to the integration of businesses to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Certain risks related to the recently completed Medco transaction are described in greater detail below under “—Transaction-Related Risk Factors.”

Our debt service obligations reduce the funds available for other business purposes, and the terms and covenants relating to our indebtedness could adversely impact our financial performance and liquidity.

We currently have debt outstanding (see summary of indebtedness within Note 6 – Financing and Note 12 – Subsequent events), including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results.

We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants under our credit agreement also include a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy these covenants, we would be in default under the credit agreement and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 6 – Financing to our consolidated financial statements included in this Quarterly Report on Form 10-Q and unaudited pro forma condensed combined financial information we filed with the SEC on our Current Report of Form 8-K/A on April 13, 2012.

Our ability to conduct operations depends on the security and stability of our technology infrastructure as well as the effectiveness of, and our ability to execute, business continuity plans across our operations. A failure in the security of our technology infrastructure or a significant disruption in service within our operations could materially adversely affect our business, the results of our operations and our financial position.

We maintain, and are dependent on, a technology infrastructure platform that is essential for many aspects of our business operations. It is imperative that we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. We have designed our technology infrastructure platform to protect against failures in security and service disruption. However, any failure to protect against a security breach or a disruption in service could materially adversely impact our business operations and our financial results. Our technology infrastructure platform requires an ongoing commitment of significant resources to maintain and enhance systems in order to keep pace with continuing changes as well as evolving industry and regulatory standards. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform. In the event we or our vendors experience malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized or non-compliant actions by any individual, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss, litigation or regulatory violations, increase administrative expenses or lead to other adverse consequences.

We operate dispensing pharmacies, call centers, data centers and corporate facilities that depend on the security and stability of technology infrastructure. Any service disruption at any of these facilities due to failure or disruption of technology, malfunction of business process, disaster or catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities or to this infrastructure could have a material adverse effect on our business operations and our financial results.

If we lose relationships with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected.

We maintain contractual relationships with numerous pharmaceutical manufacturers that may provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery pharmacies

•	rebates based upon distributions of drugs from our home delivery pharmacies and through pharmacies in our retail networks

•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products

•	access to limited distribution specialty pharmaceuticals

If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers, our business and financial results could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations, in interpretations of existing laws or regulations, or the adoption of new laws or regulations relating to any of these programs may materially adversely affect our business.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP”, which is published by a third party, as a benchmark to establish pricing for prescription drugs. In 2011, First DataBank, a significant provider of AWP information, discontinued publishing such information. This and other recent events have raised uncertainties as to whether certain third parties will continue to publish AWP, which may result in the inability of payors, pharmacy providers, PBMs and others in the prescription drug industry to continue to utilize AWP as it has previously been calculated. In the event that AWP is no longer published or if we adopt other pricing benchmarks for establishing prices within the industry, we can give no assurance that the short or long-term impact of such changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods.

Legislation and other regulations affecting drug prices are discussed in more detail in the ESI 2011 Form 10-K under “Part I — Item 1 — Business — Government Regulation and Compliance – Legislation and Regulation Affecting Drug Prices”.

Pending and future litigation or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, either of which could have a material adverse effect on our business operations and our financial results or condition.

We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us (including both ESI and Medco) under “Part I—Item 3—Legal Proceedings” in the ESI 2011 Form 10-K and “Part II—Item 1—Legal Proceedings” herein, including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.

Commercial liability insurance coverage continues to be difficult to obtain for companies in our business sector which can cause unexpected volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance accruals to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. There can be no assurance that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance accruals, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and financial results.

We face significant competition in attracting and retaining talented employees. Further, managing succession and retention for our Chief Executive Officer and other key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.

We believe that our ability to retain an experienced workforce and our ability to hire additional qualified employees is essential to meet current and future goals and objectives. There is no guarantee that we will be able to attract and retain such employees or that competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business operations and our financial results.

We would be adversely affected if we fail to adequately plan for succession of our Chief Executive Officer, senior management and other key employees. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us.

Following the Merger with Medco, we are subject to new risks applicable to Medco and its subsidiaries in businesses which we did not engage in prior to the Merger or where our involvement was limited.

Medco and its subsidiaries are subject to certain risks that were not applicable to ESI, or where the risks prior to the Merger were minimal, due to Medco’s involvement in businesses due to the limited or non-existent involvement of ESI. Such risks could have a material adverse effect on our business, financial condition and results of operations, and include the following:

•

revenues from the sale of diabetes testing supplies under Medco’s Liberty brand depend on the continued availability of reimbursement by government and private insurance plans and a complex and time-consuming billing and collection process, which exposes us to increased billing, cash application and credit risks

•	the Liberty diabetes testing supply business is subject to the DMEPOS Program, which could result in the reduction in reimbursement rates and could negatively affect our operating results

•

Medco’s Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of the demographics of the consumers covered under these programs and the complexity of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business

•

additional government security and audit activity related to government program business serviced by Medco, including audits that Accredo Health Group and Liberty face or may face which result in payment or offset of prior reimbursement from the government

•

the clinical research services business depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and our reputation for independent, high-quality scientific research and evidence development

•

following the Merger, we have international operations in various countries throughout Europe, North America and Asia, resulting in risks inherent in these operations, including, without limitation, relating to (1) vigorous regulation of the biotechnology and pharmaceutical industries; (2) compliance with a variety of ever-changing foreign laws and regulations; (3) difficulty of enforcing agreements, intellectual property rights and collection of receivables abroad; (4) tax rates, withholding requirements, the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation; (5) complexities of managing a multinational organization; (6) general economic and political conditions or terrorist activities in foreign countries; (7) exchange rate fluctuations; and (8) longer payment cycles of foreign customers

Transaction-Related Risk Factors

In addition to the general risk factors above, investors should consider the following risk factors arising from the Merger. The risk factors below should be read in conjunction with the risk factors above and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

The anticipated benefits of the Merger with Medco may not be realized fully and may take longer to realize than expected.

The success of the Merger will depend, in part, on our ability to successfully combine the businesses of ESI and Medco and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The Merger involves the integration of Medco’s businesses with ESI’s business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the Merger with Medco. The integration of two companies may result in material challenges, including, without limitation:

•

the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the integration

•	managing a larger combined company

•	maintaining employee morale and retaining key management and other employees

•	integrating two unique corporate cultures, which may prove to be incompatible

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing clients and attracting new clients on profitable terms

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations

•	coordinating geographically separate organizations

•	unanticipated issues in integrating information technology, communications and other systems

•	unanticipated changes in applicable laws and regulations

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company

•	unforeseen expenses or delays associated with the Merger

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder

Some of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Delays or issues encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company. Although we expect significant benefits, such as synergies, cost savings, innovation and operational efficiencies, to result from the Merger, there can be no assurance that we will actually realize any of these anticipated benefits.

Our financial results will depend on our ability to maintain Express Scripts, Inc.’s and Medco’s legacy client relationships.

A substantial portion of our revenues are received under long-term client relationships. Our success in the period following the Merger will depend in part on our ability to maintain these client relationships. Certain of these clients may elect to end or decide not to renew their existing relationships with us. If we are unable to maintain these client relationships, our business, financial results and financial condition could be adversely affected.

We have incurred, and will continue to incur, significant transaction and merger-related costs in connection with the Merger.

We have incurred, and will continue to incur, significant costs in connection with the integration process. The substantial majority of these costs will be non-recurring expenses related to the facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating and revising integration plans. Additional unanticipated costs may be incurred in the integration of Medco’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The market price of our common stock may decline as a result of the Merger.

The market price of the common stock of the combined company may decline as a result of the Merger if, among other things, we are unable to achieve the expected growth in earnings, or if our operational cost savings estimates are not realized, or if the transaction costs related to the Merger and integration are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2012 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

1/1/2012 – 1/31/2012	—	$—	—	18.7
2/1/2012 – 2/29/2012	—	—	—	18.7
3/1/2012 – 3/31/2012	—	—	—	18.7

First Quarter 2012 Total	—	$—	—

No treasury share repurchases were made during the three months ended March 31, 2012 under ESI’s former stock repurchase program. Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were cancelled and retired. The Board of Directors of the Company has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

Item 6.	Exhibits

(a) See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date: May 10, 2012	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit Number	Exhibit

2.1[2]	Stock and Interest Purchase Agreement among Express Scripts, Inc. and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed April 14, 2009, File No. 000-20199.

2.2[2]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed July 22, 2011, File No. 000-20199.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc., and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 8, 2011, File No. 000-20199.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2012.

4.1	Fifth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, related to the 2.100% senior notes due 2015, incorporated by reference to Exhibit 4.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

4.2	Sixth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, related to the 2.650% senior notes due 2017, incorporated by reference to Exhibit 4.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

4.3	Seventh Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, related to the 3.900% senior notes due 2022, incorporated by reference to Exhibit 4.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

4.4	Eighth Supplemental Indenture, dated as of April 2, 2012, among the Company, Express Scripts, Inc., the subsidiaries of Express Scripts, Inc. party thereto, Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2012.

4.5	Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., the subsidiaries of Express Scripts, Inc. party thereto, the Company, Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2012.

4.6	First Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto, the Company, the subsidiaries of the Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 6, 2012.

Exhibit Number	Exhibit

4.7	First Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 6, 2012.

4.8	Second Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto, the Company, the subsidiaries of the Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 6, 2012.

4.9	Subsidiary Guaranty, dated as of April 2, 2012, by and among Express Scripts, Inc., the subsidiaries of Express Scripts, Inc. party thereto, Medco Health Solutions, Inc. and the subsidiaries of Medco Health Solutions, Inc. party thereto in favor of and for the benefit of Credit Suisse AG, Cayman Islands Branch, as agent and representative of certain financial institutions and for the benefit of the other beneficiaries as defined therein, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed April 6, 2012.

4.10	Indenture between Medco Health Solutions, Inc. and U.S. Bank Trust National Association, as Trustee, relating to Medco Health Solutions, Inc.’s 7.25% senior notes due 2013, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

4.11	Indenture between Medco Health Solutions, Inc. and U.S. Bank Trust National Association, as Trustee, relating to Medco Health Solutions, Inc.’s 6.125% senior notes due 2013, 7.125% senior notes due 2018, 2.75% senior notes due 2015 and 4.125% senior notes due 2020, incorporated by reference to Exhibit 4.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.12	Form of 6.125% Notes due 2013, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.13	Form of 7.125% Notes due 2018, incorporated by reference to Exhibit 4.3 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.14	Form of 2.750% Notes due 2015, incorporated by reference to Exhibit 4.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

4.15	Form of 4.125% Notes due 2020, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

10.1	Purchase Agreement, dated February 6, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., certain other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

10.2	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 2.100% senior notes due 2015, incorporated by reference to Exhibit 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

Exhibit Number	Exhibit

10.3	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 2.650% senior notes due 2017, incorporated by reference to Exhibit 10.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

10.4	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 3.900% senior notes due 2022, incorporated by reference to Exhibit 10.4 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

10.5	Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent, incorporated by reference to Exhibit 10.3 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, File No. 001-31312.

10.6	Amendment No. 1 dated July 27, 2009 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent, incorporated by reference to Exhibit 10.3 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, File No. 001-31312.

10.7	Amendment No. 2 dated July 26, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent, incorporated by reference to Exhibit 10.1 to Medco Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, File No. 001-31312.

10.8	Amendment No. 3 dated November 3, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent, incorporated by reference to Exhibit 10.5 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, File No. 001-31312.

10.9	Amendment No. 4 dated July 25, 2011 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent, incorporated by reference to Exhibit 10.1 to Medco Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2011, File No. 001-31312.

10.10	Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Appendix B to Express Scripts, Inc.’s proxy statement for its 2011 annual meeting of stockholders, filed on Schedule 14A on March 21, 2011, File No. 000-20199.

10.11	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to Express Scripts, Inc.’s Proxy Statement filed April 14, 2008, File No. 000-20199.

10.12	Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001, File No. 000-20199.

Exhibit Number	Exhibit

10.13	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to Express Scripts, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2001, File No. 000-20199.

10.14	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to Express Scripts, Inc.’s Proxy Statement filed April 18, 2006, File No. 000-20199.

10.15	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed May 25, 2007, File No. 000-20199.

10.16	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed May 25, 2007, File No. 000-20199.

10.17	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended and restated as of May 24, 2011, incorporated by reference to Exhibit 10.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed May 26, 2011, File No. 001-31312.

10.18	Accredo Health, Incorporated 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of Medco Health Solutions, Inc.’s Current Report on Form 8-K filed August 24, 2005, File No. 001-31312.

10.19	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.24 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, File No. 001-31312.

10.20	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Express Scripts, Inc.’s Current Report on Form 8-K filed on February 29, 2012, File No. 000-20199.

10.21	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts, Inc. under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.22	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed April 2, 2012.

10.23	Form of Performance Share Award Notice used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed April 2, 2012.

10.24	Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 2, 2012.

10.25	Form of terms and conditions for director stock option and restricted stock unit awards, incorporated by reference to Exhibit 10.2 to the Medco Health Solutions, Inc.’s Current Report on Form 8-K filed February 8, 2005, File No. 001-31312.

10.26	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.4 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

Exhibit Number	Exhibit

10.27	Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.5 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.28	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauger and Joseph Piacentile, incorporated by reference to Exhibit 10.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed October 27, 2006, File No. 001-31312.

10.29	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann, incorporated by reference to Exhibit 10.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed October 27, 2006, File No. 001-31312.

10.30	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.3 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed October 27, 2006, File No. 001-31312.

10.31	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.4 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed October 27, 2006, File No. 001-31312.

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[1]	XBRL Taxonomy Instance Document.

101.2[1]	XBRL Taxonomy Extension Schema Document.

101.3[1]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[1]	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Exhibit

101.5[1]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[1]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
2	The Stock and Interest Purchase Agreement listed in Exhibit 2.1 and the Merger Agreement listed in Exhibit 2.2 (collectively, the “Agreements”) are not intended to modify or supplement any factual disclosures about the parties thereto, including the Company, and should not be relied upon as disclosure about such parties without consideration of the periodic and current reports and statements that the parties thereto file with the SEC. The terms of the Agreements govern the contractual rights and relationships, and allocate risks, among the parties in relation to the transactions contemplated by the Agreements. In particular, the representations and warranties made by the parties in the Agreements reflect negotiations between, and are solely for the benefit of, the parties thereto and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. In addition, the representations and warranties made by the parties in the Agreements may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The schedules to the Agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.