Form 10-Q
period 2012-06-30
Express Scripts Holding Co.
filed 2012-08-07
CIK 1532063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of July 31, 2012:	810,750,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,420.0	$5,620.1
Restricted cash and investments	28.9	17.8
Receivables, net	5,997.8	1,915.7
Inventories	1,423.8	374.4
Deferred taxes	335.9	45.8
Prepaid expenses and other current assets	454.9	84.2

Total current assets	9,661.3	8,058.0
Property and equipment, net	1,768.5	416.2
Goodwill	29,358.6	5,485.7
Other intangible assets, net	17,203.4	1,620.9
Other assets	66.7	26.2

Total assets	$58,058.5	$15,607.0

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$6,904.1	$2,874.1
Accounts payable	2,020.5	928.1
Accrued expenses	1,989.9	656.0
Short-term loan payable	1,039.6	—
Current maturities of long-term debt	889.7	999.9

Total current liabilities	12,843.8	5,458.1
Long-term debt	16,312.3	7,076.4
Other liabilities	6,774.1	598.8

Total liabilities	35,930.2	13,133.3

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value per share; shares issued: 809.6 and 690.7, respectively; shares outstanding: 809.6 and 484.6, respectively	8.1	6.9
Additional paid-in capital	20,918.1	2,438.2
Accumulated other comprehensive income	8.1	17.0
Retained earnings	1,194.0	6,645.6

	22,128.3	9,107.7
Common stock in treasury at cost, zero and 206.1 shares, respectively	—	(6,634.0)

Total stockholders’ equity	22,128.3	2,473.7

Total liabilities and stockholders’ equity	$58,058.5	$15,607.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenues (1)	$27,692.5	$11,361.4	$39,825.1	$22,455.9
Cost of revenues (1)	25,579.6	10,577.3	36,880.2	20,926.3

Gross profit	2,112.9	784.1	2,944.9	1,529.6
Selling, general and administrative	1,580.8	204.8	1,848.3	397.9

Operating income	532.1	579.3	1,096.6	1,131.7

Other (expense) income:
Undistributed gain from joint venture	4.3	—	4.3	—
Interest income	2.3	1.5	4.6	1.9
Interest expense and other	(175.2)	(50.3)	(307.2)	(90.0)

	(168.6)	(48.8)	(298.3)	(88.1)

Income before income taxes	363.5	530.5	798.3	1,043.6
Provision for income taxes	192.6	196.3	359.6	382.9

Net income	$170.9	$334.2	$438.7	$660.7

Weighted average number of common shares outstanding during the period:
Basic	807.8	502.6	646.6	515.7
Diluted	823.9	507.0	663.2	520.3

Basic earnings per share	$0.21	$0.66	$0.68	$1.28

Diluted earnings per share	$0.21	$0.66	$0.66	$1.27

[1]

Includes retail pharmacy co-payments of $3,519.1 million and $1,457.1 million for the three months ended June 30, 2012 and 2011, respectively, and $5,015.7 million and $2,983.6 million for the six months ended June 30, 2012 and 2011, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net income	$170.9	$334.2	$438.7	$660.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10.5)	(0.4)	(8.9)	0.9

Comprehensive income	$160.4	$333.8	$429.8	$661.6

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$2,473.7
Net income	—	—	—	—	438.7	—	438.7
Other comprehensive income	—	—	—	(8.9)	—	—	(8.9)
Cancellation of treasury shares in connection with Merger activity	(204.7)	(2.0)	(728.5)	—	(5,890.3)	6,620.8	—
Issuance of common shares in connection with Merger activity	318.0	3.2	18,841.6	—	—	—	18,844.8
Changes in stockholders’ equity related to employee stock plans	5.6	—	366.8	—	—	13.2	380.0

Balance at June 30, 2012	809.6	$8.1	$20,918.1	$8.1	$1,194.0	$—	$22,128.3

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$438.7	$660.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670.2	126.2
Non-cash adjustments to net income	95.6	124.4
Deferred financing fees	26.9	2.4
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	175.8	(223.6)
Claims and rebates payable	(453.1)	(135.6)
Other net changes in operating assets and liabilities	302.1	148.6

Net cash flows provided by operating activities	1,256.2	703.1

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,283.6)	—
Purchases of property and equipment	(66.6)	(54.1)
Other	(11.2)	2.4

Net cash used in investing activities	(10,361.4)	(51.7)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,353.6	1,494.0
Repayment of long-term debt	(2,500.1)	(0.1)
Proceeds (repayment) of revolving credit line, net	(600.0)	100.0
Proceeds from accounts receivable financing facility	600.0	—
Repayment of accounts receivable financing facility	(1.7)	—
Excess tax benefit relating to employee stock compensation	15.6	25.9
Net proceeds from employee stock plans	141.1	23.1
Deferred financing fees	(103.2)	(10.9)
Treasury stock acquired	—	(2,515.7)

Net cash provided by (used in) financing activities	4,905.3	(883.7)

Effect of foreign currency translation adjustment	(0.2)	(0.4)

Net decrease in cash and cash equivalents	(4,200.1)	(232.7)
Cash and cash equivalents at beginning of period	5,620.1	523.7

Cash and cash equivalents at end of period	$1,420.0	$291.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for 2011 periods and through April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.

Express Scripts’ significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Express Scripts believes the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011. Upon consummation of the Merger on April 2, 2012, Medco’s significant accounting policies were conformed to ESI’s significant accounting policies. However, two Medco historical accounting policies have been adopted related to the Medicare prescription drug program and the Cash balance pension plans.

Medicare Prescription Drug Program. Express Scripts’ revenues include premiums associated with our Medicare prescription drug program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the Centers for Medicare & Medicaid Services (“CMS”)-sponsored Medicare Part D Prescription Drug Program (“Medicare Part D”) prescription drug benefit. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses on the consolidated balance sheet. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to revenues with a corresponding receivable from or payable to CMS reflected on the consolidated balance sheet.

In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Beginning in 2011, non-low-income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. If there is cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing Pharmacy Benefit Management (“PBM”) services, as a component of revenues on the consolidated statement of operations.

Express Scripts’ cost of revenues includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and is recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum. The subsidy is reflected as an offsetting credit in cost of revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses on the consolidated balance sheet. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled.

Pension Plans. Express Scripts has elected to determine the projected benefit obligation for cash balance pension plans as the value of the benefits to which employees participating in the plans would be entitled if they separated from service immediately. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other liabilities on the consolidated balance sheet.

The determination of our expense for pension plans is based on management’s assumptions, which are developed with the assistance of actuaries. We reassess the plan assumptions on a regular basis. The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset class and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2012, the expected rate of return assumption is 7.5% for the pension plans.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at June 30, 2012, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2012 and 2011, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2012, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2012 and 2011. Operating results for the three and six months ended June 30, 2012 include integration related expenses and are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Financial assets accounted for at fair value on a recurring basis include cash equivalents of $903.4 million and $1,817.4 million, restricted cash and investments of $28.9 million and $17.8 million, and trading securities (included in other assets) of $7.8 million and $14.1 million at June 30, 2012 and December 31, 2011, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

The carrying value of cash and cash equivalents (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility (Level 2) was estimated using either quoted market prices or the current rates offered to us for debt with similar maturities. The carrying values and the fair values of our senior notes are shown, net of unamortized discount, in the following table:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,436.3	$1,483.2	$—	$—
6.125% senior notes due 2013	310.7	310.8	—	—

	1,747.0	1,794.0	—	—
June 2009 Senior Notes
6.250% senior notes due 2014	998.2	1,092.0	997.8	1,085.0
7.250% senior notes due 2019	497.4	631.5	497.3	593.1
5.250% senior notes due 2012	—	—	999.9	1,017.5

	1,495.6	1,723.5	2,495.0	2,695.6
September 2010 Senior Notes (acquired)
2.75% senior notes due 2015	512.9	514.5	—	—
4.125% senior notes due 2020	508.0	532.5	—	—

	1,020.9	1,047.0	—	—
May 2011 Senior Notes
3.125% senior notes due 2016	1,495.2	1,566.0	1,494.6	1,493.7

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,323.8	1,249.7	1,265.3
4.750% senior notes due 2021	1,239.8	1,393.8	1,239.4	1,295.8
2.750% senior notes due 2014	899.2	922.5	899.0	907.8
6.125% senior notes due 2041	698.4	863.8	698.4	755.3

	4,087.1	4,503.9	4,086.5	4,224.2
February 2012 Senior Notes
2.650% senior notes due 2017	1,486.5	1,527.0	—	—
2.100% senior notes due 2015	995.7	1,010.0	—	—
3.900% senior notes due 2022	979.1	1,050.0	—	—

	3,461.3	3,587.0	—	—

Total	$13,307.1	$14,221.4	$8,076.1	$8,413.5

The fair values of our senior notes were estimated based on observable market information (Level 2 inputs). In determining the fair value of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair value of our liabilities.

Note 3 – Changes in business

As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the NASDAQ stock exchange. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41%. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units, and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts stock awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the NASDAQ for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger.

Based on the opening price of Express Scripts’ stock on April 2, 2012, the purchase price was comprised of the following:

(in millions)
Cash paid to Medco stockholders(1)	$11,309.6
Value of shares of common stock issued to Medco stockholders(2)	17,963.8
Value of stock options issued to holders of Medco stock options(3) (4)	706.1
Value of restricted stock units issued to holders of Medco restricted stock units(3)	174.9

Total consideration	$30,154.4

(1)	Equals Medco outstanding shares multiplied by $28.80 per share.
(2)	Equals Medco outstanding shares immediately prior to the Merger multiplied by the exchange ratio of 0.81, multiplied by the Express Scripts opening share price on April 2, 2012 of $56.49.
(3)	In accordance with applicable accounting guidance, the fair value of replacement awards attributable to precombination service is recorded as part of the consideration transferred in the Merger, while the fair value of replacement awards attributable to postcombination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period.
(4)	The fair value of the Company’s equivalent stock options was estimated using the Black-Scholes valuation model utilizing various assumptions. The expected volatility of the Company’s common stock price is a blended rate based on the average historical volatility over the expected term based on daily closing stock prices of ESI and Medco common stock. The expected term of the option is based on Medco historical employee stock option exercise behavior as well as the remaining contractual exercise term.

Express Scripts believes the Merger will combine the expertise of two complementary pharmacy benefit managers to further efforts to lower the cost of prescription drugs and improve the quality of care.

The unaudited consolidated statement of operations for Express Scripts for the three months and six months ended June 30, 2012 includes Medco’s total revenues and net loss, which includes integration expense and amortization, following consummation of the Merger on April 2, 2012 of $15.7 billion and $(35.3) million, respectively.

The following unaudited pro forma information presents a summary of Express Scripts’ combined results of operations for six months ended June 30, 2012 and 2011 as if the Merger and related financing transactions had occurred at January 1, 2011. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Total revenues	$27,692.5	$28,411.1	$55,823.5	$56,540.9
Net income	$297.2	$146.8	$603.9	$188.0
Basic earnings per share	$0.37	$0.18	$0.75	$0.22
Diluted earnings per share	$0.36	$0.18	$0.74	$0.22

Pro forma net income for the three and six months ended June 30, 2011 includes total non-recurring amounts of $355.8 million and $827.9 million, respectively, related to estimated severance payments, accelerated stock-based compensation, and transaction and integration costs incurred in connection with the Merger. These amounts represent the best available estimates as of the date of issuance. Actual costs recorded in the year ended December 31, 2012 may differ materially from estimates utilized for pro forma purposes.

The Merger is accounted for under the acquisition method of accounting with ESI treated as the acquirer for accounting purposes. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. Express Scripts retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist in the determination of the preliminary purchase price allocation. The preliminary purchase price allocation may be subject to further refinement and may result in significant changes. These changes will primarily relate to the fair value of obligations acquired. Express Scripts expects that if any refinements become necessary, they will be completed by April 2013. There can be no assurance that such finalization will not result in material changes. The following table summarizes Express Scripts’ preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Medco acquisition:

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$6,878.6
Property and equipment	1,397.6
Goodwill	23,878.6
Acquired intangible assets	16,112.7
Other noncurrent assets	48.3
Current liabilities	(8,911.4)
Long-term debt	(3,008.3)
Deferred income taxes	(5,886.7)
Other noncurrent liabilities	(355.0)

Total	$30,154.4

A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $15,751.0 million with an estimated weighted average amortization period of 15.4 years. Additional intangible assets consist of trade names in the amount of $353.0 million with an estimated weighted average amortization period of 10 years and miscellaneous intangible assets of $8.7 million with an estimated weighted average amortization period of 5 years. The acquired intangible assets have been preliminarily valued using an income approach and are being amortized on a basis that approximates the pattern of benefit.

The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $23,878.6 million. The majority of the goodwill recognized as part of the Medco acquisition is reported under our PBM segment and reflects our expected synergies from combining operations, such as improved economies of scale and cost savings. None of the goodwill recognized is expected to be deductible for income tax purposes and is not amortized.

As a result of the Merger on April 2, 2012, we acquired the receivables of Medco. The gross contractual amounts receivable and fair value of these receivables as of the acquisition date are shown below. Of the gross amounts due under the contracts as of the date of acquisition, we estimated $14.5 million related to client accounts receivables to be uncollectible.

(in millions)	Gross Contractual Amounts Receivable	Fair Value
Manufacturer Accounts Receivables	$1,895.2	$1,895.2
Client Accounts Receivables	2,432.2	2,408.9

Total	$4,327.4	$4,304.1

ESI and Medco each retain a one-sixth ownership in SureScripts. As a result of the Merger, the combined companies in total retain a one-third ownership in SureScripts. Due to the increased ownership percentage, we now account for the investment in SureScripts using the equity method and have recorded an undistributed gain of $4.3 million for the three months and six months ended June 30, 2012.

Note 4 – Property and equipment

Property and equipment, at cost, consists of the following:

	June 30,	December 31,
(in millions)	2012	2011
Land and buildings	$239.7	$11.3
Furniture	101.9	36.7
Equipment	528.9	345.4
Computer software	1,300.8	398.0
Leasehold improvements	188.4	107.7

Total property and equipment	2,359.7	899.1
Less accumulated depreciation	(591.2)	(482.9)

Property and equipment, net	$1,768.5	$416.2

Depreciation expense for the three and six months ended June 30, 2012 was $84.5 million and $110.9 million, respectively, and for the three and six months ended June 30, 2011 was $24.5 million and $48.8 million, respectively. Internally developed software, net of accumulated depreciation was $695.8 million and $72.9 million at June 30, 2012 and December 31, 2011, respectively. We capitalized $27.7 million and $30.4 million of internally developed software during the three and six months ended June 30, 2012, respectively.

Note 5 – Goodwill and other intangible assets

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations segment. See Note 13 – Segment information for further description of the services performed by each segment. Historical segment information has been retrospectively adjusted to reflect the effect of these changes. The following is a summary of our goodwill and other intangible assets for our two reportable segments PBM and Other Business Operations:

	June 30, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$28,015.5	$(107.4)	$27,908.1	$5,512.6	$(107.4)	$5,405.2
Other Business Operations	1,450.5	—	1,450.5	80.5	—	80.5

	$29,466.0	$(107.4)	$29,358.6	$5,593.1	$(107.4)	$5,485.7

Other intangible assets
PBM
Customer contracts	$17,276.4	$(1,020.8)	$16,255.6	$2,018.5	$(494.7)	$1,523.8
Trade names	225.6	(5.6)	220.0	3.6	—	3.6
Miscellaneous	121.6	(18.5)	103.1	123.0	(60.1)	62.9

	17,623.6	(1,044.9)	16,578.7	2,145.1	(554.8)	1,590.3

Other Business Operations
Customer relationships	559.7	(62.5)	497.2	68.4	(38.5)	29.9
Trade names	130.8	(3.3)	127.5	0.7	—	0.7

	690.5	(65.8)	624.7	69.1	(38.5)	30.6

Total other intangible assets	$18,314.1	$(1,110.7)	$17,203.4	$2,214.2	$(593.3)	$1,620.9

The aggregate amount of amortization expense of other intangible assets for our operations was $529.4 million and $40.1 million for the three months ended June 30, 2012 and 2011, respectively, and $586.2 million and $79.8 million for the six months ended June 30, 2012 and 2011, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended June 30, 2012 and 2011 and $57.0 million for the six months ended June 30, 2012 and 2011. The aggregate amount of amortization expense of other intangible assets for our operations is expected to be approximately $1,639.9 million for 2012, $2,084.3 million for 2013, $1,808.3 million for 2014, $1,787.4 million for 2015 and $1,768.2 million for 2016. These estimates may be revised once preliminary valuation procedures are completed for intangible assets acquired in connection with the Merger discussed in Note 3 – Changes in business. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 2 to 20 years for customer-related intangibles, 10 years for trade name intangibles and 3 to 30 years for miscellaneous intangible assets.

A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2011	$5,405.2	$80.5	$5,485.7
Acquisitions(1)	22,502.9	1,375.7	23,878.6
Foreign currency translation	—	(5.7)	(5.7)

Balance at June 30, 2012	$27.908.1	$1,450.5	$29,358.6

(1)	Represents the acquisition of Medco in April 2012.

Note 6 – Earnings per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012(1)	2011	2012(1)	2011
Weighted average number of common shares outstanding during the period – Basic EPS	807.8	502.6	646.6	515.7
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units, and executive deferred compensation units	16.1	4.4	16.6	4.6

Weighted average number of common shares outstanding during the period – Diluted EPS(2)	823.9	507.0	663.2	520.3

(1)	The increase in the weighted average number of common shares outstanding for the three and six months ended June 30, 2012 for Basic and Diluted EPS resulted primarily from the issuance of 318.0 million shares in connection with the Merger.
(2)	Excludes awards of 14.2 million and 2.6 million for the three months ended June 30, 2012 and 2011, respectively, and 14.6 million and 2.8 million for the six months ended June 30, 2012 and 2011, respectively. These were excluded because their effect was anti-dilutive.

Note 7 – Financing

The Company’s debt, net of unamortized discounts and premiums, consists of:

	June 30,	December 31,
(in millions)	2012	2011
Short-term debt:
Accounts receivable financing facility	$600.0	$—
New revolving facility due August 29, 2016 with an average interest rate of 1.6% at June 30, 2012	400.0	—
Other	39.6	—

Total short-term loans payable	1,039.6	—

Long-term debt:
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	1,436.3	—
6.125% senior notes due 2013	310.7	—

	1,747.0	—
June 2009 Senior Notes
6.250% senior notes due 2014	998.2	997.8
7.250% senior notes due 2019	497.4	497.3
5.250% senior notes due 2012	—	999.9

	1,495.6	2,495.0
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	512.9	—
4.125% senior notes due 2020	508.0	—

	1,020.9	—

May 2011 Senior Notes
3.125% senior notes due 2016	1,495.2	1,494.6

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,249.7
4.750% senior notes due 2021	1,239.8	1,239.4
2.750% senior notes due 2014	899.2	899.0
6.125% senior notes due 2041	698.4	698.4

	4,087.1	4,086.5

February 2012 Senior Notes
2.650% senior notes due 2017	1,486.5	—
2.100% senior notes due 2015	995.7	—
3.900% senior notes due 2022	979.1	—

	3,461.3	—

Term facility due August 29, 2016 with an average interest rate of 2.1% at June 30, 2012	3,894.8	—

Other	0.1	0.2

Less: Current maturities of long-term debt	889.7	999.9

Total long-term debt	16,312.3	7,076.4

Total debt	$18,241.6	$8,076.3

BANK CREDIT FACILITIES

On August 29, 2011, ESI entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced our $750.0 million credit facility upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. As of June 30, 2012, $400.0 million was outstanding under the new revolving facility. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the new credit agreement and new revolving facility.

The new credit agreement requires interest to be paid at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the new revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the new revolving facility, depending on our consolidated leverage ratio. Under the new credit agreement, we are required to pay commitment fees on the $1.5 billion new revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on the Express Scripts’ consolidated leverage ratio.

On August 13, 2010, ESI entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). The 2010 credit facility was terminated and replaced by the new revolving facility on April 2, 2012, as described above.

BRIDGE FACILITY

On August 5, 2011, ESI entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”) to be used to pay a portion of the cash consideration in connection with the Merger in the event that more favorable financing arrangements could not be secured. No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, ESI terminated the bridge facility.

FIVE-YEAR CREDIT FACILITIES

On April 30, 2007, Medco entered into a senior unsecured credit agreement, which was available for general working capital requirements. The facility consisted of a $1.0 billion, 5-year senior unsecured term loan and a $2.0 billion, 5-year senior unsecured revolving credit facility. The facility was due to mature on April 30, 2012. Medco refinanced the $2.0 billion senior unsecured revolving credit facility on January 23, 2012. Upon completion of the Merger, the $1.0 billion senior unsecured term loan and all associated interest, and the $1.0 billion then outstanding under the senior unsecured revolving credit facility, were repaid in full and terminated.

ACCOUNTS RECEIVABLE FINANCING FACILITY

Upon consummation of the Merger, Express Scripts assumed a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. As of June 30, 2012, Express Scripts has drawn down $600.0 million, none of which was repaid, under the facility. Express Scripts pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by Express Scripts’ credit rating. This facility is renewable annually as the option of Express Scripts and the banks.

INTEREST RATE SWAP

Medco entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of Medco’s $500 million of 7.250% senior notes due 2013 to variable interest rate debt. Under the terms of these swap agreements, Medco received a fixed rate of interest of 7.25% on $200 million and paid variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincided with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. These swaps were settled on May 7, 2012. Express Scripts received $10.1 million for settlement of the swaps and the associated accrued interest receivable through May 7, 2012, and recorded a loss of $1.5 million related to the carrying amount of the swaps and bank fees.

SENIOR NOTES

On February 6, 2012, Express Scripts issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”) in a private placement with registration rights, including:

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

We may redeem some or all of each series of February 2012 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 30 basis points with respect to any February 2015 Senior Notes being redeemed, 35 basis points with respect to any February 2017 Senior Notes being redeemed, or 40 basis points with respect to any February 2022 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The February 2012 Senior Notes, issued by Express Scripts, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by ESI and most of our current 100% owned domestic subsidiaries, including, following the consummation of the Merger, Medco and certain of Medco’s 100% owned domestic subsidiaries.

Following the consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco are reported as debt obligations of Express Scripts on a consolidated basis:

•	$500.0 million aggregate principal amount of 7.250% senior notes due 2013

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020

On May 7, 2012, the Company redeemed Medco’s $500.0 million aggregate principal amount of 7.250% senior notes due 2013. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of these notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable U.S. Treasury security for such redemption date plus 50 basis points. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest.

On June 15, 2012, $1.0 billion aggregate principal amount of 5.250% senior notes due 2012, issued by ESI, matured and were redeemed.

COVENANTS

Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. The 6.125% senior notes due 2013 and the 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At June 30, 2012, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).

Note 8 – Income taxes

As a result of the Merger, we recognized additional income tax contingencies and unfavorable impacts to our effective tax rate. Our effective tax rate increased to 53.0% and 45.0% for the three and six months ended June 30, 2012, respectively, as compared to 37.0% and 36.7% for the same periods in 2011 due to both recurring and nonrecurring events. The state apportionment and income tax filing positions of the combined organization has increased our recurring effective tax rate by approximately 1.9%. Nonrecurring charges, described below, increased our effective tax rate for the three and six months ended June 30, 2012 by 10.9%, and 5.6%, respectively.

Due to the adoption of common income tax return filing methods between ESI and Medco, we recorded a nonrecurring $23.2 million income tax contingency related to prior year income tax return filings. We also recorded a nonrecurring charge of $16.4 million resulting from the reversal of the deferred tax asset previously established for transaction-related costs that became nondeductible upon the consummation of the Merger. Lastly, unrelated to the Merger, we recorded a nonrecurring charge of $5.2 million in the first quarter of 2012 due to changes in our unrecognized tax benefits.

As of June 30, 2012, our gross income tax contingencies increased to $368.6 million primarily due to the acquisition of Medco. A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

June 30,
(in millions)	2012
Balance at January 1, 2012	$32.3
Additions for tax positions related to prior years(1)	322.2
Reductions for tax positions related to prior years	(0.2)
Additions for tax positions related to the current year	14.8
Reductions as a result of a lapse of the applicable statute of limitations	(0.5)

Ending Balance	$368.6

(1)	Includes an aggregate $291.3 million of Medco income tax contingencies recorded through the Medco opening balance sheet.

Included in our unrecognized tax benefits are $215.3 million of net uncertain tax positions that would impact our effective tax rate if recognized.

For the six months ended June 30, 2012, we recorded $8.1 million of interest and penalties in our unaudited consolidated statement of operations and $43.6 million of interest and penalties recorded through the Medco opening balance sheet resulting in a $55.4 million cumulative balance of accrued interest and penalties in our unaudited consolidated balance sheet. Interest was computed on the difference between the tax position recognized in accordance with accounting guidance and the amount previously taken or expected to be taken in our tax returns.

The Internal Revenue Service (“IRS”) is examining the consolidated 2008 and 2009 U.S. federal income tax returns for both ESI and Medco. Both of these audits are anticipated to be concluded in 2013. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2016.

Note 9 – Common stock

On May 27, 2011, ESI entered into agreements to repurchase shares of its common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) arrangement. During 2011, ESI settled $1,725.0 million of the ASR agreement and received 33.4 million shares. On April 27, 2012, we settled the remaining portion of the ASR agreement and received 0.1 million additional shares, resulting in a total of 33.5 million shares received under the agreement.

Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. Express Scripts eliminated the value of treasury shares, at cost, recorded on the unaudited consolidated balance sheet immediately prior to the Merger as a reduction to retained earnings and paid-in capital.

The Board of Directors of Express Scripts has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

Note 10 – Stock-based compensation plans

In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011 and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards, and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30 million. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2011 LTIP is 10 years. Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors.

Effective upon the closing of the Merger, the Company assumed the sponsorship of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, originally adopted by Medco, allowing Express Scripts to issue awards under this plan. As of June 30, 2012, 14.3 million shares are available under this plan. Under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, Medco granted, and Express Scripts may grant, stock options, restricted stock units, and other types of awards to employees and directors. Medco’s awards granted under the 2002 Stock Incentive Plan are subject to accelerated vesting upon change in control and termination.

As part of the consideration transferred in the Merger, Express Scripts issued 41.5 million replacement stock options to holders of Medco stock options, valued at $706.1 million, and 7.2 million replacement restricted stock units to holders of Medco restricted stock units, valued at $174.9 million. See Note 3 – Changes in business, for further discussion of valuation.

STOCK OPTIONS AND SSRs

Express Scripts grants stock options and SSRs to certain officers, directors and employees to purchase shares of Express Scripts Holding Company common stock at the fair market value on the date of grant. ESI’s SSRs and stock options granted under both the 2000 LTIP and 2011 LTIP have three-year graded vesting. Medco’s options granted under the 2002 Stock Incentive Plan generally vest over three years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.

A summary of the status of stock options and SSRs as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
ESI outstanding at January 1, 2012	13.7	$34.54
Medco outstanding converted at April 2, 2012	41.5	38.61
Granted	3.6	53.03
Exercised	(5.9)	27.44
Forfeited/Cancelled	(0.5)	46.31

Express Scripts outstanding at June 30, 2012	52.4	$39.72

Express Scripts exercisable at June 30, 2012	34.4	$34.99

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life of option	3-5 years	3-5 years	2-5 years	3-5 years
Risk-free interest rate	0.4%-0.8%	0.9%-2.0%	0.3%-0.9%	0.9%-2.2%
Expected volatility of stock	29%-38%	36%-38%	29%-38%	36%-39%
Expected dividend yield	None	None	None	None

The fair value of Medco converted grants was estimated on the date of the Merger using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

At April 2, 2012
Medco Converted Grants
Expected life of option	2 years
Risk-free interest rate	0.4%
Expected volatility of stock	32.9%
Expected dividend yield	None

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

At June 30, 2012, the weighted-average remaining contractual lives of stock options and SSRs outstanding and stock options and SSRs exercisable were 6.5 years and 5.8 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $846.5 million and $717.5 million, respectively.

The total grant date fair value of shares vested in 2012 was $127.2 million. Express Scripts expects the majority of outstanding non-vested options and SSRs to vest. The activity related to non-vested options is as follows:

(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
ESI non-vested at January 1, 2012	5.8	$13.35
Medco non-vested converted at April 2, 2012	16.9	17.99
Granted	3.6	15.07
Vested	(7.9)	15.97
Forfeited	(0.4)	16.31

Express Scripts non-vested at June 30, 2012	18.0	$16.81

RESTRICTED STOCK UNITS AND PERFORMANCE SHARES

Express Scripts grants restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees. ESI’s restricted stock units granted under both the 2000 LTIP and the 2011 LTIP have a three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. Medco’s restricted stock units and performance shares granted under the 2002 Stock Incentive Plan generally vest over three years (director options vest in one year). During the first six months of 2012, approximately 0.2 million additional performance shares were granted to certain officers for exceeding certain performance metrics.

A summary of the status of restricted stock and performance shares as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
ESI outstanding at January 1, 2012	1.3	$41.92
Medco outstanding converted at April 2, 2012	7.2	56.49
Granted	0.3	53.03
Other(1)	0.2	52.04
Released	(2.0)	47.51
Forfeited/Cancelled	(0.1)	53.72

Express Scripts outstanding at June 30, 2012	6.9	$56.08

Express Scripts vested and deferred at June 30, 2012	0.8	$56.49

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.

Summarized information related to non-vested restricted stock units held by Express Scripts’ employees and directors is as follows:

(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
ESI non-vested at January 1, 2012	1.3	$41.92
Medco non-vested converted at April 2, 2012	6.3	56.49
Granted	0.3	53.03
Other(1)	0.2	52.04
Vested	(1.9)	47.34
Forfeited	(0.1)	53.72

Express Scripts non-vested at June 30, 2012	6.1	$55.00

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.

We recognized stock-based compensation expense of $230.0 million and $13.4 million in the three months ended June 30, 2012 and 2011, respectively, and $246.2 million and $25.3 million in the six months ended June 30, 2012 and 2011, respectively. The increases for the three months and six months ended June 30, 2012 include stock-based compensation expense acceleration associated with the termination of certain Medco employees. Unamortized stock-based compensation as of June 30, 2012 was $159.4 million for stock options and SSRs and $168.3 million for restricted stock and performance shares.

Note 11 – Pension and other post-retirement benefits

In connection with the Merger, Express Scripts acquired Medco’s pension and other post-retirement benefit obligations, which were re-measured and recorded at fair value on the acquisition date.

For the pension plans, Express Scripts has elected to determine the projected benefit obligation as the value of the benefits to which employees would be entitled if they separated from service immediately. Under this approach, the liability is equal to the employee’s account value as of the measurement date. After re-measurement upon the acquisition, the fair value of the projected benefit obligation was $291.5 million and the plan assets at fair value totaled $217.0 million, representing an unfunded status and resulting in a balance sheet liability of $74.5 million.

In January 2011, Medco amended its pension plans, freezing the benefit for all participants effective in the first quarter of 2011. After the plan freeze, participants did not accrue any benefits under the plans, and the plans have been closed to new entrants since February 28, 2011. For the three months ended June 30, 2012, the net benefit for Express Scripts’ pension plans consisted of the following components:

(in millions)	Three Months Ended June 30, 2012
Service cost	—
Interest cost	2.1
Expected return on plan assets	(4.1)

Net pension benefit	$(2.0)

Medco’s unfunded postretirement healthcare benefit plan was discontinued for all active non-retirement eligible employees in January 2011. The elimination of the post-retirement healthcare benefit for all active nonretirement-eligible employees was accounted for as a curtailment of the plan. For the three months ended June 30, 2012, the net cost for these post-retirement benefits consisted of interest cost of less than $0.1 million.

The Company paid $2.3 million in the second quarter of 2012, and expects to contribute an additional $14.8 million for the remaining minimum pension funding requirement under the Internal Revenue Code during 2012.

Note 12 – Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. The future minimum lease payments due under noncancellable operating leases are shown below (in millions):

Minimum Lease Payments
2012(1)	$49.6
2013	79.8
2014	64.4
2015	43.3
2016	34.0
Thereafter	62.8

$333.9

(1)	Represents remaining six months of 2012.

As of June 30, 2012, we have certain required future purchase commitments for prescription products, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to historical experience and current business plans. These future purchase commitments (in millions) are summarized below:

Future Purchase Commitments
2012(1)	$274.3
2013	329.7
2014	343.0
2015	2.0
2016	1.1
Thereafter	1.1

$951.2

(1)	Represents remaining six months of 2012.

In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the six months ending June 30, 2012 or 2011.

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

While we believe our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these claims at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with any such matters, would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

In December 2011, we received a proposal from a client asserting claims regarding the interpretation of certain contractual terms. We responded with an offer to settle these issues that included a lump sum payment of $30.0 million. Based on authoritative accounting guidance, as of the year ended December 31, 2011, we determined that these communications indicated that a loss is both probable and estimable and we recorded an accrual of $30.0 million as an offset to revenues in the consolidated statement of operations for the year ended December 31, 2011. While we continue to work with this client, we have determined it is still necessary to maintain an accrual of $30.0 million as of June 30, 2012. Accordingly, there has been no impact to the unaudited consolidated statement of operations for the six months ended June 30, 2012. While no final agreement has been reached on the matter, the parties are engaged in active discussions and continue to work to resolve the open issues.

Note 13 – Segment information

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations segment.

The PBM segment engages in the following services for which it collects revenues and incurs expenses:

•	Domestic and Canadian retail network pharmacy management

•	retail drug card programs

•	home delivery pharmacy services

•	benefit design consultation

•	drug utilization review

•	drug formulary management programs

•	compliance and therapy management programs for our clients

•	a flexible array of Medicare Part D products to support clients’ benefits

•	specialty pharmacy, including the distribution of fertility pharmaceuticals requiring special handling or packaging

•	guidance and decision support for genomic medicine to patients, providers, payors and employees and comprehensive clinical programs

The Other Business Operations segment engages in the following services for which it collects revenues and incurs expenses:

•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	healthcare account administration and implementation of consumer-directed healthcare solutions

•	other international retail network pharmacy management

•	home delivery pharmacy services in Germany

•	scientific evidence to guide the safe, effective and affordable use of medicines

•	diabetes prescriptions and testing supplies

Prior to the second quarter of 2012, our other international retail network pharmacy management business was included in the PBM segment. Additionally, during the third quarter of 2011 we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of these changes. Our PBM segment includes ESI’s and Medco’s integrated PBM operations in the United States and ESI’s PBM operations in Canada. Our Other Business Operations segment includes our other international operations, our Specialty Distribution lines of business, and other service operations.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three and six months ended June 30, 2012 and 2011.

(in millions)	PBM	Other Business Operations	Total
For the three months ended June 30, 2012
Product revenues:
Network revenues(1)	$16,834.8	$—	$16,834.8
Home delivery and specialty revenues(2)	9,791.6	—	9,791.6
Other revenues	—	707.8	707.8
Service revenues	239.8	118.5	358.3

Total revenues	26,866.2	826.3	27,692.5
Depreciation and amortization expense	582.1	23.1	605.2
Operating income (loss)	538.2	(6.1)	532.1
Undistributed gain from joint venture			4.3
Interest income			2.3
Interest expense and other			(175.2)

Income before income taxes			363.5
Capital expenditures	42.1	5.8	47.9

(in millions)	PBM	Other Business Operations	Total
For the three months ended June 30, 2011
Product revenues:
Network revenues(1)	$7,389.0	$—	$7,389.0
Home delivery and specialty revenues(2)	3,574.9	—	3,574.9
Other revenues	—	326.3	326.3
Service revenues	65.9	5.3	71.2

Total revenues	11,029.8	331.6	11,361.4
Depreciation and amortization expense	61.2	2.1	63.3
Operating income	575.1	4.2	579.3
Interest income			1.5
Interest expense and other			(50.3)

Income before income taxes			530.5
Capital expenditures	33.5	1.1	34.6

For the six months ended June 30, 2012
Product revenues:
Network revenues(1)	$24,518.6	$—	$24,518.6
Home delivery and specialty revenues(2)	13,772.2	—	13,772.2
Other revenues	—	1,079.5	1,079.5
Service revenues	329.9	124.9	454.8

Total revenues	38,620.7	1,204.4	39,825.1
Depreciation and amortization expense	645.1	25.1	670.2
Operating income	1,099.8	(3.2)	1,096.6
Undistributed gain from joint venture			4.3
Interest income			4.6
Interest expense and other			(307.2)

Income before income taxes			798.3
Capital expenditures	59.8	6.8	66.6

For the six months ended June 30, 2011
Product revenues:
Network revenues(1)	$14,647.1	$—	$14,647.1
Home delivery and specialty revenues(2)	7,037.2	—	7,037.2
Other revenues	—	621.6	621.6
Service revenues	139.4	10.6	150.0

Total revenues	21,823.7	632.2	22,455.9
Depreciation and amortization expense	122.0	4.2	126.2
Operating income	1,124.6	7.1	1,131.7
Interest income			1.9
Interest expense and other			(90.0)

Income before income taxes			1,043.6
Capital expenditures	52.3	1.8	54.1

(1)	Includes retail pharmacy co-payments of $3,519.1 million and $1,457.1 million for the three months ended June 30, 2012 and 2011, respectively, and $5,015.7 million and $2,983.6 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.

The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	Other Business Operations	Total
Total Assets
As of June 30, 2012	$56,842.5	$1,216.0	$58,058.5

As of December 31, 2011	$15,131.9	$475.1	$15,607.0

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain fertility and specialty drugs. Other Business Operations product revenues consist of specialty distribution activities, the dispensing of prescription drugs from home delivery in Germany, and diabetes prescriptions and testing supplies. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. Other Business Operations service revenues include revenues from international retail network pharmacy management healthcare card administration.

The top five clients in the aggregate represent 37.4% and 40.6% of our consolidated revenue for the three and six months ended June 30, 2012, respectively. None of these clients on an individual basis exceed 12% of consolidated revenues for the three months ended June 30, 2012 and 17% for the six months ended June 30, 2012.

Revenues earned by our international businesses totaled $187.2 million and $15.4 million for the three months ended June 30, 2012 and 2011, respectively, and $206.5 million and $30.9 million for the six months ended June 30, 2012 and 2011, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $105.5 million and $26.8 million as of June 30, 2012 and December 31, 2011, respectively. All other long-lived assets are domiciled in the United States.

Within our Other Business Operations segment, we have initiated a strategic plan to sell a line of business. We have determined that results of operations for this line of business for both 2012 and 2011 are immaterial to both consolidated and segment results of operations, and we have therefore not presented these results separately for the current or prior period. Operating income (loss) totaled $0.2 million and $(0.2) million for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $(0.4) million for the six months ended June 30, 2012 and 2011, respectively. Total assets for this line of business were $34.3 million as of June 30, 2012. The majority of these assets represent goodwill of $12.0 million, restricted cash of $13.3 million and cash of $2.5 million. As these amounts represent less than 0.1% of total consolidated assets, the assets were not classified as held for sale within the consolidated balance sheet. We believe no impairment exists for assets held by this line of business as of June 30, 2012.

Note 14 – Condensed consolidating financial information

The senior notes issued by the Company, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations, or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems. The condensed consolidating financial information has been retrospectively revised based on the current period structure that exists as of the most recent balance sheet date. The following presents the condensed consolidating financial information separately for:

(i)	Express Scripts (the Parent Company), the issuer of certain guaranteed obligations;

(ii)	ESI, the issuer of additional guaranteed obligations;

(iii)	Medco, the issuer of additional guaranteed obligations;

(iv)	Guarantor subsidiaries, on a combined basis (but excluding ESI and Medco), as specified in the indentures related to Express Scripts’, ESI’s and Medco’s obligations under the notes;

(v)	Non-guarantor subsidiaries, on a combined basis;

(vi)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vii)	Express Scripts and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of June 30, 2012
Cash and cash equivalents	$—	$987.8	$—	$59.4	$372.8	$—	$1,420.0
Restricted cash and investments	—	—	—	10.8	18.1	—	28.9
Receivables, net	—	1,089.0	1,492.2	1,375.4	2,041.2	—	5,997.8
Other current assets	—	35.9	569.7	1,561.5	47.5	—	2,214.6

Total current assets	—	2,112.7	2,061.9	3,007.1	2,479.6	—	9,661.3

Property and equipment, net	—	284.9	—	1,447.9	35.7	—	1,768.5
Investments in subsidiaries	30,697.0	6,954.0	4,849.9	—	—	(42,500.9)	—
Intercompany	3,260.8	—	1,457.3	3,336.7	—	(8,054.8)	—
Goodwill	—	2,921.4	20,389.8	5,887.3	160.1	—	29,358.6
Other intangible assets, net	81.9	1,170.5	14,375.1	1,512.0	63.9	—	17,203.4
Other assets	—	25.4	18.6	7.6	15.1	—	66.7

Total assets	$34,039.7	$13,468.9	$43,152.6	$15,198.6	$2,754.4	$(50,555.7)	$58,058.5

Claims and rebates payable	$—	$2,604.1	$4,300.0	$—	$—	$—	$6,904.1
Accounts payable	—	305.2	—	1,601.3	114.0	—	2,020.5
Accrued expenses	68.1	235.8	242.8	1,135.8	307.4	—	1,989.9
Short-term loan payable	400.0	—	—	—	639.6	—	1,039.6
Current maturities of long-term debt	579.0	—	310.7	—	—	—	889.7

Total current liabilities	1,047.1	3,145.1	4,853.5	2,737.1	1,061.0	—	12,843.8

Long-term debt	10,864.3	2,990.8	2,457.2	—	—	—	16,312.3
Intercompany	—	6,540.1	—	—	1,514.7	(8,054.8)	—
Other liabilities	—	83.0	5,731.1	921.6	38.4	—	6,774.1
Stockholders’ equity	22,128.3	709.9	30,110.8	11,539.9	140.3	(42,500.9)	22,128.3

Total liabilities and stockholders’ equity	$34,039.7	$13,468.9	$43,152.6	$15,198.6	$2,754.4	$(50,555.7)	$58,058.5

As of December 31, 2011
Cash and cash equivalents	$—	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1
Restricted cash and investments	—	—	—	13.1	4.7	—	17.8
Receivables, net	—	1,289.4	—	592.3	34.0	—	1,915.7
Other current assets	—	33.8	—	453.1	17.5	—	504.4

Total current assets	—	6,845.4	—	1,063.9	148.7	—	8,058.0

Property and equipment, net	—	293.0	—	105.2	18.0	—	416.2
Investments in subsidiaries	542.6	6,812.6	—	—	—	(7,355.2)	—
Intercompany	5,988.4	—	—	3,953.8	—	(9,942.2)	—
Goodwill	—	2,921.4	—	2,538.8	25.5	—	5,485.7
Other intangible assets, net	29.2	1,331.4	—	256.8	3.5	—	1,620.9
Other assets	—	22.1	—	2.5	1.6	—	26.2

Total assets	$6,560.2	$18,225.9	$—	$7,921.0	$197.3	$(17,297.4)	$15,607.0

Claims and rebates payable	$—	$2,873.5	$—	$0.6	$—	$—	$2,874.1
Accounts payable	—	686.6	—	238.4	3.1	—	928.1
Accrued expenses	—	256.5	—	362.5	37.0	—	656.0
Short-term loan payable	—	—	—	—	—	—	—
Current maturities of long-term debt	—	999.9	—	—	—	—	999.9

Total current liabilities	—	4,816.5	—	601.5	40.1	—	5,458.1

Long-term debt	4,086.5	2,989.9	—	—	—	—	7,076.4
Intercompany	—	9,830.2	—	—	112.0	(9,942.2)	—
Other liabilities	—	46.7	—	546.4	5.7	—	598.8
Stockholders’ equity	2,473.7	542.6	—	6,773.1	39.5	(7,355.2)	2,473.7

Total liabilities and stockholders’ equity	$6,560.2	$18,225.9	$—	$7,921.0	$197.3	$(17,297.47)	$15,607.0

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2012
Revenues	$—	$7,515.6	$14,484.4	$5,225.6	$466.9	$—	$27,692.5
Operating expenses	—	7,182.0	14,439.3	5,145.2	393.9	—	27,160.4

Operating income (loss)	—	333.6	45.1	80.4	73.0	—	532.1
Undistributed gain from joint venture	—	2.2	2.1	—	—	—	4.3

Interest (expense) income, net	(96.1)	(51.5)	(22.2)	1.1	(4.2)	—	(172.9)

Income (loss) before income taxes	(96.1)	284.3	25.0	81.5	68.8	—	363.5
Provision (benefit) for income taxes	(33.0)	158.8	18.6	52.9	(4.7)	—	192.6

Net income (loss) from continuing operations	(63.1)	125.5	6.4	28.6	73.5	—	170.9
Equity in earnings of subsidiaries	234.0	143.8	(41.7)	—	—	(336.1)	—

Net income (loss)	170.9	269.3	(35.3)	28.6	73.5	(336.1)	170.9

Other comprehensive income (loss), net of tax	(10.5)	(2.3)	(8.2)	—	(10.5)	21.0	(10.5)

Comprehensive income	$160.4	$267.0	$(43.5)	$28.6	$63.0	$(315.1)	$160.4

For the three months ended June 30, 2011
Revenues	$—	$7,239.1	$—	$4,084.2	$38.1	$—	$11,361.4
Operating expenses	—	6,820.2	—	3,930.0	31.9	—	10,782.1

Operating income (loss)	—	418.9	—	154.2	6.2	—	579.3
Undistributed gain from joint venture	—	—	—	—	—	—	—

Interest expense, net	—	(47.5)	—	(1.3)	—	—	(48.8)

Income (loss) before income taxes	—	371.4	—	152.9	6.2	—	530.5
Provision for income taxes	—	136.4	—	58.0	1.9	—	196.3

Net income (loss) from continuing operations	—	235.0	—	94.9	4.3	—	334.2
Equity in earnings of subsidiaries	334.2	99.2	—	—	—	(433.4)	—

Net income (loss)	334.2	334.2	—	94.9	4.3	(433.4)	334.2

Other comprehensive income (loss), net of tax	(0.4)	(0.4)		—	(0.4)	0.8	(0.4)

Comprehensive income	$333.8	$333.8	$—	$94.9	$3.9	$(432.6)	$333.8

For the six months ended June 30, 2012
Revenues	$—	$15,078.0	$14,484.4	$9,710.2	$552.5	$—	$39,825.1
Operating expenses	—	14,401.7	14,439.3	9,437.8	449.7	—	38,728.5

Operating income (loss)	—	676.3	45.1	272.4	102.8	—	1,096.6
Undistributed gain from joint venture	—	2.2	2.1	—	—	—	4.3

Interest expense, net	(155.9)	(119.7)	(22.2)	—	(4.8)	—	(302.6)

Income (loss) before income taxes	(155.9)	558.8	25.0	272.4	98.0	—	798.3
Provision (benefit) for income taxes	(56.2)	265.2	18.6	133.4	(1.4)	—	359.6

Net income (loss) from continuing operations	(99.7)	293.6	6.4	139.0	99.4	—	438.7
Equity in earnings of subsidiaries	538.4	280.1	(41.7)	—	—	(776.8)	—

Net income (loss)	438.7	573.7	(35.3)	139.0	99.4	(776.8)	438.7

Other comprehensive income (loss), net of tax	(8.9)	(0.7)	(8.2)	—	(8.9)	17.8	(8.9)

Comprehensive income	$429.8	$573.0	$(43.5)	$139.0	$90.5	$(759.0)	$429.8

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2011
Revenues	$—	$14,412.2	$—	$7,981.4	$62.3	$—	$22,455.9
Operating expenses	—	13,545.8	—	7,718.8	59.6	—	21,324.2

Operating income (loss)	—	866.4	—	262.6	2.7	—	1,131.7
Undistributed gain from joint venture	—	—	—	—	—	—	—

Interest (expense) income, net	—	(85.4)	—	(3.0)	0.3	—	(88.1)

Income (loss) before income taxes	—	781.0	—	259.6	3.0	—	1,043.6
Provision for income taxes	—	283.5	—	96.0	3.4	—	382.9

Net income (loss) from continuing operations	—	497.5	—	163.6	(0.4)	—	660.7
Equity in earnings of subsidiaries	660.7	163.2	—	—	—	(823.9)	—

Net income (loss)	660.7	660.7	—	163.6	(0.4)	(823.9)	660.7

Other comprehensive income (loss), net of tax	0.9	0.9		—	0.9	(1.8)	0.9

Comprehensive income	$661.6	$661.6	$—	$163.6	$0.5	$(825.7)	$661.6

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2012
Net cash flows provided by (used in) operating activities	$(31.9)	$361.5	$514.3	$213.2	$199.1	$—	$1,256.2

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,283.6)	—	—	—	—	—	(10,283.6)
Purchase of property and equipment	—	(29.9)	—	(31.9)	(4.8)	—	(66.6)
Other	—	—	—	(0.2)	(11.0)	—	(11.2)

Net cash used in investing activities	(10,283.6)	(29.9)	—	(32.1)	(15.8)	—	(10,361.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,353.6	—	—	—	—	—	7,353.6
Repayment of long term debt	—	(1,000.1)	(1,500.0)	—	—	—	(2,500.1)
Proceeds (repayment) of revolving credit line	400.0	—	(1,000.0)	—	—	—	(600.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	—	600.0
Repayment of accounts receivable financing facility	—	—	—	—	(1.7)	—	(1.7)
Excess tax benefit relating to employee stock compensation	15.6	—	—	—	—	—	15.6
Net proceeds from employee stock plans	110.3	—	30.8	—	—	—	141.1
Deferred financing fees	(52.4)	(50.8)	—	—	—	—	(103.2)
Treasury stock acquired	—	—	—	—	—	—	—
Net transactions with parent	2,488.4	(3,815.1)	1,954.9	(127.1)	(501.1)	—	—

Net cash provided by (used in) financing activities	10,315.5	(4,866.0)	(514.3)	(127.1)	97.2	—	4,905.3

Effect of foreign currency translation adjustment	—	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	—	(4,534.4)	—	54.0	280.3	—	(4,200.1)
Cash and cash equivalents at beginning of period	—	5,522.2	—	5.4	92.5	—	5,620.1

Cash and cash equivalents at end of period	$—	$987.8	$—	$59.4	$372.8	$—	$1,420.0

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2011
Net cash flows provided by (used in) operating activities	$—	$573.2	$—	$295.6	$(2.5)	$(163.2)	$703.1

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	—	—	—	—	—
Purchase of property and equipment	—	(46.2)	—	(4.1)	(3.8)	—	(54.1)
Other	—	—	—	2.1	0.3	—	2.4

Net cash used in investing activities	—	(46.2)	—	(2.0)	(3.5)	—	(51.7)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	—	1,494.0	—	—	—	—	1,494.0
Repayment of long term debt	—	(0.1)	—	—	—	—	(0.1)
Proceeds (repayment) from revolving credit line, net	—	100.0	—	—	—	—	100.0
Proceeds from accounts receivable financing facility	—	—	—	—	—	—	—
Repayment of accounts receivable financing facility	—	—	—	—	—	—	—
Excess tax benefit relating to employee stock compensation	—	25.9	—	—	—	—	25.9
Net proceeds from employee stock plans	—	23.1	—	—	—	—	23.1
Deferred financing fees	—	(10.9)	—	—	—	—	(10.9)
Treasury stock acquired	—	(2,515.7)	—	—	—	—	(2,515.7)
Net transactions with parent	—	98.7	—	(299.4)	37.5	163.2	—

Net cash provided by (used in) financing activities	—	(785.0)	—	(299.4)	37.5	163.2	(883.7)

Effect of foreign currency translation adjustment	—	—	—	—	(0.4)	—	(0.4)

Net (decrease) increase in cash and cash equivalents	—	(258.0)	—	(5.8)	31.1	—	(232.7)
Cash and cash equivalents at beginning of period	—	456.7	—	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$—	$198.7	$—	$3.2	$89.1	$—	$291.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Associated Risks

Information we have included or incorporated by reference in this Quarterly Report on Form 10-Q, and information which may be contained in our other filings with the Securities and Exchange Commission (“the SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause our actual results to differ materially from those contemplated by any forward-looking statements, including, but not limited to the factors listed below:

STANDARD OPERATING FACTORS

•

our ability to remain profitable in a very competitive marketplace is dependent upon our ability to attract and retain clients while maintaining our margins, to differentiate our products and services from others in the marketplace, and to develop and cross-sell new products and services to our existing clients

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

See the more comprehensive description of risk factors in Part II — Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) substantially concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for 2011 periods and through April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.

As the largest full-service pharmacy benefit management (“PBM”) company in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty and fertility home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patients’ homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations segment. Through our Other Business Operations segment, we provide distribution of pharmaceuticals and medical supplies to providers and clinics, healthcare account administration and implementation of consumer-directed healthcare solutions, international retail network pharmacy management, home delivery pharmacy services in Germany, scientific evidence to guide the safe, effective and affordable use of medicines, and diabetes prescriptions and testing supplies. Our PBM segment includes ESI’s and Medco’s integrated PBM operations in the United States and ESI’s PBM operations in Canada. Our Other Business Operations segment includes our other international operations, our Specialty Distribution lines of business, and other service operations. Historical segment information has been retrospectively adjusted to reflect the effect of these changes.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.7% and 99.4% of revenues for the three months ended June 30, 2012 and 2011, respectively, and 98.9% and 99.3% of revenues for the six months ended June 30, 2012 and 2011, respectively.

In addition, as a result of the Merger, we are assessing our strategic options for many of our businesses included in our Other Business Operations segment for ultimate disposition. This assessment includes estimated goodwill of $500.0 million as of June 30, 2012. The impact from the sale or other disposition of these businesses is not expected to materially impact our ongoing earnings before other income (expense), interest, taxes, depreciation and amortization (“EBITDA”).

MERGER TRANSACTION

As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the NASDAQ stock exchange. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41%.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the second quarter of 2012 are driven by the addition of Medco to our book of business on April 2, 2012. The Merger impacted all components of our financial statements, including our revenues, expenses, and profits, the consolidated balance sheet, as well as claims volumes. Our results also reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We also benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, and higher generic fill rate (77.4% compared to 73.9% in the same period of 2011). In addition, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.

The positive trends we saw in recent quarters, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure and the current adverse economic environment, among other factors, and thus continue to generate growth and improvements in our results of operations in the future.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012. Upon consummation of the Merger on April 2, 2012, Medco’s critical accounting policies were conformed to ESI’s critical accounting policies. However, two Medco historical accounting policies have been adopted related to the Medicare prescription drug program and the Cash balance pension plans.

Medicare Prescription Drug Program. Express Scripts’ revenues include premiums associated with our Medicare prescription drug program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the Centers for Medicare & Medicaid Services (“CMS”)-sponsored Medicare Part D Prescription Drug Program (“Medicare Part D”) prescription drug benefit. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses on the consolidated balance sheet. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to revenues with a corresponding receivable from or payable to CMS reflected on the consolidated balance sheet.

In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Beginning in 2011, non-low-income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. If there is cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of revenues on the consolidated statement of operations.

Express Scripts’ cost of revenues includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and is recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum. The subsidy is reflected as an offsetting credit in cost of revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses on the consolidated balance sheet. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled.

Pension Plans. Express Scripts has elected to determine the projected benefit obligation for cash balance pension plans as the value of the benefits to which employees participating in the plans would be entitled if they separated from service immediately. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other liabilities on the consolidated balance sheet.

The determination of our expense for pension plans is based on management’s assumptions, which are developed with the assistance of actuaries. We reassess the plan assumptions on a regular basis. The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset class and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2012, the expected rate of return assumption is 7.5% for the pension plans.

CLIENTS

We are a provider of PBM services to several market segments. Our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We provide specialty services to customers who also include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others. Refer to Note 13 – Segment information for a discussion of client concentration.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations segment.

The PBM segment engages in the following services for which it collects revenues and incurs expenses:

•	Domestic and Canadian retail network pharmacy management

•	retail drug card programs

•	home delivery pharmacy services

•	benefit design consultation

•	drug utilization review

•	drug formulary management programs

•	compliance and therapy management programs for our clients

•	a flexible array of Medicare Part D Prescription Drug Program products to support clients’ benefits

•	specialty pharmacy, including the distribution of fertility pharmaceuticals requiring special handling or packaging

•	guidance and decision support for genomic medicine to patients, providers, payors and employees and comprehensive clinical programs

The Other Business Operations segment engages in the following services for which it collects revenues and incurs expenses:

•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	healthcare account administration and implementation of consumer-directed healthcare solutions

•	other international retail network pharmacy management

•	home delivery pharmacy services in Germany

•	scientific evidence to guide the safe, effective and affordable use of medicines

•	diabetes prescriptions and testing supplies

Prior to the second quarter of 2012, our other international retail network pharmacy management business was included in the PBM segment. Additionally, during the third quarter of 2011 we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of these changes. Our PBM segment includes ESI’s and Medco’s integrated PBM operations in the United States and ESI’s PBM operations in Canada. Our Other Business Operations segment includes our other international operations, our Specialty Distribution lines of business, and other service operations.

Prior to the Merger, ESI and Medco had historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology to be used by the Company going forward. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Product revenues
Network revenues(1)	$16,834.8	$7,389.0	$24,518.6	$14,647.1
Home delivery and specialty revenues(2)	9,791.6	3,574.9	13,772.2	7,037.2
Service revenues	239.8	65.9	329.9	139.4

Total PBM revenues	26,866.2	11,029.8	38,620.7	21,823.7
Cost of PBM revenues(1)	24,856.9	10,259.5	35,792.4	20,320.7

PBM gross profit	2,009.3	770.3	2,828.3	1,503.0
PBM SG&A expenses	1,471.1	195.2	1,728.5	378.4

PBM operating income	$538.2	$575.1	$1,099.8	$1,124.6

Claims(3)
Network	285.6	148.0	438.6	296.8
Home delivery and specialty(2)	38.4	13.3	52.4	26.4

Total PBM claims	324.0	161.3	491.0	323.2

Total adjusted PBM claims(4)	397.4	185.6	590.2	371.6

(1)	Includes retail pharmacy co-payments of $3,519.1 million and $1,457.1 million for the three months ended June 30, 2012 and 2011, respectively, and $5,015.7 million and $2,983.6 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs, (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.
(3)	Claims are calculated based on an updated methodology started April 2, 2012. The prior periods have not been recalculated using the new methodology because we believe the differences would not be material, as discussed above.
(4)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

Product Revenues for the three months ended June 30, 2012: Network pharmacy revenues increased by $9,445.8 million, or 127.8%, in the three months ended June 30, 2012 over the same period of 2011. Approximately $9,188.7 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended June 30, 2012. The remaining increase relates primarily to inflation on branded drugs offset by an increase in the generic fill rate. Our consolidated network generic fill rate increased to 78.7% of network claims in the three months ended June 30, 2012 as compared to 75.2% in the same period of 2011 for ESI on a stand-alone basis.

Home delivery and specialty revenues increased $6,216.7 million, or 173.9%, in the three months ended June 30, 2012 from the same period in 2011. Approximately $5,794.8 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended June 30, 2012. Of the remaining increase, approximately $226.4 million is primarily due to higher claims volume attributed to the success of mail conversion programs and approximately $195.5 million relates to inflation on branded drugs offset by an increase in the generic fill rate. Our consolidated home delivery generic fill rate increased to 70.5% of home delivery claims in the three months ended June 30, 2012 as compared to 62.7% in the same period of 2011 for ESI on a stand-alone basis.

Product Revenues for the six months ended June 30, 2012: Network pharmacy revenues increased by $9,871.5 million, or 67.4%, in the six months ended June 30, 2012 over the same period of 2011. Approximately $9,188.7 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended June 30, 2012. Of the remaining increase, approximately $533.0 million of this increase relates to inflation on branded drugs offset by an increase in the generic fill rate and approximately $149.8 million is primarily due to higher claims volume. Our consolidated network generic fill rate increased to 78.4% of network claims in the six months ended June 30, 2012 as compared to 75.1% in the same period of 2011 for ESI on a stand-alone basis.

Home delivery and specialty revenues increased $6,735.0 million, or 95.7%, in the six months ended June 30, 2012 from the same period in 2011. Approximately $5,794.8 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended June 30, 2012. Of the remaining increase, approximately $493.0 million relates to inflation on branded drugs offset by an increase in the generic fill rate and approximately $447.2 million is primarily due to higher claims volume attributed to the success of mail conversion programs. Our consolidated home delivery generic fill rate increased to 69.4% of home delivery claims in the six months ended June 30, 2012 as compared to 62.2% in the same period of 2011 for ESI on a stand-alone basis.

Cost of PBM revenues increased $14,597.4 million, or 142.3%, and $15,471.7 million, or 76.1%, in the three and six months ended June 30, 2012, respectively, from the same periods of 2011. Approximately $14,101.4 million of this increase relates to the acquisition of Medco and inclusion of its costs of revenues for the three months ended June 30, 2012. The remaining increase in the three and six months ended June 30, 2012 is due primarily to $11.9 million of transaction and integration costs for the three and six months ended June 30, 2012 and increased volume and increased inflation on branded drugs offset by the generic fill rate.

Our PBM gross profit increased $1,239.0 million, or 160.8%, and $1,325.3 million, or 88.2%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011. Gross profit for the three and six months ended June 30, 2012 increased due to the acquisition of Medco, as well as better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended June 30, 2012 increased by $1,275.9 million, or 653.6%, as compared to the same period of 2011. Approximately $846.3 million of this increase relates to the acquisition of Medco and inclusion of its SG&A for the three months ended June 30, 2012. The remaining increase primarily relates to $343.9 million of transaction and integration costs, as well as management incentive compensation.

SG&A for our PBM segment for the six months ended June 30, 2012 increased by $1,350.1 million, or 356.8%, as compared to the same period of 2011. Approximately $846.3 million of this increase relates to the acquisition of Medco and inclusion of its SG&A for the six months ended June 30, 2012. The remaining increase primarily relates to $370.6 million of transaction and integration costs, as well as management incentive compensation.

PBM operating income decreased $36.9 million, or 6.4% and $24.8 million, or 2.2% for the three and six months ended June 30, 2012 as compared to the same periods of 2011, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations (“Other Business Ops”) segment. For further description of the services performed by each segment, refer to the discussion under the caption “PBM Operating Income” contained within “Results of Operations.” Historical segment information has been retrospectively adjusted to reflect the effect of these changes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Product revenues	$707.8	$326.3	$1,079.5	$621.6
Service revenues	118.5	5.3	124.9	10.6

Total Other Business Ops revenues	826.3	331.6	1,204.4	632.2
Cost of Other Business Ops revenues	722.7	317.8	1,087.8	605.6

Other Business Ops gross profit	103.6	13.8	116.6	26.6
Other Business Ops SG&A expenses	109.7	9.6	119.8	19.5

Other Business Ops operating (loss) income	$(6.1)	$4.2	$(3.2)	$7.1

Claims
Home delivery and specialty	2.3	0.0	2.3	0.0

Total adjusted Other Business Ops claims(1)	6.9	0.0	6.9	0.0

(1)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

Other Business Ops: Other Business Ops operating (loss) income decreased by $10.3 million, or 245.2%, and $10.3 million, or 145.1%, for the three and six months ended June 30, 2012 from the same period of 2011. Approximately $8.4 million of this decrease relates to the acquisition of Medco and inclusion of its operating loss for the three and six months ended June 30, 2012. The remaining decrease primarily relates to higher costs due to product mix which were partially offset by decreases in volume across all lines of business within the segment.

OTHER (EXPENSE) INCOME

Net interest expense and other increased $119.8 million and $210.2 million in the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011. These increases are primarily due to interest associated with senior notes issued in May 2011 and debt issued in connection with the Merger.

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 53.0% and 45.0% for the three and six months ended June 30, 2012, respectively, as compared to 37.0% and 36.7% for the same periods in 2011 due to both recurring and nonrecurring events. The state apportionment and income tax filing positions of the combined organization has increased our recurring effective tax rate by approximately 1.9%. Nonrecurring charges increased our effective tax rate for the three end six months ended June 30, 2012 by 10.9% and 5.6%, respectively.

Due to the adoption of common income tax return filing methods between ESI and Medco, we recorded a nonrecurring $23.2 million income tax contingency related to prior year income tax return filings. We also recorded a nonrecurring charge of $16.4 million resulting from the reversal of the deferred tax asset previously established for transaction-related costs that became nondeductible upon the consummation of the Merger. Lastly, unrelated to the Merger, we recorded a nonrecurring charge of $5.2 million in the first quarter of 2012 due to changes in our unrecognized tax benefits.

NET INCOME AND EARNINGS PER SHARE

Net income for the three and six months ended June 30, 2012 decreased $163.3 million, or 48.9%, and $222.0 million, or 33.6%, respectively, over the same periods of 2011. Basic and diluted earnings per share both decreased 68.2% for the three months ended June 30, 2012 over the same period of 2011. For the six months ended June 30, 2012, basic and diluted earnings per share decreased 46.9% and 48.0%, respectively, over the same period of 2011. These decreases are primarily due to transaction costs incurred in connection with the Merger, as well as an increase in shares outstanding in connection with the Merger, interest expense, financing fees, and commitment fees, partially offset by increased gross profit and treasury share repurchases during 2011.

EBITDA

We have provided below a reconciliation of EBITDA to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA(1)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2012	2011	2012	2011
Net income	$170.9	$334.2	$438.7	$660.7
Income taxes	192.6	196.3	359.6	382.9
Depreciation and amortization	605.2	63.3	670.2	126.2
Interest expense, net	172.9	48.8	302.6	88.1
Undistributed gain from joint venture	(4.3)	—	(4.3)	—

EBITDA	1,137.3	642.6	1,766.8	1,257.9
Adjustments to EBITDA
Transaction and integration costs	355.8	—	382.5	—

Adjusted EBITDA	1,493.1	642.6	2,149.3	1,257.9
Total adjusted claims	404.3	185.7	597.1	371.8

Adjusted EBITDA per adjusted claim(2)	$3.69	$3.46	$3.60	$3.38

(1)	EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.
(2)	Adjusted EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING

For the six months ended June 30, 2012, net cash provided by operations increased $553.1 million to $1,256.2 million compared to the same period of 2011. Changes in working capital resulted in cash inflow of $24.8 million in the six months ended June 30, 2012 compared to a cash outflow of $210.6 million over the same period of 2011, resulting in a total change of $235.4 million. The cash flow increase was primarily due to the Merger as well as the timing and receipt of accounts receivable. This increase was offset by a decrease in net income of $222.0 million in the six months ended June 30, 2012 compared to the same period of 2011.

Net cash used in investing activities increased $10,309.7 million for the six months ended June 30, 2012 over the same period of 2011 primarily due to cash outflows in connection with the Merger offset against net cash acquired from Medco as of April 2, 2012. Capital expenditures increased compared to the prior period due primarily to integration-related investments. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

Net cash provided by financing activities increased $5,789.0 million for the six months ended June 30, 2012 compared to the same period in 2011. This increase is primarily due to proceeds of $3,458.9 million from the issuance of senior notes during the three months ended March 31, 2012 and proceeds of $4,000.0 million in connection with the term facility used to fund the Merger. The increase was offset by $1,500.0 million redemption of senior notes and $2,000.0 million retirement of Medco’s five year credit facilities.

Medco held a $1,000.0 million senior unsecured revolving credit facility and a $1,000.0 million senior unsecured term loan at the time of the Merger on April 2, 2012. Immediately upon consummation of the Merger, we repaid the credit facility, term loan and all associated interest.

On May 7, 2012, the Company redeemed Medco’s $500.0 million aggregate principal amount of 7.25% senior notes due 2013. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of these notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable U.S. Treasury security for such redemption date plus 50 basis points. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest. In connection with this redemption, on May 7, 2012 Medco settled five interest rate swap agreements entered into in 2004.

On June 15, 2012, $1.0 billion aggregate principal amount of 5.250% senior notes due 2012, issued by ESI, matured and were redeemed.

We anticipate that our current cash balances, cash flows from operations and our revolving credit facility will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including the financing incurred in connection with the Merger, market conditions or other factors, we believe our liquidity options discussed above should be sufficient to meet our anticipated cash flow needs.

CHANGES IN BUSINESS

As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of the Company and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the NASDAQ. Upon closing of the Merger, former ESI stockholders own approximately 59% of Express Scripts and former Medco stockholders own approximately 41%. Per the terms of the Merger Agreement, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units, and deferred stock units received a replacement award at an exchange ratio of 1.3474 Express Scripts awards for each Medco award earned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the NASDAQ for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger. Based on the opening price of Express Scripts’ stock on April 2, 2012, total consideration was $30.2 billion, composed of $11.3 billion in cash, $18.0 billion in common stock of the Company, and $0.9 billion of replacement stock options and restricted stock units. We believe the Merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care.

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

The Board of Directors of Express Scripts has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

ACCELERATED SHARE REPURCHASE

On May 27, 2011, ESI entered into agreements to repurchase shares of its common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) arrangement. During 2011, ESI settled $1,725.0 million of the ASR agreement and received 33.4 million shares. On April 27, 2012, we settled the remaining portion of the ASR agreement and received 0.1 million additional shares, resulting in a total of 33.5 million shares received under the agreement.

BANK CREDIT FACILITIES

On August 29, 2011, ESI entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced our $750.0 million credit facility upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. As of June 30, 2012, $400.0 million was outstanding under the new revolving facility. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the new credit agreement and new revolving facility.

On August 13, 2010, ESI entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). The 2010 credit facility was terminated and replaced by the new revolving facility on April 2, 2012, as described above.

Our credit agreements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants under the new credit agreement exempt such agreed upon actions taken in connection with the Merger. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At June 30, 2012, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

See Note 7 – Financing for more information on our credit facilities.

BRIDGE FACILITY

On August 5, 2011, ESI entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”) to be used to pay a portion of the cash consideration in connection with the Merger in the event that more favorable financing arrangements could not be secured. No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, ESI terminated the bridge facility.

FIVE-YEAR CREDIT FACILITIES

On April 30, 2007, Medco entered into a senior unsecured credit agreement, which was available for general working capital requirements. The facility consisted of a $1.0 billion, 5-year senior unsecured term loan and a $2.0 billion, 5-year senior unsecured revolving credit facility. The facility was due to mature on April 30, 2012. Medco refinanced the $2.0 billion senior unsecured revolving credit facility on January 23, 2012. Upon completion of the Merger, the $1.0 billion senior unsecured term loan and all associated interest, and the $1.0 billion then outstanding under the senior unsecured revolving credit facility, were repaid in full and terminated.

ACCOUNTS RECEIVABLE FINANCING FACILITY

Upon consummation of the Merger, Express Scripts assumed a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. As of June 30, 2012, Express Scripts has drawn down $600.0 million, none of which was repaid, under the facility. Express Scripts pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by Express Scripts’ credit rating. This facility is renewable annually as the option of Express Scripts and the banks.

INTEREST RATE SWAP

Medco entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of Medco’s $500 million of 7.250% senior notes due 2013 to variable interest rate debt. Under the terms of these swap agreements, Medco received a fixed rate of interest of 7.25% on $200 million and paid variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincided with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. These swaps were settled on May 7, 2012. Express Scripts received $10.1 million for settlement of the swaps and the associated accrued interest receivable through May 7, 2012, and recorded a loss of $1.5 million related to the carrying amount of the swaps and bank fees.

SENIOR NOTES

On February 6, 2012, we issued $3.5 billion of Senior Notes in a private placement with registration rights, including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022

On November 14, 2011, we issued $4.1 billion of Senior Notes in a private placement with registration rights, including:

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

On May 2, 2011, ESI issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016. The proceeds were used to repurchase treasury shares.

On September 10, 2010, Medco issued $1.0 billion of Senior Notes, including:

•	$500 million aggregate principal amount of 2.75% Senior Notes due 2015

•	$500 million aggregate principal amount of 4.125% Senior notes due 2020

The net proceeds were used for general corporate purposes, which including funding the United BioSource Corporation (“UBC”) acquisition.

On June 9, 2009, ESI issued $2.5 billion of Senior Notes, including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500 million aggregate principal amount of 7.250% Senior Notes due 2019

The net proceeds were used for the acquisition of WellPoint’s NextRx PBM Business. On June 15, 2012, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 5.250% senior notes due 2012 (see Note 7 – Financing for further discussion).

On March 18, 2008, Medco issued $1.5 billion of Senior Notes, including:

•	$300.0 million aggregate principal amount of 6.125% Senior Notes due 2013

•	$1.2 billion aggregate principal amount of 7.125% Senior Notes due 2018

The net proceeds were used to reduce debts held on Medco’s revolving credit facility, which funded the PolyMedica Corporation (“Liberty”) and CCS Infusion Management, LLC (“CCS”) acquisitions.

See Note 7 – Financing for more information on our Senior Notes borrowings.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of June 30, 2012, future minimum lease payments due under noncancellable operating leases of our continuing operations, and purchase commitments (in millions):

	Payments due by period as of June 30, 2012
Contractual obligations	Total	2012(1)	2013-2014	2015-2016	Thereafter
Long-term debt(2)	$16,903.5	$490.5	$4,366.3	$6,226.6	$5,820.1
Future minimum lease payments	333.9	49.6	144.2	77.3	62.8
Purchase commitments(3)	951.2	274.3	672.7	3.1	1.1

Total contractual cash obligations	$18,188.6	$814.4	$5,183.2	$6,307.0	$5,884.0

(1)	Represents remaining six months of 2012.
(2)	These payments exclude the interest expense on our revolving credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “Note 7 – Financing – Bank Credit Facilities”), as well as the balance outstanding on our revolving credit facility. Interest payments on our Senior Notes are fixed, and have been included in these amounts.
(3)	These amounts consist of required future purchase commitments for prescription products, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

We have a remaining minimum pension funding requirement of $14.8 million under the Internal Revenue Code during 2012.

OTHER MATTERS

As previously noted in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011, the contract with Walgreens Co. (“Walgreens”) expired on December 31, 2011. Prior to expiration of the contract with Walgreens, we provided a full array of tools and resources to help members efficiently transfer prescriptions to other conveniently located pharmacies. As announced on July 19, 2012, Express Scripts and Walgreens have reached a multi-year pharmacy network agreement with rates and terms under which Walgreens will participate in our broadest Express Scripts retail pharmacy network available to new and existing clients, as of September 15, 2012. Express Scripts will work to provide a smooth transition for those plan sponsors who will include Walgreen’s pharmacies in their network.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2012, we had $3,453.7 million of obligations, net of cash, which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $34.5 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

On April 2, 2012, the Company acquired Medco Health Solutions, Inc. (“Medco”). As a result of the Medco acquisition, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the Company further integrates the Medco business, it will continue to review the internal controls and may take further steps to ensure that the internal controls are effective and integrated appropriately.

Except as described in the preceding paragraph, during the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, we described certain proceedings related to Medco which affect us following the closing of the Merger. The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, relating to proceedings involving both legacy ESI and Medco:

•

Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California). On December 12, 2002, a complaint was filed against Express Scripts and NextRX LLC f/k/a Anthem Prescription Management LLC and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on California state first amendment constitutionality grounds is currently on appeal to the Ninth Circuit. Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, defendants filed a petition for rehearing en banc for the Ninth Circuit’s reconsideration of its ruling on defendants’ motion to dismiss, which was granted on October 31, 2011. On June 6, 2012, the Ninth Circuit certified the first amendment issue for the Supreme Court of California’s review and requested an authoritative decision on the question of California constitutional law. The Supreme Court of California accepted the Ninth Circuit’s request on July 18, 2012, and we await the Court’s ruling.

•

Irwin v. WellPoint Health Networks, et. al. (Judicial Arbitration and Mediation Services). On March 25, 2003, plaintiff filed a complaint in California state court against WellPoint Health Networks and certain related entities, including one of the acquired NextRX subsidiaries (collectively “WellPoint”), ESI, and other PBMs alleging his right to sue under California’s Unfair Competition Law (UCL). ESI was dismissed in 2008, but WellPoint remains a defendant. This case purported to be a class action against the PBM defendants on behalf of self-funded, non-ERISA health plans and individuals with no prescription drug benefits that have purchased drugs at retail rates. On May 6, 2004, WellPoint invoked an arbitration clause and the case against WellPoint was stayed and sent to arbitration. On February 24, 2006, plaintiff served an arbitration demand against WellPoint alleging that numerous WellPoint business practices violated the UCL and making claims on behalf of California residents who paid taxes, California residents who were beneficiaries of non-ERISA health plans, and California residents who obtained prescription benefits from non-ERISA health plans. On October 11, 2006, WellPoint filed its response to the arbitration demand. No further activity occurred until July 16, 2012, when WellPoint filed a motion to dismiss plaintiff’s arbitration demand for failure to prosecute the case for over nine years.

•

Several lawsuits were filed by stockholders of Medco challenging the Merger following the announcement on July 21, 2011, that ESI and Medco had entered into a definitive merger agreement. The complaints in the actions name as defendants Medco and/or various members of Medco’s board of directors as well as ESI and certain of its subsidiaries that are party to the merger agreement. Twenty-two complaints were filed in three different venues: the Court of Chancery of the State of Delaware, in the United States District Court for the District of New Jersey, and in the Superior Court of the State of New Jersey. The plaintiffs in the purported class action complaints generally alleged, among other things, that (i) the members of Medco’s board of directors breached their fiduciary duties to Medco and its stockholders by authorizing the proposed merger and (ii) ESI and three of its subsidiaries - Plato Merger Sub, Inc., the Company (then Aristotle Holding, Inc.) and Aristotle Merger Sub, Inc. - aided and abetted the alleged breaches of fiduciary duty by Medco and its directors. The plaintiffs sought, among other things, to enjoin the defendants from consummating the merger transaction on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action. A class was certified in the Court of Chancery of the State of Delaware. The cases filed in the Superior Court of the State of New Jersey were stayed on August 26, 2011. On November 7, 2011, the parties entered into a memorandum of understanding in which they agreed upon the terms of settlement, and plaintiffs agreed to withdraw applications for preliminary injunction of the acquisition and stay all further litigation pending court approval of the settlement. The terms of the settlement are reflected in the Amendment No. 1 to Agreement and Plan of Merger, which was included as Exhibit 2.1 to ESI’s Current Report on Form 8-K filed November 8, 2011. On April 18, 2012, the United States District of New Jersey approved the settlement and dismissed the cases before it. On May 30, 2012, the Court of Chancery of the State of Delaware dismissed the cases before it with prejudice. On June 12, 2012, the cases pending before the Superior Court of New Jersey were dismissed by consent of parties.

Additional information regarding such matters is contained in Item 3 – Legal Proceedings in each of Express Scripts’ and Medco’s Annual Reports on Form 10-K for the year ended December 31, 2011.

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

The following general risk factors have been amended from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012:

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

See further discussion of these general risk factors below.

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

In a highly competitive marketplace such as the PBM industry, a competitor’s business offering and reputation within the industry can have a substantial impact on its ability to attract and retain clients. This requires us to differentiate our business offerings by innovating and delivering products and services that demonstrate value to our clients, particularly in response to market changes from public policy. Further, the reputational impact of a service-related event, or our failure to innovate and deliver products and services that demonstrate value to our clients, may affect our ability to retain or grow profitable clients which could have a material adverse effect on our financial results.

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

These and other regulatory matters are discussed in more detail in ESI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “ESI Form 10-K”) under “Part I — Item 1 — Business — Government Regulation and Compliance” and in Medco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Medco 2011 Form 10-K”) under “Part I — Item 1 — Business — Corporate Compliance and Government Regulation — Government Regulation”.

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

Various governmental agencies have conducted investigations into certain PBM business practices. Many of these investigations have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, the governmental investigations and audits may ultimately have on us or on the PBM industry generally (for additional information regarding investigations, see “Part I—Item 3—Legal Proceedings” in the ESI 2011 Form 10-K and “Part II—Item 1—Legal Proceedings” in the Express Scripts Form 10-Q for the quarter ended March 31, 2012 and herein).

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

More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participated in one or more of both ESI’s and Medco’s networks at June 30, 2012. As announced on July 19, 2012, Express Scripts and Walgreens have reached a multi-year pharmacy network agreement with rates and terms under which Walgreens will participate in the broadest Express Scripts retail pharmacy network available to new and existing clients. Walgreens will be part of the broadest network of pharmacies available to Express Scripts clients, as of September 15, 2012. Medco’s network participation with Walgreens remains in place under existing terms.

The ten largest retail pharmacy chains, represented approximately 62% of the total number of stores in ESI’s largest network as of June 30, 2012. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Some contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the overall composition of our pharmacy networks, or reduced access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, cause us to fall short of certain guarantees in our contracts with clients, or otherwise impair our business or financial condition. The likelihood of our relationships with such pharmacy chains being adversely affected may be increased to the extent that large pharmacy chains enter the PBM business.

A substantial portion of our revenue is concentrated in certain significant client contracts. Our failure to execute on, or other issues arising under, the contracts could adversely affect our financial results. Further, conditions or trends impacting certain of our key clients could result in a negative impact on our financial performance.

As described in greater detail in the discussion of our business in Item 1 of the ESI 2011 Form 10-K, ESI has long term contracts with WellPoint, Inc. (“WellPoint”) and the United States Department of Defense (“DoD”). ESI’s top 5 clients, including WellPoint and DoD, collectively represented 56.7% and 55.2% of its revenue during 2011 and 2010, respectively. Under its current agreement, ESI is providing pharmacy benefit services to WellPoint through December 31, 2019. The agreement with the DoD consists of an initial one-year contract and five one-year renewal options, with the final option expiring on October 31, 2014. Medco’s largest client, UnitedHealth Group, represented approximately $11,700 million, or 17%, of Medco’s net revenues during 2011. Although none of

Medco’s other clients individually represented more than 10% of its net revenues in 2011, Medco’s top 10 clients as of December 31, 2011, including UnitedHealth Group, represented approximately 46% of its net revenues during 2011. On July 21, 2011, Medco announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although Medco will continue to provide services under the current agreement and thereafter through a transition agreement. In addition to UnitedHealth Group, other major clients representing approximately 13% of Medco’s net revenues for 2011 did not renew their contracts with Medco for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business.

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

We currently have debt outstanding (see summary of indebtedness within Note 7 – Financing), including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results.

We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants under our credit agreement also include a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy these covenants, we would be in default under the credit agreement and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 7 – Financing to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us (including both ESI and Medco) is included under “Part I—Item 3—Legal Proceedings” in the ESI 2011 Form 10-K and “Part II—Item 1—Legal Proceedings” in the Express Scripts Form 10-Q for the quarter ended March 31, 2012 and herein, including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.

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

•

Medco’s Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of the demographics of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business

•

Additional government scrutiny and audit activity related to government program business services by Medco, including audits that Accredo Health Group and Liberty face or may face which result in payment or offset of prior reimbursement from the government

•

the clinical research services business depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and our reputation for independent, high-quality scientific research and evidence development

•

following the Merger, we have international operations in various countries throughout Europe, North America and Asia, resulting in risks inherent in these operations, including, without limitation, relating to (1) vigorous regulation of the biotechnology and pharmaceutical industries; (2) compliance with a variety of ever-changing foreign laws and regulations; (3) difficulty of enforcing agreements, intellectual property rights and collection of receivables abroad; (4) tax rates, withholding requirements, the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation; (5) complexities of managing a multinational organization; (6) general economic and political conditions or terrorist activities in foreign countries; (7) exchange rate fluctuations; and (8) longer payment cycles of foreign customers

Transaction-Related Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Until consummation of the Merger on April 2, 2012, ESI had a stock repurchase program, under which no purchases were made during the quarter. Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were cancelled and retired. The Board of Directors of the Company has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

Item 6. Exhibits

(a) See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY (Registrant)

Date: August 7, 2012	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: August 7, 2012	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit Number	Exhibit
2.1[2]	Stock and Interest Purchase Agreement among Express Scripts, Inc. and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed April 14, 2009, File No. 000-20199.

2.2[2]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed July 22, 2011, File No. 000-20199.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc., and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 8, 2011, File No. 000-20199.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2012.

4.1	Ninth Supplemental Indenture, dated as of May 29, 2012, among Express Scripts Holding Company, Express Scripts, Inc., the subsidiaries of Express Scripts, Inc. party thereto, Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2012.

4.2	Ninth Supplemental Indenture, dated as of May 29, 2012, among Express Scripts Holding Company, Express Scripts, Inc., the subsidiaries of Express Scripts, Inc. party thereto, Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 4, 2012.

4.3	Second Supplemental Indenture, dated as of May 29, 2012, among Express Scripts Holding Company, Express Scripts, Inc., the subsidiaries of Express Scripts, Inc. party thereto, Medco Health Solutions, Inc., the subsidiaries of Medco Health Solutions, Inc. party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 4, 2012.

4.4	Subsidiary Guaranty, dated as of April 2, 2012, by and among the subsidiaries of the Parent party thereto as guarantors, in favor of Credit Suisse, as supplemented by that certain counterpart dated as of May 29, 2012, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 4, 2012.

10.1[1]	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012).

10.2[1]	Express Scripts, Inc. Employee Stock Purchase Plan (as amended and restated effective April 2, 2012).

10.3[1]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective April 2, 2012).

10.4[1]	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012).

10.5[1]	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

10.6[1]	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

Exhibit Number	Exhibit
11.1	Statement regarding computation of earnings per share. (See Note 6 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[1]	XBRL Taxonomy Instance Document.

101.2[1]	XBRL Taxonomy Extension Schema Document.

101.3[1]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[1]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[1]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[1]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
2	The Stock and Interest Purchase Agreement listed in Exhibit 2.1 and the Merger Agreement listed in Exhibit 2.2 (collectively, the “Agreements”) are not intended to modify or supplement any factual disclosures about the parties thereto, including the Company, and should not be relied upon as disclosure about such parties without consideration of the periodic and current reports and statements that the parties thereto file with the SEC. The terms of the Agreements govern the contractual rights and relationships, and allocate risks, among the parties in relation to the transactions contemplated by the Agreements. In particular, the representations and warranties made by the parties in the Agreements reflect negotiations between, and are solely for the benefit of, the parties thereto and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. In addition, the representations and warranties made by the parties in the Agreements may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The schedules to the Agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.