Form 10-Q
period 2012-09-30
Express Scripts Holding Co.
filed 2012-11-06
CIK 1532063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

Common stock outstanding as of October 31, 2012:	816,400,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Balance Sheet

(in millions)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,248.4	$5,620.1
Restricted cash and investments	47.3	17.8
Receivables, net	5,720.3	1,915.7
Inventories	1,561.4	374.4
Deferred taxes	417.3	45.8
Prepaid expenses and other current assets	437.8	84.2

Total current assets	9,432.5	8,058.0
Property and equipment, net	1,710.2	416.2
Goodwill	29,367.5	5,485.7
Other intangible assets, net	16,735.9	1,620.9
Other assets	61.6	26.2

Total assets	$57,307.7	$15,607.0

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$6,710.0	$2,874.1
Accounts payable	2,139.4	928.1
Accrued expenses	1,964.9	656.0
Short-term loan payable	40.0	—
Current maturities of long-term debt	938.6	999.9

Total current liabilities	11,792.9	5,458.1
Long-term debt	16,146.3	7,076.4
Other liabilities	6,623.6	598.8

Total liabilities	34,562.8	13,133.3

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value per share; shares issued: 809.6 and 690.7, respectively; shares outstanding: 809.6 and 484.6, respectively	8.1	6.9
Additional paid-in capital	21,156.1	2,438.2
Accumulated other comprehensive income	16.6	17.0
Retained earnings	1,564.1	6,645.6

	22,744.9	9,107.7
Common stock in treasury at cost, zero and 206.1 shares, respectively	—	(6,634.0)

Total stockholders’ equity	22,744.9	2,473.7

Total liabilities and stockholders’ equity	$57,307.7	$15,607.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenues (1)	$26,999.4	$11,571.0	$66,824.5	$34,026.9
Cost of revenues (1)	24,864.9	10,735.2	61,745.1	31,661.5

Gross profit	2,134.5	835.8	5,079.4	2,365.4
Selling, general and administrative	1,336.0	230.7	3,220.7	628.6

Operating income	798.5	605.1	1,858.7	1,736.8

Other (expense) income:
Undistributed gain from joint venture	5.1	—	9.4	—
Interest income	1.4	5.9	6.0	7.8
Interest expense and other	(155.9)	(94.3)	(463.1)	(184.3)

	(149.4)	(88.4)	(447.7)	(176.5)

Income before income taxes	649.1	516.7	1,411.0	1,560.3
Provision for income taxes	257.7	192.0	602.2	574.9

Net income	$391.4	$324.7	$808.8	$985.4

Weighted average number of common shares outstanding during the period:
Basic	812.9	487.2	702.4	506.1
Diluted	829.6	490.8	718.9	510.3
Basic earnings per share	$0.48	$0.67	$1.15	$1.95
Diluted earnings per share	$0.47	$0.66	$1.13	$1.93

[1]

Includes retail pharmacy co-payments of $3,348.9 million and $1,390.4 million for the three months ended September 30, 2012 and 2011, respectively, and $8,364.6 million and $4,374.0 million for the nine months ended September 30, 2012 and 2011, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net income	$391.4	$324.7	$808.8	$985.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8.5	(5.1)	(0.4)	(4.2)

Comprehensive income	$399.9	$319.6	$808.4	$981.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$2,473.7
Net income	—	—	—	—	808.8	—	808.8
Other comprehensive income	—	—	—	(0.4)	—	—	(0.4)
Cancellation of treasury shares in connection with Merger activity	(204.7)	(2.0)	(728.5)	—	(5,890.3)	6,620.8	—
Issuance of common shares in connection with Merger activity	318.0	3.2	18,841.6	—	—	—	18,844.8
Changes in stockholders’ equity related to employee stock plans	5.6	—	604.8	—	—	13.2	618.0

Balance at September 30, 2012	809.6	$8.1	$21,156.1	$16.6	$1,564.1	$—	$22,744.9

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$808.8	$985.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,292.0	187.5
Non-cash adjustments to net income	37.8	152.9
Deferred financing fees	32.1	44.9
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	382.6	(58.1)
Claims and rebates payable	(647.2)	44.4
Other net changes in operating assets and liabilities	143.3	302.9

Net cash flows provided by operating activities	2,049.4	1,659.9

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,283.6)	—
Purchases of property and equipment	(106.0)	(98.1)
Proceeds from sale of business	31.5	—
Other	(16.2)	8.5

Net cash used in investing activities	(10,374.3)	(89.6)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,458.9	1,494.0
Repayment of long-term debt	(2,710.6)	(0.1)
Proceeds (repayment) of revolving credit line, net	(1,000.0)	—
Proceeds from accounts receivable financing facility	600.0	—
Repayment of accounts receivable financing facility	(601.3)	—
Excess tax benefit relating to employee stock compensation	30.4	27.3
Net proceeds from employee stock plans	276.5	28.9
Deferred financing fees	(103.2)	(62.7)
Treasury stock acquired	—	(2,515.7)

Net cash provided by (used in) financing activities	3,950.7	(1,028.3)

Effect of foreign currency translation adjustment	2.5	(3.1)
Net (decrease) increase in cash and cash equivalents	(4,371.7)	538.9
Cash and cash equivalents at beginning of period	5,620.1	523.7

Cash and cash equivalents at end of period	$1,248.4	$1,062.6

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of significant accounting policies

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

Transaction Expense Adjustment. In September of 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. These costs should have been accrued as of June 30, 2012. In accordance with Staff Accounting Bulletin No. 99 the Company assessed the materiality of the error and concluded that the error was not material to our financial statements for the three and six months ended June 30, 2012, but that the June 30, 2012 financial statements would be revised. The Company has revised these transaction expenses, which are reported within the “Selling, general, and administrative” (“SG&A”) line item of the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2012. These costs are not included in the accompanying unaudited consolidated statement of operations for the three months ended September 30, 2012.

We reported SG&A for the three and six months ended June 30, 2012 of $1,580.8 million and $1,848.3 million, respectively. The result of this adjustment revises SG&A for the three and six months ended June 30, 2012 to $1,617.2 million and $1,884.7 million, respectively. We reported net income for the three and six months ended June 30, 2012 of $170.9 million and $438.7 million, respectively. The result of this adjustment revises net income for the three and six months ended June 30, 2012 to $149.6 million and $417.4 million, respectively. These amounts will be revised in our next filing which includes June 30, 2012 amounts.

This revision in net income for the three months ended June 30, 2012 reduces basic earnings per share from 0.21 to 0.19 and reduces diluted earnings per share from 0.21 to 0.18. Furthermore, this revision reduces basic earnings per share for the six months ended June 30, 2012 from 0.68 to 0.65 and reduces diluted earnings per share from 0.66 to 0.63.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments, other than the transaction expenses discussed above) necessary to state fairly the unaudited consolidated balance sheet at September 30, 2012, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2012 and 2011, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2012, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011. Operating results for the three and nine months ended September 30, 2012 include integration related expenses and are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2—Fair value measurements

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

Financial assets accounted for at fair value on a recurring basis include cash equivalents of $878.0 million and $1,817.4 million, restricted cash and investments of $47.3 million and $17.8 million, and trading securities (included in other assets) of $7.5 million and $14.1 million at September 30, 2012 and December 31, 2011, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

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

	September 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,426.9	$1,524.7	$—	$—
6.125% senior notes due 2013	306.9	306.9	—	—

	1,733.8	1,831.6	—	—
June 2009 Senior Notes
6.250% senior notes due 2014	998.4	1,089.2	997.8	1,085.0
7.250% senior notes due 2019	497.5	640.3	497.3	593.1
5.250% senior notes due 2012	—	—	999.9	1,017.5

	1,495.9	1,729.5	2,495.0	2,695.6
September 2010 Senior Notes (acquired)
2.75% senior notes due 2015	511.9	523.6	—	—
4.125% senior notes due 2020	507.8	549.1	—	—

	1,019.7	1,072.7	—	—
May 2011 Senior Notes
3.125% senior notes due 2016	1,495.5	1,598.0	1,494.6	1,493.7

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,353.5	1,249.7	1,265.3
4.750% senior notes due 2021	1,240.1	1,440.1	1,239.4	1,295.8
2.750% senior notes due 2014	899.3	933.1	899.0	907.8
6.125% senior notes due 2041	698.4	906.5	698.4	755.3

	4,087.5	4,633.2	4,086.5	4,224.2
February 2012 Senior Notes
2.650% senior notes due 2017	1,487.2	1,574.1	—	—
2.100% senior notes due 2015	996.1	1,025.2	—	—
3.900% senior notes due 2022	979.6	1,086.4	—	—

	3,462.9	3,685.7	—	—

Total	$13,295.3	$14,550.7	$8,076.1	$8,413.5

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

Note 3—Changes in business

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

The unaudited consolidated statement of operations for Express Scripts for the three months and nine months ended September 30, 2012 following consummation of the Merger on April 2, 2012 includes Medco’s total revenues of $15,175.5 million and $30,847.9 million, respectively, and net income of $82.1 million and $46.9 million, respectively, which includes integration expense and amortization.

The following unaudited pro forma information presents a summary of Express Scripts’ combined results of operations for the three and nine months ended September 30, 2012 and 2011 as if the Merger and related financing transactions had occurred at January 1, 2011. The following pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Total revenues	$26,999.4	$28,499.1	$82,804.0	$85,006.3
Net income	391.4	279.1	837.7	516.5
Basic earnings per share	0.48	0.35	1.03	0.62
Diluted earnings per share	$0.47	$0.35	$1.01	$0.62

Pro forma net income for the three and nine months ended September 30, 2011 includes total non-recurring amounts of $180.7 million and $1,045.0 million, respectively, related to estimated severance payments, accelerated stock-based compensation, and transaction and integration costs incurred in connection with the Merger. These amounts represent the best available estimates as of the date of issuance. Actual costs recorded in the year ended December 31, 2012 may differ materially from estimates utilized for pro forma purposes.

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

During the third quarter ended September 30, 2012, the Company recorded fair value adjustments of approximately $104.0 million to its preliminary allocation of purchase price related to intangible assets, which had the effect of increasing intangible assets and reducing goodwill. In connection with the adjustment to fair value, the Company recorded a cumulative adjustment to amortization expense of $4.8 million. The adjustments to fair value resulted in an increase in deferred tax liabilities of $37.2 million and deferred tax assets of $58.7 million.

Also during the third quarter ended September 30, 2012, the Company made other adjustments to its preliminary allocation of purchase price related to accounts receivable, allowance for doubtful accounts, and contingent liabilities. These adjustments had the effect of increasing goodwill and reducing accounts receivable, increasing allowance for doubtful accounts and increasing current liabilities.

Express Scripts expects that if any further refinements become necessary, they will be completed by April 2013. There can be no assurance that such finalization will not result in material changes. The following table summarizes Express Scripts’ preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Medco acquisition:

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$6,917.3
Property and equipment	1,390.6
Goodwill	23,897.2
Acquired intangible assets	16,216.7
Other noncurrent assets	48.3
Current liabilities	(9,033.1)
Long-term debt	(3,008.3)
Deferred income taxes	(5,924.0)
Other noncurrent liabilities	(350.3)

Total	$30,154.4

A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $15,935.0 million with an estimated weighted average amortization period of 16 years. Additional intangible assets consist of trade names in the amount of $273.0 million with an estimated weighted average amortization period of 10 years and miscellaneous intangible assets of $8.7 million with an estimated weighted average amortization period of 5 years. The acquired intangible assets have been preliminarily valued using an income approach and are being amortized on a basis that approximates the pattern of benefit.

The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $23,897.2 million. The majority of the goodwill recognized as part of the Medco acquisition is reported under our PBM segment and reflects our expected synergies from combining operations, such as improved economies of scale and cost savings. None of the goodwill recognized is expected to be deductible for income tax purposes and is not amortized.

As a result of the Merger on April 2, 2012, we acquired the receivables of Medco. The gross contractual amounts receivable and fair value of these receivables as of the acquisition date are shown below. Of the gross amounts due under the contracts as of the date of acquisition, we estimated $20.6 million related to client accounts receivables to be uncollectible.

(in millions)	Gross Contractual Amounts Receivable	Fair Value
Manufacturer Accounts Receivables	$1,895.2	$1,895.2
Client Accounts Receivables	2,432.2	2,389.0

Total	$4,327.4	$4,284.2

ESI and Medco each retain a one-sixth ownership in SureScripts. As a result of the Merger, the combined companies in total retain a one-third ownership in SureScripts. Due to the increased ownership percentage, we now account for the investment in SureScripts using the equity method and have recorded an undistributed gain of $5.1 million and $9.4 million, respectively, for the three months and nine months ended September 30, 2012.

Note 4—Dispositions

In the third quarter of 2012, we completed the sale of our ConnectYourCare (“CYC”) line of business, which is included within our Other Business Operations segment. During the third quarter of 2012, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $14.3 million. The gain is included in the “Selling, general, and administrative” (“SG&A”) line item in the accompanying unaudited consolidated statement of operations for the three and nine months ended September 30, 2012.

We determined that the results of operations for CYC for both 2012 and 2011 were immaterial to both consolidated and segment results of operations, and we have therefore not presented these results separately as discontinued operations for the current or prior periods. Operating income (loss), including the gain associated with the sale, totaled $14.4 million and $(0.1) million for the three months ended September 30, 2012 and 2011, respectively, and $14.7 million and $(0.5) million for the nine months ended September 30, 2012 and 2011, respectively. Total assets for CYC prior to the sale were $38.9 million. The majority of these assets represented goodwill of $12.0 million, restricted cash of $14.9 million and cash of $2.0 million. As these amounts represented less than 0.1% of total consolidated assets, the assets were not classified as held for sale within the consolidated balance sheet.

During the third quarter of 2012, we determined that our diabetic testing supply and related businesses under the Liberty brand (“Liberty”), which are included within our Other Business Operations, were not core to our future operations and committed to a plan to dispose of the business. As a result, Liberty has been classified as held for sale as of September 30, 2012. The Company expects to retain cash flows associated with Liberty which precludes classification of this business as a discontinued operation. Express Scripts anticipates working as a back end pharmacy supplier for portions of the Liberty business.

Operating loss for Liberty totaled $29.9 million and $35.5 million for the three and nine months ended September 30, 2012. Since Liberty was acquired through the Merger, periods prior to April 2, 2012 do not include any results associated with Liberty. Total assets for this line of business totaled $280.1 million as of September 30, 2012. The majority of these assets represented accounts receivable, net of $111.5 million, property and equipment, net of $45.3 million and inventories, net of $41.3 million. As a result of our plan to dispose of this line of business, an impairment charge totaling $23.0 million was recorded against intangible assets to reflect fair value. This charge is included in the SG&A line item in the accompanying unaudited consolidated statement of operations for the three and nine months ended September 30, 2012. The write-down was comprised of customer relationships with a carrying value of $24.2 million, net of accumulated amortization of $10.8 million, and trade names with a carrying value of $6.6 million, net of accumulated amortization of $0.4 million. This charge has been allocated to these assets on a pro rata basis using the carrying values as of September 30, 2012.

Note 5—Property and equipment

Property and equipment, at cost, consists of the following:

	September 30,	December 31,
(in millions)	2012	2011
Land and buildings	$240.6	$11.3
Furniture	71.2	36.7
Equipment	552.3	345.4
Computer software	1,330.7	398.0
Leasehold improvements	188.2	107.7

Total property and equipment	2,383.0	899.1
Less accumulated depreciation	(672.8)	(482.9)

Property and equipment, net	$1,710.2	$416.2

Depreciation expense for the three and nine months ended September 30, 2012 was $87.4 million and $198.2 million, respectively, and for the three and nine months ended September 30, 2011 was $22.5 million and $71.3 million, respectively. Internally developed software, net of accumulated depreciation was $733.3 million and $71.4 million at September 30, 2012 and December 31, 2011, respectively. We capitalized $33.2 million and $63.6 million of internally developed software during the three and nine months ended September 30, 2012, respectively.

Note 6—Goodwill and other intangible assets

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations segment. See Note 14 – Segment information for further description of the services performed by each segment. Historical segment information has been retrospectively adjusted to reflect the effect of these changes. The following is a summary of our goodwill and other intangible assets for our two reportable segments PBM and Other Business Operations:

	September 30, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM(1)	$29,268.8	$(107.5)	$29,161.3	$5,512.6	$(107.4)	$5,405.2
Other Business Operations(1)(2)	206.2	—	206.2	80.5	—	80.5

	$29,475.0	$(107.5)	$29,367.5	$5,593.1	$(107.4)	$5,485.7

Other intangible assets
PBM
Customer contracts	$17,672.8	$(1,532.7)	$16,140.1	$2,018.5	$(494.7)	$1,523.8
Trade names	226.7	(11.2)	215.5	3.6	—	3.6
Miscellaneous	121.6	(24.1)	97.5	123.0	(60.1)	62.9

	18,021.1	(1,568.0)	16,453.1	2,145.1	(554.8)	1,590.3

Other Business Operations
Customer relationships(3)	322.0	(75.4)	246.6	68.4	(38.5)	29.9
Trade names(4)	38.7	(2.5)	36.2	0.7	—	0.7

	360.7	(77.9)	282.8	69.1	(38.5)	30.6

Total other intangible assets	$18,381.8	$(1,645.9)	$16,735.9	$2,214.2	$(593.3)	$1,620.9

(1)	Goodwill associated with the Medco acquisition has been reallocated between the PBM and the Other Business Operations segments due to refinement of purchase price valuation assumptions. $1,233.6 million previously allocated to the Other Business Operations segment as of June 30, 2012 was reallocated to the PBM as of September 30, 2012.
(2)	Gross carrying amounts as of September 30, 2012 reflect the disposition of $12.0 million associated with CYC and impairment of $2.0 million associated with Europa Apotheek (“EAV”).
(3)	Gross carrying amounts as of September 30, 2012 reflect the disposition of $0.7 million associated with CYC, impairment of $18.0 million associated with Liberty, and impairment of $3.6 million associated with EAV.
(4)	Gross carrying amounts as of September 30, 2012 reflect the impairment of $5.0 million associated with Liberty and impairment of $5.9 million associated with EAV.

The aggregate amount of amortization expense of other intangible assets for our operations was $535.5 million and $55.3 million for the three months ended September 30, 2012 and 2011, respectively, and $1,121.7 million and $135.0 million for the nine months ended September 30, 2012 and 2011, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended September 30, 2012 and 2011 and $85.5 million for the nine months ended September 30, 2012 and 2011. The aggregate amount of amortization expense of other intangible assets for our operations is expected to be approximately $1,654.4 million for 2012, $2,082.5 million for 2013, $1,808.4 million for 2014, $1,785.3 million for 2015 and $1,766.4 million for 2016. These estimates may be revised once preliminary valuation procedures are completed for intangible assets acquired in connection with the Merger as discussed in Note 3 – Changes in business. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 2 to 20 years for customer-related intangibles, 10 years for trade name intangibles and 5 to 30 years for miscellaneous intangible assets.

A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2011	$5,405.2	$80.5	$5,485.7
Acquisitions(1)(2)	23,755.1	142.1	23,897.2
Dispositions(3)		(14.0)	(14.0)
Foreign currency translation	1.0	(2.4)	(1.4)

Balance at September 30, 2012	$29,161.3	$206.2	$29,367.5

(1)	Represents the acquisition of Medco in April 2012.
(2)	Goodwill associated with the Medco acquisition has been reallocated between the PBM and the Other Business Operations segments due to refinement of purchase price valuation assumptions. $1,233.6 million previously allocated to the Other Business Operations segment as of June 30, 2012 was reallocated to the PBM as of September 30, 2012.
(3)	Represents the write-off of $12.0 million of goodwill associated with CYC and the impairment of $2.0 million associated with Europa Apotheek (“EAV”).

During the third quarter of 2012, we determined that our Europa Apotheek line of business, which primarily provides mail-order pharmacy services in Germany, which is included within our Other Business Operations, was not core to our future operations and it was more likely than not that we would dispose of this business. The Company determined it was necessary to reassess carrying values of assets and liabilities in this business in the third quarter of 2012 based on a change in business environment related to an adverse court ruling by the German high court in August 2012 and the expected disposal. Based on the assessment, we recorded impairment charges associated with this line of business totaling $11.5 million to reflect the write-down of $2.0 million of goodwill and $9.5 million of intangible assets. These charges are included in the SG&A line item in the accompanying unaudited consolidated statement of operations for the three and nine months ended September 30, 2012. The write-down of intangible assets was comprised of customer relationships with a carrying value of $3.6 million, net of accumulated amortization of $1.4 million, and trade names with a carrying value of $5.9 million, net of accumulated amortization of $1.1 million.

Note 7—Earnings per share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012(1)	2011	2012(1)	2011
Weighted average number of common shares outstanding during the period—Basic EPS	812.9	487.2	702.4	506.1
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units, and executive deferred compensation units	16.7	3.6	16.5	4.2

Weighted average number of common shares outstanding during the period—Diluted EPS(2)	829.6	490.8	718.9	510.3

(1)	The increase in the weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 for Basic and Diluted EPS resulted primarily from the issuance of 318.0 million shares in connection with the Merger.
(2)	Excludes awards of 3.5 million and 4.6 million for the three months ended September 30, 2012 and 2011, respectively, and 5.9 million and 3.0 million for the nine months ended September 30, 2012 and 2011, respectively. These were excluded because their effect was anti-dilutive.

Note 8—Financing

The Company’s debt, net of unamortized discounts and premiums, consists of:

(in millions)	September 30, 2012	December 31, 2011
Short-term debt:
Other short-term loans payable	$40.0	$—

Long-term debt:
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	1,426.9	—
6.125% senior notes due 2013	306.9	—

	1,733.8	—
June 2009 Senior Notes
6.250% senior notes due 2014	998.4	997.8
7.250% senior notes due 2019	497.5	497.3
5.250% senior notes due 2012	—	999.9

	1,495.9	2,495.0
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	511.9	—
4.125% senior notes due 2020	507.8	—

	1,019.7	—
May 2011 Senior Notes
3.125% senior notes due 2016	1,495.5	1,494.6

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,249.7
4.750% senior notes due 2021	1,240.1	1,239.4
2.750% senior notes due 2014	899.3	899.0
6.125% senior notes due 2041	698.4	698.4

	4,087.5	4,086.5
February 2012 Senior Notes
2.650% senior notes due 2017	1,487.2	—
2.100% senior notes due 2015	996.1	—
3.900% senior notes due 2022	979.6	—

	3,462.9	—
Term facility due August 29, 2016 with an average interest rate of 2.2% at September 30, 2012	3,789.5	—

Other	0.1	0.2

Less: Current maturities of long-term debt	938.6	999.9

Total long-term debt	16,146.3	7,076.4

Total debt	$17,124.9	$8,076.3

BANK CREDIT FACILITIES

On August 29, 2011, ESI entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced our $750.0 million credit facility upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. As of September 30, 2012, no balance was outstanding under the new revolving facility. The Company makes quarterly principal payments on the term facility. As of September 30, 2012, $631.6 million of this facility is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the new credit agreement and new revolving facility.

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

FIVE-YEAR CREDIT FACILITY

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

ACCOUNTS RECEIVABLE FINANCING FACILITY

Upon consummation of the Merger, Express Scripts assumed a $600 million, 364-day renewable accounts receivable financing facility that was collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. On September 21, 2012, Express Scripts terminated the facility and repaid all amounts drawn down.

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

COVENANTS

Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations (other than the Merger with Medco). The covenants also include minimum interest coverage ratios and maximum leverage ratios. The 6.125% senior notes due 2013 and the 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At September 30, 2012, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).

Note 9—Income taxes

As a result of the Merger, we recognized additional income tax contingencies and unfavorable impacts to our effective tax rate. Our effective tax rate increased to 39.7% and 42.7% for the three and nine months ended September 30, 2012, respectively, as compared to 37.2% and 36.8% for the same periods in 2011 due to both recurring and nonrecurring events. The state apportionment and income tax filing positions of the combined organization has increased our recurring effective tax rate by approximately 1.9%. Certain charges, described below, decreased our effective tax rate for the three months ended September 30, 2012 by 0.2% and increased our effective tax rate for the nine months ended September 30, 2012 by 3.1%.

For the nine months ended September 30, 2012, we recorded a charge of $14.2 million resulting from the reversal of the deferred tax asset previously established for transaction-related costs that became nondeductible upon the consummation of the Merger. In addition, due to the adoption of common income tax return filing methods between ESI and Medco, we recorded a $23.6 million income tax contingency related to prior year income tax return filings. We also recorded a charge of $0.5 million related to the impairment of goodwill for EAV. Lastly, unrelated to the Merger, we recorded a charge of $5.2 million in the first quarter of 2012 due to changes in our unrecognized tax benefits.

As of September 30, 2012, our gross income tax contingencies increased to $368.5 million primarily due to the acquisition of Medco. A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	September 30, 2012
Balance at January 1, 2012	$32.3
Additions for tax positions related to prior years(1)	313.5
Reductions for tax positions related to prior years	(0.3)
Additions for tax positions related to the current year	26.2
Reductions as a result of a lapse of the applicable statute of limitations	(3.2)

Ending Balance	$368.5

(1)	Includes an aggregate $282.6 million of Medco income tax contingencies recorded through the allocation of Medco’s purchase price.

Included in our unrecognized tax benefits are $215.3 million of net uncertain tax positions that would impact our effective tax rate if recognized.

For the nine months ended September 30, 2012, we recorded $9.5 million of interest and penalties in our unaudited consolidated statement of operations and $41.3 million of interest and penalties recorded through the allocation of Medco’s purchase price resulting in a $54.4 million cumulative balance of accrued interest and penalties in our unaudited consolidated balance sheet. Interest was computed on the difference between the tax position recognized in accordance with accounting guidance and the amount previously taken or expected to be taken in our tax returns.

The Internal Revenue Service (“IRS”) is examining the consolidated 2008 and 2009 U.S. federal income tax returns for both ESI and Medco. In addition, during the third quarter, the IRS commenced an examination of Medco’s 2010 U.S. Federal income tax return. All of these audits are anticipated to be concluded in 2013. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2016.

Note 10—Common stock

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

Note 11—Stock-based compensation plans

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

Effective upon the closing of the Merger, the Company assumed the sponsorship of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, originally adopted by Medco, allowing Express Scripts to issue awards under this plan. As of September 30, 2012, 14.5 million shares are available under this plan. Under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, Medco granted, and Express Scripts may grant, stock options, restricted stock units, and other types of awards to employees and directors. Medco’s awards granted under the 2002 Stock Incentive Plan are subject to accelerated vesting upon change in control and termination.

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

A summary of the status of stock options and SSRs as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

(share data in millions)	Shares	Weighted- Average Exercise Price
ESI outstanding at January 1, 2012	13.7	$34.54
Medco outstanding converted at April 2, 2012	41.5	38.61
Granted	3.6	53.06
Exercised	(10.4)	29.90
Forfeited/Cancelled	(0.8)	48.72

Express Scripts outstanding at September 30, 2012	47.6	$40.26

Express Scripts exercisable at September 30, 2012	32.0	$36.03

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life of option	3-5 years	3-5 years	2-5 years	3-5 years
Risk-free interest rate	0.3%-0.6%	0.3%-2.1%	0.3%-0.9%	0.3%-2.2%
Expected volatility of stock	29%-38%	35%-39%	29%-38%	35%-39%
Expected dividend yield	None	None	None	None

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

At September 30, 2012, the weighted-average remaining contractual lives of stock options and SSRs outstanding and stock options and SSRs exercisable were 6.2 years and 5.6 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $1,064.8 million and $851.0 million, respectively.

The total grant date fair value of stock options and SSRs vested in 2012 was $164.7 million. Express Scripts expects the majority of outstanding non-vested options and SSRs to vest. The activity related to non-vested options is as follows:

(share data in millions)	Shares	Weighted- Average Exercise Price
ESI non-vested at January 1, 2012	5.8	$13.35
Medco non-vested converted at April 2, 2012	16.9	17.99
Granted	3.6	15.08
Vested	(10.0)	16.41
Forfeited	(0.7)	16.35

Express Scripts non-vested at September 30, 2012	15.6	$16.67

RESTRICTED STOCK UNITS AND PERFORMANCE SHARES

Express Scripts grants restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees. ESI’s restricted stock units granted under both the 2000 LTIP and the 2011 LTIP have a three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. Medco’s restricted stock units and performance shares granted under the 2002 Stock Incentive Plan generally vest over three years (director options vest in one year). During the first nine months of 2012, approximately 0.2 million additional performance shares were granted to certain officers for exceeding certain performance metrics.

A summary of the status of restricted stock and performance shares as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
ESI outstanding at January 1, 2012	1.3	$41.92
Medco outstanding converted at April 2, 2012	7.2	56.49
Granted	0.3	53.03
Other(1)	0.2	52.04
Released	(2.7)	50.14
Forfeited/Cancelled	(0.2)	53.97

Express Scripts outstanding at September 30, 2012	6.1	$54.24

Express Scripts vested and deferred at September 30, 2012	0.9	$56.49

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.

Summarized information related to non-vested restricted stock units held by Express Scripts’ employees and directors is as follows:

(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
ESI non-vested at January 1, 2012	1.3	$41.92
Medco non-vested converted at April 2, 2012	6.3	56.49
Granted	0.3	53.03
Other(1)	0.2	52.04
Vested	(2.7)	50.22
Forfeited	(0.2)	53.97

Express Scripts non-vested at September 30, 2012	5.2	$54.75

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.

We recognized stock-based compensation expense of $95.3 million and $10.9 million in the three months ended September 30, 2012 and 2011, respectively, and $341.6 million and $36.2 million in the nine months ended September 30, 2012 and 2011, respectively. The increases for the three months and nine months ended September, 2012 include stock-based compensation expense acceleration associated with the termination of certain Medco employees. Unamortized stock-based compensation as of September 30, 2012 was $107.7 million for stock options and SSRs and $125.8 million for restricted stock and performance shares.

Note 12—Pension and other post-retirement benefits

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

In January 2011, Medco amended its pension plans, freezing the benefit for all participants effective in the first quarter of 2011. After the plan freeze, participants did not accrue any benefits under the plans, and the plans have been closed to new entrants since February 28, 2011. For the three and nine months ended September 30, 2012, the net benefit for Express Scripts’ pension plans consisted of the following components:

(in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest cost	2.1	4.2
Expected return on plan assets	(4.1)	(8.2)

Net pension benefit	$(2.0)	$(4.0)

Medco’s unfunded postretirement healthcare benefit plan was discontinued for all active non-retirement eligible employees in January 2011. The elimination of the post-retirement healthcare benefit for all active nonretirement-eligible employees was accounted for as a curtailment of the plan. For the three and nine months ended September 30, 2012, the net cost for these post-retirement benefits consisted of interest cost of less than $0.1 million.

The Company paid $2.3 million and $4.6 million, respectively, for the three and nine months ended September 30, 2012. Contributions by the Company are calculated based upon actuarial assumptions. Under the current actuarial assumptions, there is no minimum contribution required for the 2011 or 2012 plan years.

Note 13—Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. The future minimum lease payments due under noncancellable operating leases are shown below:

(in millions)	Minimum Lease Payments
2012(1)	$24.0
2013	81.1
2014	65.5
2015	44.0
2016	34.7
Thereafter	62.5

$311.8

(1)	Represents remaining fourth quarter of 2012.

As of September 30, 2012, we have certain required future purchase commitments for prescription products, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to historical experience and current business plans. These future purchase commitments are summarized below:

(in millions)	Future Purchase Commitments
2012(1)	$176.5
2013	367.6
2014	357.0
2015	2.0
2016	1.1
Thereafter	1.1

$905.3

(1)	Represents remaining fourth quarter of 2012.

In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the nine months ending September 30, 2012 or 2011.

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

We previously disclosed an accrual of $30.0 million related to a client contractual dispute. The accrual was reflected as an offset to revenue in the consolidated statement of operations for the year ended December 31, 2011. This dispute has since been resolved and the impact of the resolution is not material.

Note 14—Segment information

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

The Other Business Operations segment currently engages in the following services for which it collects revenues and incurs expenses:

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

As described in Note 4—Dispositions, it was determined that our CYC line of business was immaterial to both consolidated and segment results of operations, and we have therefore not presented these results separately for the current or prior period.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three and nine months ended September 30, 2012 and 2011.

(in millions)	PBM	Other Business Operations	Total
For the three months ended September 30, 2012
Product revenues:
Network revenues(1)	$16,341.9	$—	$16,341.9
Home delivery and specialty revenues(2)	9,580.4	—	9,580.4
Other revenues	—	727.6	727.6
Service revenues	233.7	115.8	349.5

Total revenues	26,156.0	843.4	26,999.4
Depreciation and amortization expense	599.9	21.9	621.8
Operating income (loss)	830.1	(31.6)	798.5
Undistributed gain from joint venture			5.1
Interest income			1.4
Interest expense and other			(155.9)

Income before income taxes			649.1
Capital expenditures	34.3	5.2	39.5

For the three months ended September 30, 2011
Product revenues:
Network revenues(1)	$7,491.0	$—	$7,491.0
Home delivery and specialty revenues(2)	3,678.4	—	3,678.4
Other revenues	—	330.6	330.6
Service revenues	65.8	5.2	71.0

Total revenues	11,235.2	335.8	11,571.0
Depreciation and amortization expense	59.2	2.1	61.3
Operating income	602.9	2.2	605.1
Interest income			5.9
Interest expense and other			(94.3)

Income before income taxes			516.7
Capital expenditures	42.5	1.5	44.0

For the nine months ended September 30, 2012
Product revenues:
Network revenues(1)	$40,860.5	$—	$40,860.5
Home delivery and specialty revenues(2)	23,352.7	—	23,352.7
Other revenues	—	1,807.0	1,807.0
Service revenues	563.6	240.7	804.3

Total revenues	64,776.8	2,047.7	66,824.5
Depreciation and amortization expense	1,245.1	46.9	1,292.0
Operating income (loss)	1,893.1	(34.4)	1,858.7
Undistributed gain from joint venture			9.4
Interest income			6.0
Interest expense and other			(463.1)

Income before income taxes			1,411.0
Capital expenditures	93.6	12.4	106.0

(in millions)	PBM	Other Business Operations	Total
For the nine months ended September 30, 2011
Product revenues:
Network revenues(1)	$22,138.1	$—	$22,138.1
Home delivery and specialty revenues(2)	10,715.6	—	10,715.6
Other revenues	—	952.2	952.2
Service revenues	205.2	15.8	221.0

Total revenues	33,058.9	968.0	34,026.9
Depreciation and amortization expense	181.2	6.3	187.5
Operating income	1,727.5	9.3	1,736.8
Interest income			7.8
Interest expense and other			(184.3)

Income before income taxes			1,560.3
Capital expenditures	94.8	3.3	98.1

(1)	Includes retail pharmacy co-payments of $3,348.9 million and $1,390.4 million for the three months ended September 30, 2012 and 2011, respectively, and $8,364.6 million and $4,374.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.

The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	Other Business Operations	Total
Total Assets
As of September 30, 2012	$54,461.0	$2,846.7	$57,307.7

As of December 31, 2011	$15,131.9	$475.1	$15,607.0

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain fertility and specialty drugs. Other Business Operations product revenues currently consist of specialty distribution activities, the dispensing of prescription drugs for home delivery in Germany, and diabetes prescriptions and testing supplies. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. Other Business Operations service revenues include revenues from international retail network pharmacy management healthcare card administration.

The top five clients in the aggregate represent 38.2% and 39.6% of our consolidated revenue for the three and nine months ended September 30, 2012, respectively. None of these clients on an individual basis exceed 12% of consolidated revenues for the three months ended September 30, 2012 and 15% for the nine months ended September 30, 2012.

Revenues earned by our international businesses totaled $170.8 million and $15.9 million for the three months ended September 30, 2012 and 2011, respectively, and $357.3 million and $46.7 million for the nine months ended September 30, 2012 and 2011, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $81.6 million and $26.8 million as of September 30, 2012 and December 31, 2011, respectively. All other long-lived assets are domiciled in the United States.

Note 15—Condensed consolidating financial information

The senior notes issued by the Company, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations, or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems. The following presentation reflects the structure that exists as of the most recent balance sheet date and also includes certain retrospective immaterial revisions (discussed and presented in further detail below). The condensed consolidating financial information is presented separately for:

(i)	Express Scripts (the Parent Company), the issuer of certain guaranteed obligations;

(ii)	ESI, guarantor, and also the issuer of additional guaranteed obligations;

(iii)	Medco, guarantor, and also the issuer of additional guaranteed obligations;

(iv)	Guarantor subsidiaries, on a combined basis (but excluding ESI and Medco), as specified in the indentures related to Express Scripts’, ESI’s and Medco’s obligations under the notes;

(v)	Non-guarantor subsidiaries, on a combined basis;

(vi)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, ESI, Medco, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vii)	Express Scripts and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2012
Cash and cash equivalents	$—	$974.9	$1.8	$45.9	$225.8	$—	$1,248.4
Restricted cash and investments	—	—	—	33.0	14.3	—	47.3
Receivables, net	—	1,015.4	2,797.4	1,496.7	410.8	—	5,720.3
Other current assets	—	76.2	563.0	1,720.8	56.5	—	2,416.5

Total current assets	—	2,066.5	3,362.2	3,296.4	707.4	—	9,432.5

Property and equipment, net	—	285.7	—	1,391.5	33.0	—	1,710.2
Investments in subsidiaries	33,616.3	7,477.1	5,155.0	—	—	(46,248.4)	—
Intercompany	472.3	—	—	6,876.5	11.0	(7,359.8)	—
Goodwill	—	2,921.4	22,411.5	3,986.5	48.1	—	29,367.5
Other intangible assets, net	77.6	1,144.8	13,029.2	2,433.0	51.3	—	16,735.9
Other assets	—	29.6	18.2	3.7	10.1	—	61.6

Total assets	$34,166.2	$13,925.1	$43,976.1	$17,987.6	$860.9	$(53,608.2)	$57,307.7

Claims and rebates payable	$—	$2,569.7	$4,140.3	$—	$—	$—	$6,710.0
Accounts payable	—	377.9	—	1,667.3	94.2	—	2,139.4
Accrued expenses	81.3	102.5	283.6	1,346.4	151.1	—	1,964.9
Short term loan payable	—	—	—	—	40.0	—	40.0
Current maturities of long-term debt	631.6	—	307.0	—	—	—	938.6

Total current liabilities	712.9	3,050.1	4,730.9	3,013.7	285.3	—	11,792.9

Long-term debt	10,708.4	2,991.3	2,446.6	—	—	—	16,146.3
Intercompany	—	6,936.0	8.7	—	415.1	(7,359.8)	—
Other liabilities	—	79.3	5,638.0	867.6	38.7	—	6,623.6
Stockholders’ equity	22,744.9	868.4	31,151.9	14,106.3	121.8	(46,248.4)	22,744.9

Total liabilities and stockholders’ equity	$34,166.2	$13,925.1	$43,976.1	$17,987.6	$860.9	$(53,608.2)	$57,307.7

As of December 31, 2011
Cash and cash equivalents	$—	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1
Restricted cash and investments	—	—	—	13.1	4.7	—	17.8
Receivables, net	—	1,289.4	—	592.3	34.0	—	1,915.7
Other current assets	—	33.8	—	453.1	17.5	—	504.4

Total current assets	—	6,845.4	—	1,063.9	148.7	—	8,058.0

Property and equipment, net	—	293.0	—	105.2	18.0	—	416.2
Investments in subsidiaries	542.6	6,812.6	—	—	—	(7,355.2)	—
Intercompany	5,988.4	—	—	3,953.8	—	(9,942.2)	—
Goodwill	—	2,921.4	—	2,538.8	25.5	—	5,485.7
Other intangible assets, net	29.2	1,331.4	—	256.8	3.5	—	1,620.9
Other assets	—	22.1	—	2.5	1.6	—	26.2

Total assets	$6,560.2	$18,225.9	$—	$7,921.0	$197.3	$(17,297.4)	$15,607.0

Claims and rebates payable	$—	$2,873.5	$—	$0.6	$—	$—	$2,874.1
Accounts payable	—	686.6	—	238.4	3.1	—	928.1
Accrued expenses	—	256.5	—	362.5	37.0	—	656.0
Short term loan payable	—	—	—	—	—	—	—
Current maturities of long-term debt	—	999.9	—	—	—	—	999.9

Total current liabilities	—	4,816.5	—	601.5	40.1	—	5,458.1

Long-term debt	4,086.5	2,989.9	—	—	—	—	7,076.4
Intercompany	—	9,830.2	—	—	112.0	(9,942.2)	—
Other liabilities	—	46.7	—	546.4	5.7	—	598.8
Stockholders’ equity	2,473.7	542.6	—	6,773.1	39.5	(7,355.2)	2,473.7

Total liabilities and stockholders’ equity	$6,560.2	$18,225.9	$—	$7,921.0	$197.3	$(17,297.4)	$15,607.0

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2012
Revenues	$—	$7,282.3	$14,137.2	$5,870.2	$123.7	$(414.0)	$26,999.4
Operating expenses	—	6,957.5	13,951.0	5,610.2	96.2	(414.0)	26,200.9

Operating income (loss)	—	324.8	186.2	260.0	27.5	—	798.5
Undistributed gain from joint venture	—	2.5	2.6	—	—	—	5.1
Interest (expense) income, net	(95.5)	(33.3)	(18.0)	(3.3)	(4.4)	—	(154.5)

Income (loss) before income taxes	(95.5)	294.0	170.8	256.7	23.1	—	649.1
Provision (benefit) for income taxes	(41.4)	114.1	65.4	110.4	9.2	—	257.7

Net income (loss) from continuing operations	(54.1)	179.9	105.4	146.3	13.9	—	391.4
Equity in earnings of subsidiaries	445.5	183.3	(23.1)	—	—	(605.7)	—

Net income (loss)	391.4	363.2	82.3	146.3	13.9	(605.7)	391.4

Other comprehensive income (loss), net of tax	8.5	3.8	4.7	—	8.5	(17.0)	8.5

Comprehensive income	$399.9	$367.0	$87.0	$146.3	$22.4	$(622.7)	$399.9

For the three months ended September 30, 2011
Revenues	$—	$7,306.1	$—	$4,218.3	$46.6	$—	$11,571.0
Operating expenses	—	6,907.0	—	4,025.8	33.1	—	10,965.9

Operating income (loss)	—	399.1	—	192.5	13.5	—	605.1
Interest expense, net	—	(87.1)	—	(1.4)	0.1	—	(88.4)

Income (loss) before income taxes	—	312.0	—	191.1	13.6	—	516.7
Provision for income taxes	—	117.3	—	74.2	0.5	—	192.0

Net income (loss) from continuing operations	—	194.7	—	116.9	13.1	—	324.7
Equity in earnings of subsidiaries	324.7	130.0	—	—	—	(454.7)	—

Net income (loss)	324.7	324.7	—	116.9	13.1	(454.7)	324.7

Other comprehensive income (loss), net of tax	(5.1)	(5.1)		—	(5.1)	10.2	(5.1)

Comprehensive income	$319.6	$319.6	$—	$116.9	$8.0	$(444.5)	$319.6

For the nine months ended September 30, 2012
Revenues	$—	$22,360.3	$28,642.1	$16,379.7	$407.7	$(965.3)	$66,824.5
Operating expenses	—	21,395.6	28,582.8	15,654.8	297.9	(965.3)	64,965.8

Operating income (loss)	—	964.7	59.3	724.9	109.8	—	1,858.7
Undistributed gain from joint venture	—	4.7	4.7	—	—	—	9.4
Interest expense, net	(251.4)	(153.0)	(40.2)	(3.3)	(9.2)	—	(457.1)

Income (loss) before income taxes	(251.4)	816.4	23.8	721.6	100.6	—	1,411.0
Provision (benefit) for income taxes	(97.6)	364.2	9.1	307.9	18.6	—	602.2

Net income (loss) from continuing operations	(153.8)	452.2	14.7	413.7	82.0	—	808.8
Equity in earnings of subsidiaries	962.6	463.4	32.3	—	—	(1,458.3)	—

Net income (loss)	808.8	915.6	47.0	413.7	82.0	(1,458.3)	808.8

Other comprehensive income (loss), net of tax	(0.4)	3.1	(3.5)	—	(0.4)	0.8	(0.4)

Comprehensive income	$808.4	$918.7	$43.5	$413.7	$81.6	$(1,457.5)	$808.4

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2011
Revenues	$—	$21,718.3	$—	$12,199.7	$108.9	$—	$34,026.9
Operating expenses	—	20,452.8	—	11,744.6	92.7	—	32,290.1

Operating income (loss)	—	1,265.5	—	455.1	16.2	—	1,736.8
Interest (expense) income, net	—	(172.5)	—	(4.4)	0.4	—	(176.5)

Income (loss) before income taxes	—	1,093.0	—	450.7	16.6	—	1,560.3
Provision for income taxes	—	400.8	—	170.2	3.9	—	574.9

Net income (loss) from continuing operations	—	692.2	—	280.5	12.7	—	985.4
Equity in earnings of subsidiaries	985.4	293.2	—	—	—	(1,278.6)	—

Net income (loss)	985.4	985.4	—	280.5	12.7	(1,278.6)	985.4

Other comprehensive income (loss), net of tax	(4.2)	(4.2)	—	—	(4.2)	8.4	(4.2)

Comprehensive income	$981.2	$981.2	$—	$280.5	$8.5	$(1,270.2)	$981.2

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the nine months ended September 30, 2012
Net cash flows provided by (used in) operating activities	$(63.3)	$549.4	$1,535.0	$205.2	$(176.9)	$2,049.4

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,283.6)	—	—	—	—	(10,283.6)
Purchase of property and equipment	—	(50.4)	—	(51.5)	(4.1)	(106.0)
Proceeds from sale of business	—	31.5	—	—	—	31.5
Other	—	(3.9)	—	—	(12.3)	(16.2)

Net cash used in investing activities	(10,283.6)	(22.8)	—	(51.5)	(16.4)	(10,374.3)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,458.9	—	—	—	—	7,458.9
Repayment of long term debt	(210.5)	(1,000.1)	(1,500.0)	—	—	(2,710.6)
Proceeds (repayment) of revolving credit line, net	—	—	(1,000.0)	—	—	(1,000.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	600.0
Repayment of accounts receivable financing facility	—	—	—	—	(601.3)	(601.3)
Excess tax benefit relating to employee stock compensation	—	29.0	1.4	—	—	30.4
Net proceeds from employee stock plans	245.7	—	30.8	—	—	276.5
Deferred financing fees	(52.4)	(50.8)	—	—	—	(103.2)
Treasury stock acquired	—	—	—	—	—	—
Net transactions with parent	2,905.2	(4,052.0)	934.6	(113.2)	325.4	—

Net cash provided by (used in) financing activities	10,346.9	(5,073.9)	(1,533.2)	(113.2)	324.1	3,950.7

Effect of foreign currency translation adjustment	—	—	—	—	2.5	2.5

Net increase (decrease) in cash and cash equivalents	—	(4,547.3)	1.8	40.5	133.3	(4,371.7)
Cash and cash equivalents at beginning of period	—	5,522.2	—	5.4	92.5	5,620.1

Cash and cash equivalents at end of period	$—	$974.9	$1.8	$45.9	$225.8	$1,248.4

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the nine months ended September 30, 2011
Net cash flows provided by (used in) operating activities	$—	$1,084.0	$—	$552.3	$23.6	$1,659.9

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Purchase of property and equipment	—	(81.9)	—	(11.5)	(4.7)	(98.1)
Other	—	—	—	(1.7)	10.2	8.5

Net cash used in investing activities	—	(81.9)	—	(13.2)	5.5	(89.6)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	—	1,494.0	—	—	—	1,494.0
Repayment of long term debt	—	(0.1)	—	—	—	(0.1)
Proceeds (repayment) of revolving credit line, net	—	—	—	—	—	—
Proceeds from accounts receivable financing facility	—	—	—	—	—	—
Repayment of accounts receivable financing facility	—	—	—	—	—	—
Excess tax benefit relating to employee stock compensation	—	27.3	—	—	—	27.3
Net proceeds from employee stock plans	—	28.9	—	—	—	28.9
Deferred financing fees	—	(62.7)	—	—	—	(62.7)
Treasury stock acquired	—	(2,515.7)	—	—	—	(2,515.7)
Net transactions with parent	—	554.8	—	(542.6)	(12.2)	—

Net cash provided by (used in) financing activities	—	(766.7)	—	(542.6)	(12.2)	(1,028.3)

Effect of foreign currency translation adjustment	—	—	—	—	(3.1)	(3.1)

Net (decrease) increase in cash and cash equivalents	—	528.6	—	(3.5)	13.8	538.9
Cash and cash equivalents at beginning of period	—	456.7	—	9.0	58.0	523.7

Cash and cash equivalents at end of period	$—	$985.3	$—	$5.5	$71.8	$1,062.6

REVISION OF PRIOR PERIOD FINANCIAL INFORMATION

While preparing financial statements for the nine months ended September 30, 2012, the Company identified certain immaterial errors in the presentation and allocation of certain line items in the previously reported condensed consolidating financial information between the Express Scripts column, the ESI column, the Medco column, the Guarantor column and the Non-Guarantor column. In accordance with Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected and, therefore, amendment of previously filed reports with the SEC was not required. However, the Company is filing herein the revised condensed consolidating financial information for the years ended December 31, 2011, 2010 and 2009, and for the quarters ended March 31, 2012 and 2011 and June 30, 2012 and 2011, to correct all such immaterial errors. Because ESI was the Company’s predecessor for financial reporting purposes before the acquisition of Medco, the condensed consolidating financial information for the years ended December 31, 2011, 2010 and 2009, and for the quarter ended March 31, 2012 represents the results of ESI and its subsidiaries.

The errors were specific to presentation within our condensed consolidating financial information and had no impact on consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

Set forth below is a list of the revisions to the condensed consolidating financial information including the condensed consolidating balance sheet, the condensed consolidating statement of operations and the condensed consolidating statement of cash flows. The revised condensed consolidating statement of cash flows for the nine month period ending September 30, 2011 has been included in the Company’s condensed consolidating financial information presented above. The revised condensed consolidating financial information has been revised to correct for certain immaterial errors in the presentation and allocation of certain line items (as discussed above).

(i)	With respect to the condensed consolidating balance sheet as of March 31, 2012 and December 31, 2011, amounts related to accumulated deficits in the amount of $50.7 million and $14. 7 million, respectively, recorded in the Express Scripts Holding Co. column were not reflected in stockholders’ equity in the condensed consolidating balance sheet. The error resulted in an understatement of the accumulated deficit in the Express Scripts Holding Co. column. The Company retroactively adjusted the condensed consolidating balance sheet to reflect Express Scripts Holding Co. as the Parent Company effective with the Merger and reorganization of the Company during the quarter ended June 30, 2012.

(ii)	With respect to the condensed consolidating statement of operations for the three and six months ended June 30, 2012, amounts related to certain intercompany revenues and operating expenses were not recorded on a gross basis within the respective columns and certain operating expenses were not appropriately allocated to the respective column. The impact of the revision is to increase revenue in the amount of $20.5 million in the Medco column, $799.3 million in the Guarantors column offset by decreases of $268.5 million in the Non-Guarantors column and $551.3 million in the Eliminations column. The impact of the revision is to increase operating expense by $192.5 million in the Medco column, $606.8 million in the Guarantors column offset by decreases of $248.0 million in the Non-Guarantors column and $551.3 million in the Eliminations column. The impact of the revision also resulted in an increase of $97.1 million to equity in earnings of subsidiaries in the Medco column offset in the Elimination column.

(iii)	As described within Note 1 — Transaction Expense Adjustment, the condensed consolidating statement of operations for the three and six months ended June 30, 2012, also reflect the revision to increase operating expenses in the amount of $36.4 million, decrease the provision for taxes by $15.1 million and decreased net income by $21.3 million.

(iv)	With respect to the condensed consolidating statement of cash flows for the three month periods ended March 31, 2011 and March 31, 2012, the six month period ended June 30, 2011, the nine month period ended September 30, 2011 and the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009, amounts related to the equity in earnings of subsidiaries and transactions with parent were not appropriately classified within the ESI column. The impact of the revision is to decrease cash inflows from operating activities (and increase cash inflows from financing activities) with corresponding adjustment of the eliminations column as follows (note that the impact to the nine months ended September 30, 2011 was $293.2 million):

(in millions)	Express Scripts, Inc.	Eliminations
For the years ended:

December 31, 2011	$(420.5)	$420.5
December 31, 2010	(381.9)	381.9
December 31, 2009	(312.2)	312.2

For the:
Six months ended June 30, 2011	(163.2)	163.2
Three months ended March 31, 2012	(99.7)	99.7
Three months ended March 31, 2011	(64.0)	64.0

(v)	With respect to the condensed consolidating statement of cash flows for the fiscal year ended December 31, 2009, amounts in cash flows from investing activities related to acquisitions, net of cash acquired were incorrectly grossed up and not entirely recorded in the correct column. The impact of the revision is to adjust acquisitions, net of cash acquired to decrease the Guarantor column by $465.9 million and the Eliminations column by $4,675.0 million and increase the ESI column by $4,209.1 million. The impact of the revision decreases cash flows from investing activities by $465.9 million in the Guarantor column with an offsetting increase to cash flows from financing activities within that column.

(vi)	With respect to condensed consolidating statement of cash flows for the six month period ended June 30, 2012, amounts related to the tax benefit of employee stock based compensation within the cash flows from financing activities were not recorded in the correct column. The impact of the revision is to adjust the tax benefit of employee stock based compensation in the amount of $15.6 million, from the Express Scripts Holding Co. column with an increase of $20.1 million in the ESI column and decrease of $4.5 million in the Guarantors column.

(vii)	With respect to the condensed consolidating statement of cash flows for the six month period ended June 30, 2012, amounts related to net income within the cash flows from operating activities were not recorded in the correct column. The impact of the revision is to adjust cash flows from operating activities to increase the Medco column by $148.6 million and decrease the Guarantors by the same amount, with offsetting amounts to cash flows from financing activities.

Revised Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2012
Revenues	$—	$7,515.6	$14,504.9	$6,024.9	$198.4	$(551.3)	$27,692.5
Operating expenses	—	7,218.4	14,631.8	5,752.0	145.9	(551.3)	27,196.8

Operating income (loss)	—	297.2	(126.9)	272.9	52.5	—	495.7
Undistributed gain from joint venture	—	2.2	2.1	—	—	—	4.3
Interest (expense) income, net	(96.1)	(51.5)	(22.2)	1.1	(4.2)	—	(172.9)

Income (loss) before income taxes	(96.1)	247.9	(147.0)	274.0	48.3	—	327.1
Provision (benefit) for income taxes	(33.0)	143.7	(56.3)	117.0	6.1	—	177.5

Net income (loss) from continuing operations	(63.1)	104.2	(90.7)	157.0	42.2	—	149.6
Equity in earnings of subsidiaries	212.7	143.8	55.4	—	—	(411.9)	—

Net income (loss)	149.6	248.0	(35.3)	157.0	42.2	(411.9)	149. 6

Other comprehensive income (loss), net of tax	(10.5)	(2.3)	(8.2)	—	(10.5)	21.0	(10.5)

Comprehensive income	$139.1	$245.7	$(43.5)	$157.0	$31.7	$(390.9)	$139.1

For the six months ended June 30, 2012
Revenues	$—	$15,078.0	$14,504.9	$10,509.5	$284.0	$(551.3)	$39,825.1
Operating expenses	—	14,438.1	14,631.8	10,044.6	201.7	(551.3)	38,764.9

Operating income (loss)	—	639.9	(126.9)	464.9	82.3	—	1,060.2
Undistributed gain from joint venture	—	2.2	2.1	—	—	—	4.3
Interest expense, net	(155.9)	(119.7)	(22.2)	—	(4.8)	—	(302.6)

Income (loss) before income taxes	(155.9)	522.4	(147.0)	464.9	77.5	—	761.9
Provision (benefit) for income taxes	(56.2)	250.1	(56.3)	197.5	9.4	—	344.5

Net income (loss) from continuing operations	(99.7)	272.3	(90.7)	267.4	68.1	—	417.4
Equity in earnings of subsidiaries	517.1	280.1	55.4	—	—	(852.6)	—

Net income (loss)	417.4	552.4	(35.3)	267.4	68.1	(852.6)	417.4

Other comprehensive income (loss), net of tax	(8.9)	(0.7)	(8.2)	—	(8.9)	17.8	(8.9)

Comprehensive income	$408.5	$551.7	$(43.5)	$267.4	$59.2	$(834.8)	$408.5

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2012
Net cash flows provided by (used in) operating activities	$(31.9)	$361.5	$662.9	$64.6	$199.1	$—	$1,256.2

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,283.6)	—	—	—	—	—	(10,283.6)
Purchase of property and equipment	—	(29.9)	—	(31.9)	(4.8)	—	(66.6)
Other	—	—	—	(0.2)	(11.0)	—	(11.2)

Net cash used in investing activities	(10,283.6)	(29.9)	—	(32.1)	(15.8)	—	(10,361.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,353.6	—	—	—	—	—	7,353.6
Repayment of long term debt	—	(1,000.1)	(1,500.0)	—	—	—	(2,500.1)
Proceeds (repayment) of revolving credit line, net	400.0	—	(1,000.0)	—	—	—	(600.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	—	600.0
Repayment of accounts receivable financing facility	—	—	—	—	(1.7)	—	(1.7)
Excess tax benefit relating to employee stock compensation	—	20.1	—	(4.5)	—	—	15.6
Net proceeds from employee stock plans	110.3	—	30.8	—	—	—	141.1
Deferred financing fees	(52.4)	(50.8)	—	—	—	—	(103.2)
Treasury stock acquired	—	—	—	—	—	—	—
Net transactions with parent	2,504.0	(3,835.2)	1,806.3	26.0	(501.1)	—	—

Net cash provided by (used in) financing activities	10,315.5	(4,866.0)	(662.9)	21.5	97.2	—	4,905.3
Effect of foreign currency translation adjustment	—	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	(4,534.4)	—	54.0	280.3	—	(4,200.1)
Cash and cash equivalents at beginning of period	—	5,522.2	—	5.4	92.5	—	5,620.1

Cash and cash equivalents at end of period	$—	$987.8	$—	$59.4	$372.8	$—	$1,420.0

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2011
Net cash flows provided by (used in) operating activities	$—	$410.0	$—	$295.6	$(2.5)	$—	$703.1

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	—	—	—	—	—
Purchase of property and equipment	—	(46.2)	—	(4.1)	(3.8)	—	(54.1)
Other	—	—	—	2.1	0.3	—	2.4

Net cash used in investing activities	—	(46.2)	—	(2.0)	(3.5)	—	(51.7)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	—	1,494.0	—	—	—	—	1,494.0
Repayment of long term debt	—	(0.1)	—	—	—	—	(0.1)
Proceeds (repayment) of revolving credit line, net	—	100.0	—	—	—	—	100.0
Proceeds from accounts receivable financing facility	—	—	—	—	—	—	—
Repayment of accounts receivable financing facility	—	—	—	—	—	—	—
Excess tax benefit relating to employee stock compensation	—	25.9	—	—	—	—	25.9
Net proceeds from employee stock plans	—	23.1	—	—	—	—	23.1
Deferred financing fees	—	(10.9)	—	—	—	—	(10.9)
Treasury stock acquired	—	(2,515.7)	—	—	—	—	(2,515.7)
Net transactions with parent	—	261.9	—	(299.4)	37.5	—	—

Net cash provided by (used in) financing activities	—	(621.8)	—	(299.4)	37.5	—	(883.7)

Effect of foreign currency translation adjustment	—	—	—	—	(0.4)	—	(0.4)

Net (decrease) increase in cash and cash equivalents	—	(258.0)	—	(5.8)	31.1	—	(232.7)
Cash and cash equivalents at beginning of period	—	456.7	—	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$—	$198.7	$—	$3.2	$89.1	$—	$291.0

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Express Scripts Holding Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2012
Net cash flows provided by (used in) operating activities	$136.6	$(34.8)	$364.5	$63.8	$—	$530.1

Cash flows from investing activities:
Purchase of property and equipment	(14.0)	—	(2.9)	(1.8)	—	(18.7)
Other	—	—	1.9	(12.2)	—	(10.3)

Net cash used in investing activities	(14.0)	—	(1.0)	(14.0)	—	(29.0)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	—	3,458.9	—	—	—	3,458.9
Deferred financing fees	—	(19.8)	—	—	—	(19.8)
Tax benefit relating to employee stock compensation	13.9	—	—	—	—	13.9
Net proceeds from employee stock plans	2.1	—	—	—	—	2.1
Net transactions with parent	3,806.6	(3,404.3)	(364.2)	(38.1)	—	—

Net cash provided by (used in) financing activities	3,822.6	34.8	(364.2)	(38.1)	—	3,455.1

Effect of foreign currency translation adjustment	—	—	—	1.4	—	1.4

Net increase (decrease) in cash and cash equivalents	3,945.2	—	(0.7)	13.1	—	3,957.6
Cash and cash equivalents at beginning of period	5,522.2	—	5.4	92.5	—	5,620.1

Cash and cash equivalents at end of period	$9,467.4	$—	$4.7	$105.6	$—	$9,577.7

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2011
Net cash flows provided by (used in) operating activities	$35.8	$218.0	$(9.4)	$—	$244.4

Cash flows from investing activities:
Purchase of property and equipment	(15.2)	(2.4)	(1.9)	—	(19.5)
Other	—	1.4	0.3	—	1.7

Net cash used in investing activities	(15.2)	(1.0)	(1.6)	—	(17.8)

Cash flows from financing activities:
Tax benefit relating to employee stock compensation	13.0	—	—	—	13.0
Net proceeds from employee stock plans	2.6	—	—	—	2.6
Net transactions with parent	194.8	(216.9)	22.1	—	—

Net cash provided by (used in) financing activities	210.4	(216.9)	22.1	—	15.6

Effect of foreign currency translation adjustment	—	—	0.2	—	0.2

Net increase in cash and cash equivalents	231.0	0.1	11.3	—	242.4
Cash and cash equivalents at beginning of period	456.7	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$687.7	$9.1	$69.3	$—	$766.1

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Aristotle Holding, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2011
Net cash flows provided by (used in) operating activities	$1,426.4	$(14.1)	$753.1	$26.6	$—	$2,192.0

Cash flows from investing activities:
Purchase of property and equipment	(124.9)	—	(13.4)	(6.1)	—	(144.4)
Other	(1.0)	—	1.3	20.2	—	20.5

Net cash (used in) provided by investing activities	(125.9)	—	(12.1)	14.1	—	(123.9)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	1,494.0	4,086.3	—	—	—	5,580.3
Treasury stock acquired	(2,515.7)	—	—	—	—	(2,515.7)
Deferred financing fees	(62.4)	(29.2)	—	—	—	(91.6)
Net proceeds from employee stock plans	32.2	—	—	—	—	32.2
Tax benefit relating to employee stock-based compensation	28.3	—	—	—	—	28.3
Repayment of long-term debt	(0.1)	—	—	—	—	(0.1)
Other	(2.9)	—	—	—	—	(2.9)
Net transactions with parent	4,791.6	(4,043.0)	(744.6)	(4.0)	—	—

Net cash provided by (used in) financing activities	3,765.0	14.1	(744.6)	(4.0)	—	3,030.5

Effect of foreign currency translation adjustment	—	—	—	(2.2)	—	(2.2)

Net increase (decrease) in cash and cash equivalents	5,065.5	—	(3.6)	34.5	—	5,096.4
Cash and cash equivalents at beginning of year	456.7	—	9.0	58.0	—	523.7

Cash and cash equivalents at end of year	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2010
Net cash flows provided by (used in) operating activities	$1,327.4	$773.2	$16.8	$—	$2,117.4

Cash flows from investing activities:
Purchase of property and equipment	(53.1)	(61.3)	(5.5)	—	(119.9)
Purchase of short-term investments	—	—	(38.0)	—	(38.0)
Other	17.6	(4.3)	(0.5)	—	12.8

Net cash used in investing activities – continuing operations	(35.5)	(65.6)	(44.0)	—	(145.1)
Net cash used in investing activities – discontinued operations	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(35.5)	(65.6)	(44.8)	—	(145.9)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	—	—	—	(1,340.1)
Treasury stock acquired	(1,276.2)	—	—	—	(1,276.2)
Tax benefit relating to employee stock- based compensation	58.9	—	—	—	58.9
Net proceeds from employee stock plans	35.3	—	—	—	35.3
Deferred financing fees	(3.9)	—	—	—	(3.9)
Other	3.0	—	—	—	3.0
Net transactions with parent	682.8	(708.6)	25.8	—	—

Net cash (used in) provided by financing activities	(1,840.2)	(708.6)	25.8	—	(2,523.0)

Effect of foreign currency translation adjustment	—	—	4.8	—	4.8

Net (decrease) increase in cash and cash equivalents	(548.3)	(1.0)	2.6	—	(546.7)
Cash and cash equivalents at beginning of year	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of year	$456.7	$9.0	$58.0	$—	$523.7

Revised Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2009
Net cash flows provided by (used in) operating activities	$1,372.7	$385.2	$13.6	$—	$1,771.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,672.6)	—	—	—	(4,672.6)
Purchase of short-term investments	(1,201.4)	—	—	—	(1,201.4)
Sale of short-term investments	1,198.9	—	—	—	1,198.9
Purchase of property and equipment	(116.6)	(22.6)	(8.3)	—	(147.5)
Other	6.4	(2.7)	(1.6)	—	2.1

Net cash (used in) provided by investing activities—continuing operations	(4,785.3)	(25.3)	(9.9)	—	(4,820.5)
Net cash used in investing activities—discontinued operations	—	—	(1.9)	—	(1.9)

Net cash (used in) provided by investing activities	(4,785.3)	(25.3)	(11.8)	—	(4,822.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Repayment of long-term debt	(420.1)	—	—	—	(420.1)
Deferred financing fees	(79.5)	—	—	—	(79.5)
Tax benefit relating to employee stock-based compensation	13.4	—	—	—	13.4
Net proceeds from employee stock plans	12.5	—	—	—	12.5
Net transactions with parent	342.5	(358.8)	16.3	—	—

Net cash provided by (used in) financing activities	3,929.5	(358.8)	16.3	—	3,587.0

Effect of foreign currency translation adjustment	—	—	3.6	—	3.6

Net increase in cash and cash equivalents	516.9	1.1	21.7	—	539.7
Cash and cash equivalents at beginning of year	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of year	$1,005.0	$10.0	$55.4	$—	$1,070.4

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

•

changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources in order to comply

•

unfavorable or uncertain economic conditions, including high rates of unemployment, diminished health care benefits, lower levels of consumer expenditures on health care related expenses, increased client demands with respect to pricing or service levels and disruptions in the credit markets

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

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our domestic and Canadian PBM segment and our Other Business Operations segment. Through our Other Business Operations segment, we currently provide distribution of pharmaceuticals and medical supplies to providers and clinics, international retail network pharmacy management, home delivery pharmacy services in Germany, scientific evidence to guide the safe, effective and affordable use of medicines, and diabetes prescriptions and testing supplies. Our PBM segment includes ESI’s and Medco’s integrated PBM operations in the United States and ESI’s PBM operations in Canada. Our Other Business Operations segment currently includes our other international operations, our Specialty Distribution lines of business, and other service operations. Historical segment information has been retrospectively adjusted to reflect the effect of these changes.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.7% and 99.4% of revenues for the three months ended September 30, 2012 and 2011, respectively, and 98.8% and 99.4% of revenues for the nine months ended September 30, 2012 and 2011, respectively.

In addition, as a result of the Merger, we are assessing our strategic options for many of our businesses included in our Other Business Operations segment for ultimate disposition. This assessment includes estimated goodwill of $270.0 million as of September 30, 2012. The impact from the sale or other disposition of these businesses is not expected to materially impact our ongoing earnings before other income (expense), interest, taxes, depreciation and amortization (“EBITDA”).

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

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the third quarter of 2012 compared to prior periods continue to be driven by the addition of Medco to our book of business on April 2, 2012. The Merger impacted all components of our financial statements, including our revenues, expenses, and profits, the consolidated balance sheet, as well as claims volumes. Our results reflect the ability to successfully achieve synergies throughout the Merger. Our results also reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We also benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, and higher generic fill rate (78.0% compared to 74.0% in the same period of 2011). In addition, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.

We anticipate that the ongoing macroeconomic environment – specifically, the prolonged stagnant business climate and weak employment outlook, among other factors – will have a negative impact on our results in future quarters, with lower membership and utilization resulting from in-group attrition at the client level and continued low utilization rates generally. We will also face challenges due to various marketplace forces which affect pricing and plan structures, as well as increasing client demands and expectations. However, we expect that the ongoing positive trends in our business, including lower drug purchasing costs, increased generic usage and greater productivity associated with the Merger, will continue to offset these negative factors, allowing us to continue to generate growth and improvements in our results of operations in the future, although such negative factors will temper our growth rate over the near term.

As the regulatory environment evolves, we expect to continue to make investments designed to keep us ahead of the competition. These projects include preparation for changes to the Medicare regulations and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”).

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

CLIENTS

We are a provider of PBM services to several market segments. Our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We provide specialty services to customers who also include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others. Refer to Note 14 – Segment information for a discussion of client concentration.

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

The Other Business Operations segment currently engages in the following services for which it collects revenues and incurs expenses:

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

Prior to the Merger, ESI and Medco historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology to be used by the Company going forward. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

In September of 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. These costs should have been accrued as of June 30, 2012. In accordance with Staff Accounting Bulletin No. 99 the Company assessed the materiality of the error and concluded that the error was not material to our financial statements for the three and six months ended June 30, 2012, but that the June 30, 2012 financial statements would be revised. The Company has retroactively recorded these transaction expenses, which are reported within the “Selling, general, and administrative” (“SG&A”) line item of the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2012. These costs are not included in the accompanying unaudited consolidated statement of operations for the three months ended September 30, 2012.

We reported SG&A for the three and six months ended June 30, 2012 of $1,580.8 million and $1,848.3 million, respectively. The result of this adjustment revises SG&A for the three and six months ended June 30, 2012 to $1,617.2 million and $1,884.7 million, respectively. We reported net income for the three and six months ended June 30, 2012 of $170.9 million and $438.7 million, respectively. The result of this adjustment revises net income for the three and six months ended June 30, 2012 to $149.6 million and $417.4 million, respectively. These amounts will be revised in our next filing which includes June 30, 2012 amounts.

This revision in net income for the three months ended June 30, 2012 reduces basic earnings per share from 0.21 to 0.19 and reduces diluted earnings per share from 0.21 to 0.18. Furthermore, this revision reduces basic earnings per share for the six months ended June 30, 2012 from 0.68 to 0.65 and reduces diluted earnings per share from 0.66 to 0.63.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Product revenues
Network revenues(1)	$16,341.9	$7,491.0	$40,860.5	$22,138.1
Home delivery and specialty revenues(2)	9,580.4	3,678.4	23,352.6	10,715.6
Service revenues	233.7	65.8	563.6	205.2

Total PBM revenues	26,156.0	11,235.2	64,776.7	33,058.9
Cost of PBM revenues(1)	24,124.0	10,410.8	59,916.4	30,731.5

PBM gross profit	2,032.0	824.4	4,860.3	2,327.4
PBM SG&A expenses(3)	1,201.9	221.5	2,967.3	599.9

PBM operating income	$830.1	$602.9	$1,893.0	$1,727.5

Claims(4)
Network	282.9	147.2	721.5	444.0
Home delivery and specialty(2)	37.8	13.3	90.2	39.9

Total PBM claims	320.7	160.5	811.7	483.9

Total adjusted PBM claims(5)	392.9	184.8	983.1	556.6

(1)	Includes retail pharmacy co-payments of $3,348.9 million and $1,390.4 million for the three months ended September 30, 2012 and 2011, respectively, and $8,364.6 million and $4,374.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs, (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.
(3)	As discussed above, in September of 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. These costs are not included in the accompanying unaudited consolidated statement of operations for the three months ended September 30, 2012.
(4)	Claims are calculated based on an updated methodology started April 2, 2012. The prior periods have not been recalculated using the new methodology because we believe the differences would not be material, as discussed above.
(5)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

Product Revenues for the three months ended September 30, 2012: Network pharmacy revenues increased by $8,850.9 million, or 118.2%, in the three months ended September 30, 2012 over the same period of 2011. Approximately $8,929.1 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended September 30, 2012. The remaining decrease represents the combination of lower claims volume and an increase in the generic fill rate offset by inflation on branded drugs. Our consolidated network generic fill rate increased to 79.7% of network claims in the three months ended September 30, 2012 as compared to 75.3% in the same period of 2011 for ESI on a stand-alone basis.

Home delivery and specialty revenues increased $5,902.0 million, or 160.4%, in the three months ended September 30, 2012 from the same period in 2011. Approximately $5,569.3 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended September 30, 2012. The remaining increase is due primarily to higher claims volume attributed to the success of mail conversion programs and inflation on branded drugs offset by an increase in the generic fill rate. Our consolidated home delivery generic fill rate increased to 72.2% of home delivery claims in the three months ended September 30, 2012 as compared to 63.0% in the same period of 2011 for ESI on a stand-alone basis.

Product Revenues for the nine months ended September 30, 2012: Network pharmacy revenues increased by $18,722.4 million, or 84.6%, in the nine months ended September 30, 2012 over the same period of 2011. Approximately $18,117.8 million of this increase relates to the acquisition of Medco and inclusion of its revenues from April 2, 2012 through September 30, 2012. The remaining increase represents inflation on branded drugs offset by an increase in the generic fill rate. Additionally, higher claims volume also accounted for a portion of the increase. Our consolidated network generic fill rate increased to 78.9% of network claims in the nine months ended September 30, 2012 as compared to 75.2% in the same period of 2011 for ESI on a stand-alone basis.

Home delivery and specialty revenues increased $12,637.0 million, or 117.9%, in the nine months ended September 30, 2012 from the same period in 2011. Approximately $11,364.1 million of this increase relates to the acquisition of Medco and inclusion of its revenues from April 2, 2012 through September 30, 2012. The remaining increase is due to higher claims volume attributed to the success of mail conversion programs and inflation on branded drugs offset by an increase in the generic fill rate. Our consolidated home delivery generic fill rate increased to 70.6% of home delivery claims in the nine months ended September 30, 2012 as compared to 62.5% in the same period of 2011 for ESI on a stand-alone basis.

Cost of PBM revenues increased $13,713.2 million, or 131.7%, and $29,184.9 million, or 95.0%, in the three and nine months ended September 30, 2012, respectively, from the same periods of 2011. Approximately $14,100.1 million and $28,201.5 million, respectively, of this increase relates to the acquisition of Medco and inclusion of its costs of revenues for the three and nine months ended September 30, 2012. The remaining fluctuation in the three and nine months ended September 30, 2012 is due primarily to $21.8 million and $33.7 million, respectively, of transaction and integration costs for the three and nine months ended September 30, 2012.

Our PBM gross profit increased $1,207.6 million, or 146.5%, and $2,532.9 million, or 108.8%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011. Gross profit for the three and nine months ended September 30, 2012 increased due to the acquisition of Medco, as well as better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended September 30, 2012 increased by $980.4 million, or 442.6%, as compared to the same period of 2011. Approximately $787.2 million of this increase relates to the acquisition of Medco and inclusion of its SG&A for the quarter ended. The remaining increase primarily relates to $158.9 million of transaction and integration costs for the combined Company.

SG&A for our PBM segment for the nine months ended September 30, 2012 increased by $2,367.4 million, or 394.6%, as compared to the same period of 2011. Approximately $1,184.8 million of this increase relates to the acquisition of Medco and inclusion of its SG&A for the nine months ended September 30, 2012. The remaining increase primarily relates to $565.9 million of transaction and integration costs for the combined Company, as well as management incentive compensation.

PBM operating income increased $227.2 million, or 37.7% and $165.5 million, or 9.6% for the three and nine months ended September 30, 2012 as compared to the same periods of 2011, based on the various factors described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Product revenues	$727.6	$330.6	$1,807.0	$952.2
Service revenues	115.8	5.2	240.7	15.8

Total Other Business Ops revenues	843.4	335.8	2,047.7	968.0
Cost of Other Business Ops revenues	740.9	324.4	1,828.7	930.0

Other Business Ops gross profit	102.5	11.4	219.0	38.0
Other Business Ops SG&A expenses	134.1	9.2	253.4	28.7

Other Business Ops operating income (loss)	$(31.6)	$2.2	$(34.4)	$9.3

Claims
Home delivery and specialty	2.0	0.0	4.3	0.0

Total adjusted Other Business Ops claims(1)	6.0	0.0	12.9	0.0

(1)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

Other Business Ops Operations: Other Business Ops operating income decreased by $33.8 million, or 1,536.4%, and $43.7 million, or 469.9%, for the three and nine months ended September 30, 2012 from the same period of 2011. These decreases for the three and nine months ended are primarily due to impairment charges associated with our Liberty brand of $23.0 million, as discussed in Note 4 – Dispositions, impairment charges associated with our Europa Apotheek (“EAV”) line of business of $11.5 million, as discussed in Note 6 – Goodwill and other intangible assets, as well as losses attributed to Medco international businesses. Offsetting these losses for the three and nine months ended is a $14.3 million gain associated with the sale of ConnectYourCare (“CYC”), as discussed in Note 4 – Dispositions.

OTHER (EXPENSE) INCOME

Net other expense increased $61.6 million and $278.8 million in the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011. These increases are primarily due to interest associated with ESI’s senior notes issued in November 2011 and February 2012, senior notes acquired from Medco on April 2, 2012, and debt issued in connection with the Merger. These increases are offset slightly by undistributed gains from our joint venture of $5.1 million and $9.4 million for the three and nine months ended September 30, 2012, respectively, which are recorded under the equity method beginning on April 2, 2012.

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 39.7% and 42.7% for the three and nine months ended September 30, 2012, respectively, as compared to 37.2% and 36.8% for the same periods in 2011 due to both recurring and nonrecurring events. The state apportionment and income tax filing positions of the combined organization has increased our recurring effective tax rate by approximately 1.9%. The charges, described below, decreased our effective tax rate for the three months ended September 30, 2012 by 0.2% and increased our effective tax rate for the nine months ended September 30, 2012 by 3.1%.

For the nine months ended September 30, 2012, we recorded a charge of $14.2 million resulting from the reversal of the deferred tax asset previously established for transaction-related costs that became nondeductible upon consummation of the Merger. In addition, due to the adoption of common income tax return filing methods between ESI and Medco, we recorded a $23.6 million income tax contingency related to prior year income tax return filings. We also recorded a charge of $0.5 million related to the impairment of goodwill for EAV. Lastly, unrelated to the Merger, we recorded a charge of $5.2 million in the first quarter of 2012 due to changes in our unrecognized tax benefits.

NET INCOME AND EARNINGS PER SHARE

Net income for the three and nine months ended September 30, 2012 increased $66.7 million, or 20.5%, and decreased $176.6 million, or 17.9%, respectively, over the same periods of 2011. Basic and diluted earnings per share decreased 28.4% and 28.8%, respectively, for the three months ended September 30, 2012 over the same period of 2011. For the nine months ended September 30, 2012, basic and diluted earnings per share decreased 41.0% and 41.5%, respectively, over the same period of 2011. These decreases are primarily due to increased amortization of intangible assets, transaction costs incurred in connection with the Merger, as well as an increase in shares outstanding in connection with the Merger, interest expense, financing fees, and commitment fees, partially offset by increased gross profit and treasury share repurchases during 2011.

EBITDA

We have provided below a reconciliation of EBITDA to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA(1)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per claim data)	2012	2011	2012	2011
Net income	$391.4	$324.7	$808.8	$985.4
Income taxes	257.7	192.0	602.2	574.9
Depreciation and amortization	621.8	61.3	1,292.0	187.5
Interest expense, net	154.5	88.4	457.1	176.5
Undistributed gain from joint venture	(5.1)	—	(9.4)	—

EBITDA	1,420.3	666.4	3,150.7	1,924.3
Adjustments to EBITDA
Transaction and integration costs	200.9	20.3	619.8	20.3

Adjusted EBITDA	1,621.2	686.7	3,770.5	1,944.6
Total adjusted claims	398.9	184.8	996.0	556.6

Adjusted EBITDA per adjusted claim(2)	$4.06	$3.72	$3.79	$3.49

(1)	EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.
(2)	Adjusted EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING

For the nine months ended September 30, 2012, net cash provided by operations increased $389.5 million to $2,049.4 million compared to the same period of 2011. Changes in working capital resulted in a cash outflow of $121.3 million for the nine months ended September 30, 2012 compared to a cash inflow of $289.2 million over the same period of 2011, resulting in a total change of $410.5 million. The working capital increase was primarily due to the Merger as well as the timing and receipt of claims and rebates payable and accounts receivable. The increase in net cash provided by operations was additionally offset by a decrease in net income of $176.6 million in the nine months ended September 30, 2012 compared to the same period of 2011.

Net cash used in investing activities decreased $10,284.7 million for the nine months ended September 30, 2012 over the same period of 2011 primarily due to cash outflows in connection with the Merger offset against net cash acquired from Medco as of April 2, 2012. Capital expenditures increased compared to the prior period due primarily to integration-related investments. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

Net cash provided by financing activities increased $4,979.0 million for the nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily due to proceeds of $3,458.9 million from the issuance of senior notes during the three months ended March 31, 2012 and proceeds of $3,789.5 million in connection with the term facility used to fund the Merger. The increase was offset by $1,500.0 million redemption of senior notes and $2,000.0 million retirement of Medco’s five year credit facilities.

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

On September 21, 2012, Express Scripts terminated the 364-day renewable accounts receivable financing facility that was collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable and repaid all amounts drawn down.

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

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.

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

BANK CREDIT FACILITIES

On August 29, 2011, ESI entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced our $750.0 million credit facility upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. As of September 30, 2012, no balance was outstanding under the new revolving facility. The Company makes quarterly principal payments on the term facility. As of September 30, 2012, $631.6 million of this facility is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the new credit agreement and new revolving facility.

On August 13, 2010, ESI entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). The 2010 credit facility was terminated and replaced by the new revolving facility on April 2, 2012, as described above.

Our bank financing agreements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations (other than the Merger with Medco). The covenants under the new credit agreement exempt such agreed upon actions taken in connection with the Merger. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At September 30, 2012, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).

See Note 8 – Financing for more information on our credit facilities.

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

FIVE-YEAR CREDIT FACILITY

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

ACCOUNTS RECEIVABLE FINANCING FACILITY

Upon consummation of the Merger, Express Scripts assumed a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. On September 21, 2012, Express Scripts terminated the facility and repaid all amounts drawn down.

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

The net proceeds were used for general corporate purposes, including funding the United BioSource Corporation (“UBC”) acquisition.

On June 9, 2009, ESI issued $2.5 billion of Senior Notes, including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500 million aggregate principal amount of 7.250% Senior Notes due 2019

The net proceeds were used for the acquisition of WellPoint’s NextRx PBM Business. On June 15, 2012, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 5.250% senior notes due 2012 (see Note 8 – Financing for further discussion).

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

See Note 8 – Financing for more information on our Senior Notes borrowings.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of September 30, 2012, future minimum lease payments due under noncancellable operating leases of our continuing operations, and purchase commitments (in millions):

	Payments due by period as of September 30, 2012
Contractual obligations	Total	2012(1)	2013-2014	2015-2016	Thereafter
Long-term debt(2)	$16,729.1	$316.1	$4,366.3	$6,226.6	$5,820.1
Future minimum lease payments	311.8	24.0	146.6	78.7	62.5
Purchase commitments(3)	905.3	176.5	724.6	3.1	1.1

Total contractual cash obligations	$17,946.2	$516.6	$5,237.5	$6,308.4	$5,883.7

(1)	Represents remaining fourth quarter of 2012.
(2)	These payments exclude the interest expense on our revolving credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “Note 8 – Financing – Bank Credit Facilities”), as well as the balance outstanding on our revolving credit facility. Interest payments on our Senior Notes are fixed, and have been included in these amounts.
(3)	These amounts consist of required future purchase commitments for prescription products, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

OTHER MATTERS

As previously noted in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011, the contract with Walgreens Co. (“Walgreens”) expired on December 31, 2011. Prior to expiration of the contract with Walgreens, ESI provided a full array of tools and resources to help members efficiently transfer prescriptions to other conveniently located pharmacies. As announced on July 19, 2012, Express Scripts and Walgreens have reached a multi-year pharmacy network agreement with rates and terms under which Walgreens will participate in the broadest Express Scripts retail pharmacy network available to new and existing clients. Walgreens is part of the broadest network of pharmacies available to Express Scripts clients, as of September 15, 2012. Express Scripts will work to provide a smooth transition for those plan sponsors who will include Walgreen’s pharmacies in their network.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2012, we had $3,172.7 million of obligations, net of cash, which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $31.73 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

Except as described in the preceding paragraph, during the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, we described certain proceedings related to Medco which affect us following the closing of the Merger. The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, relating to proceedings involving both legacy ESI and Medco:

•

Irwin v. WellPoint Health Networks, et. al. (Judicial Arbitration and Mediation Services). On March 25, 2003, plaintiff filed a complaint in California state court against WellPoint Health Networks and certain related entities, including one of the acquired NextRX subsidiaries (collectively “WellPoint”), ESI, and other PBMs alleging his right to sue under California’s Unfair Competition Law (UCL). ESI was dismissed in 2008, but WellPoint remained a defendant. This case purported to be a class action against the PBM defendants on behalf of self-funded, non-ERISA health plans and individuals with no prescription drug benefits that have purchased drugs at retail rates. On May 6, 2004, WellPoint invoked an arbitration clause and the case against WellPoint was stayed and sent to arbitration. On February 24, 2006, plaintiff served an arbitration demand against WellPoint alleging that numerous WellPoint business practices violated the UCL and made claims on behalf of California residents who paid taxes, California residents who were beneficiaries of non-ERISA health plans, and California residents who obtained prescription benefits from non-ERISA health plans. On October 11, 2006, WellPoint filed its response to the arbitration demand. No further activity occurred until July 16, 2012, when WellPoint filed a motion to dismiss plaintiff’s arbitration demand for failure to prosecute the case for over nine years. On August 16, 2012, plaintiffs voluntarily dismissed the arbitration action and the court dismissed the case on August 20, 2012.

•

National Association of Chain Drug Stores, et al. v. Express Scripts, Inc. and Medco Health Solutions, Inc. (Case No. 2:05-mc-02025, United States District Court for the Western District of Pennsylvania). On March 29, 2012, two pharmacy trade groups and several retail pharmacies filed a lawsuit seeking a preliminary injunction to prohibit the Company’s merger with Medco. The Court held a hearing on plaintiffs’ motion for preliminary injunction and the Company’s motion to dismiss on April 10, 2012. On April 25, 2012, the Court denied plaintiffs’ motion for preliminary injunction. On August 27, 2012, the Court granted the Company’s motion to dismiss in part and denied it in part, allowing plaintiffs to re-file. On September 10, 2012, a pharmacy association, a specialty pharmacy and a pharmacy wholesaler filed an amended complaint alleging antitrust violations as a result of the merger between Express Scripts and Medco. On October 29, 2012, the Company filed a motion to dismiss the amended complaint.

•

United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (Cause No. 08-14201-CIV-Graham/Lynch, United States District Court for the Southern District of Florida). This is an unsealed, qui tam matter which relates to PolyMedica Corporation, a Medco subsidiary, in which the government has declined to intervene. The case is proceeding as a civil lawsuit, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments. In July 2010, the United States District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs filed an amended complaint that was dismissed with prejudice in October 2010. Plaintiffs appealed the dismissal of two counts of the complaint and, on February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the United States District Court for the Southern District of Florida to reinstate those two claims. The case is set for trial on February 25, 2013.

•

On October 1, 2012, Accredo Health Group Inc., a Medco subsidiary, received a subpoena duces tecum from the United States Department of Justice, Southern District of New York, requesting information from Accredo concerning its arrangements with Novartis Pharmaceuticals Corporation pertaining to the drug Exjade. The Company is cooperating with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

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

Item 1A—Risk Factors

Our business is subject to certain risks and uncertainties. In evaluating the business and prospects of Express Scripts Holding Company, you should carefully consider the risk factors presented below, together with the risk factors and other matters described in ESI’s and Medco’s Annual Reports on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q and in our, ESI’s and Medco’s other filings with the SEC.

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

The following general risk factor has been added from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

We face risks associated with general economic conditions.

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

We face risks associated with general economic conditions.

Unfavorable and uncertain economic conditions may significantly and adversely affect, our businesses and profitability in a variety of respects including:

•

Our clients, or employers or other benefit providers served by our clients, may reduce or slow the growth of their workforce or covered membership, or may elect to discontinue or diminish provided benefits, which would result in a reduction in the number of members we serve.

•

Consumers may be less willing or able to incur health care related expenses, whether due to personal economic circumstances, reduction in the level of the health care benefit provided to the consumer, or otherwise, which would result in lower than anticipated utilization.

•

Our clients, or potential clients, may increase demands and expectations with respect to pricing or service levels (including with respect to performance guarantees), which would impact margins, or our ability to obtain new clients or retain existing clients.

•	Our clients, or potential clients, may be less willing to purchase additional products and services from us, which would impact our financial performance.

Additionally, disruptions in credit markets could increase our cost of borrowing, or make it unavailable on acceptable terms, to the extent we need additional funds. Such developments may adversely affect our business operations and financial results.

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

The ten largest retail pharmacy chains, represented approximately 60% of the total number of stores in ESI’s largest network as of June 30, 2012. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Some contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the overall composition of our pharmacy networks, or reduced access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, cause us to fall short of certain guarantees in our contracts with clients, or otherwise impair our business or financial condition. The likelihood of our relationships with such pharmacy chains being adversely affected may be increased to the extent that large pharmacy chains enter the PBM business.

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

If one or more of our (including legacy ESI’s or Medco’s) large clients terminate or do not renew contracts for any reason, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects. If we are not able to replace this lost business by generating new sales with comparable operating margins or successfully executing other corporate strategies, our revenues and results of operations could suffer. In addition, if certain of our key clients are negatively impacted by business conditions or other trends, or if such clients otherwise fail to successfully maintain or grow their business, our business and financial results could be adversely impacted.

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

We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us (including both ESI and Medco) is included under “Part I—Item 3—Legal Proceedings” in the ESI 2011 Form 10-K and “Part II—Item 1—Legal Proceedings” in the Express Scripts Form 10-Q for the quarter ended June 30, 2012 and herein, including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.

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

Medco and its subsidiaries are subject to certain risks that were not applicable to ESI, or where the risks prior to the Merger were minimal, due to Medco’s involvement in businesses and the limited or non-existent involvement of ESI. Such risks could have a material adverse effect on our business, financial condition and results of operations, and include the following:

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

Item 5.	Other Information

On September 21, 2012, Express Scripts terminated the Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008 (as amended), among Medco Health Receivables, LLC, Medco, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent, which provided for a $600 million, 364-day renewable accounts receivable financing facility that was collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. The company concluded that this former Medco agreement, which Express Scripts assumed upon consummation of the Merger, was no longer needed. The agreement was not considered material as of the date of termination.

Item 6.	Exhibits

(a) See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY (Registrant)

Date: November 5, 2012	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: November 5, 2012	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit Number	Exhibit
2.1[2]	Stock and Interest Purchase Agreement among Express Scripts, Inc. and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed April 14, 2009, File No. 000-20199.

2.2[2]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed July 22, 2011, File No. 000-20199.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc., and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 8, 2011, File No. 000-20199.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2012.

11.1	Statement regarding computation of earnings per share. (See Note 6 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[1]	XBRL Taxonomy Instance Document.

101.2[1]	XBRL Taxonomy Extension Schema Document.

101.3[1]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[1]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[1]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[1]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
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