Form 10-K
period 2012-12-31
Express Scripts Holding Co.
filed 2013-02-19
CIK 1532063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number: 1-35490

EXPRESS SCRIPTS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	45-2884094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Express Way, St. Louis, MO	63121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 996-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 29, 2012, was $45,119,423,896 based on 808,157,333 such shares held on such date by non-affiliates and the last sale price for the Common Stock on such date of $55.83 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2013:	818,499,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. Please refer to a discussion of our forward-looking statements and associated risks in “Part I — Item 1 — Business — Forward-Looking Statements and Associated Risks” and “Part I — Item 1A — Risk Factors” in this Annual Report on Form 10-K.

PART I

THE COMPANY

Item 1 — Business

Industry Overview

Prescription drugs play a significant role in healthcare today and constitute the first line of treatment for many medical conditions. For millions of people, prescription drugs provide the hope of improved health and quality of life.

Total medical costs for employers continue to outpace the rate of overall inflation. National health expenditures as a percentage of Gross Domestic Product are expected to increase to 19.6% in 2021 from an estimated 17.9% in 2012 according to the Centers for Medicare & Medicaid Services (“CMS”). In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies work to develop innovative strategies designed to keep medications affordable.

PBM companies combine retail pharmacy claims processing, formulary management, utilization management and home delivery pharmacy services to create an integrated product offering to manage the prescription drug benefit for payors. Some PBMs also offer specialty services that deliver a more effective solution than many retail pharmacies in providing treatments for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs. PBMs have also broadened their service offerings to include compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.

Company Overview

On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries for periods following the Merger and ESI and its subsidiaries for periods prior to the Merger, unless otherwise noted.

We are the largest PBM company, offering a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We help health benefit providers address access and affordability concerns resulting from rising drug costs while helping to improve healthcare outcomes. We manage the cost of the drug benefit by performing the following functions:

•	evaluating drugs for price, value and efficacy in order to assist clients in selecting a cost-effective formulary

•	leveraging purchasing volume to deliver discounts to health benefit providers

•	promoting the use of generics and low-cost brands

•	offering cost-effective home delivery pharmacy and specialty services which result in drug cost savings for plan sponsors and co-payment savings for members

We work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit chain and to improve members’ health outcomes and satisfaction.

Suboptimal prescription-related decisions by patients, caregivers and providers continue to cause unhealthy clinical and financial outcomes. Healthier outcomes require better decisions. Express Scripts applies behavioral science, clinical specialization and insight from actionable data to address major healthcare challenges, an approach made possible from our proven legacy strengths as well as a new capability made possible since the Merger. Our legacy Express Scripts organization was known for Consumerology®, or the advanced application of the behavioral sciences to healthcare. Our legacy Medco organization was known for Therapeutic Resource CentersSM (TRCs), or, more broadly, the strategic use of clinical specialization. Now, as a result of the Company’s expanded member population and enhanced systems, Express Scripts offers a third capability: actionable data. The Company combines these three complementary capabilities — behavioral sciences, clinical specialization and actionable data — to create an innovative, proprietary approach to better decisions and healthier outcomes called Health Decision ScienceSM. Embedded throughout the Company’s offerings, Health Decision Science is a blend of our most advanced capabilities to optimize current products and develop the next generation of solutions for patients and plan sponsors. Using Health Decision Science, Express Scripts has built practical solutions for three decision areas: drug choices, pharmacy choices and health choices.

Plan sponsors who are more aggressive in taking advantage of our effective tools to manage drug spend have seen reductions in their prescription drug trend while preserving healthcare outcomes. Greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for commercially insured consumers and their employers.

We have organized our operations into two business segments based on products and services offered: PBM and Other Business Operations.

Our PBM segment primarily consists of the following services:

•	domestic and Canadian retail network pharmacy management

•	home delivery pharmacy services

•	benefit design consultation

•	drug utilization review

•	drug formulary management, compliance and therapy management programs

•	a flexible array of Medicare Part D and Medicaid products to support clients’ benefits

•	specialty pharmacy, including the distribution of fertility pharmaceuticals requiring special handling or packaging

•	bio-pharma services including reimbursement and customized logistics solutions

•	administration of a group purchasing organization

•	consumer health and drug information

•	improved health outcomes through personalized medicine and application of pharmacogenomics

The Other Business Operations segment primarily consists of the following services:

•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	scientific evidence to guide the safe, effective and affordable use of medicines

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery and specialty pharmacy services and Other Business Operations services. Revenues from the delivery of prescription drugs to our members represented 99.0% of revenues in 2012, 99.4% in 2011, and 99.4% in 2010. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, and certain specialty distribution services, comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies we operated as of December 31, 2012. More than 67,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2012. The top ten retail pharmacy chains represent approximately 60% of the total number of stores in our largest network.

Express Scripts, Inc. was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. Aristotle Holding, Inc. was incorporated in Delaware on July 15, 2011. Aristotle Holding, Inc. was renamed Express Scripts Holding Company concurrently with the consummation of the Merger.

Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is 314.996.0900 and our web site is www.express-scripts.com. Information included on our web site is not part of this annual report.

Products and Services

Pharmacy Benefit Management Services

Overview. Our PBM services involve the management of outpatient prescription drug utilization to foster high quality, cost-effective pharmaceutical care. We consult with our clients to assist them in selecting plan design features that balance clients’ requirements for cost control with member choice and convenience. Our direct relationship with patients also enables us to leverage the principles of Health Decision Science, our proprietary approach that combines the behavioral sciences, clinical specialization and actionable data to help patients make better decisions about their health and the cost of their care. As a result of these interactions, we believe we are able to deliver healthier outcomes, higher member satisfaction and a more affordable prescription drug benefit. During 2012, 97.6% of our revenue was derived by our PBM operations, compared to 97.2% and 97.4% during 2011 and 2010, respectively.

Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, Puerto Rico and the Virgin Islands, we negotiate with pharmacies to discount the price at which they will provide drugs to members and manage national and regional networks that are responsive to client preferences related to cost containment, convenience of access for members and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. In addition, we have contracted Medicare Part D provider networks to comply with CMS access requirements for the Medicare Part D Prescription Drug Program.

All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends certain specified member, prescriber, and prescription information in an industry-standard format through our systems, which process the claim and send a response back to the pharmacy. The electronic processing of the claim includes, among other things, the following:

•	confirming the member’s eligibility for benefits under the applicable health benefit plan and any conditions or limitations on coverage

•	performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage

•	updating the member’s prescription drug claim record

•	if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed according to its provider agreement with us

•	informing the pharmacy of the co-payment amount to be collected from the member based upon the client’s plan design and the remaining payable amount due to the pharmacy

Home Delivery Services. As of December 31, 2012, we dispensed prescription drugs from our five high-volume automated dispensing home delivery pharmacies and one non-automated dispensing home delivery pharmacy. In addition to the order processing that occurs at these home delivery pharmacies, we also operate several non-dispensing order processing facilities and patient contact centers. We also maintain one non-dispensing home delivery fulfillment pharmacy for business continuity purposes. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale as well as provide greater safety and accuracy. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than can be achieved through the retail pharmacy networks.

Benefit Design Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums

•	generic drug utilization incentives

•

incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (e.g., therapies for diabetes, high blood pressure, etc.) only through our home delivery pharmacies

•	reimbursement limitations on the amount of a drug that can be obtained in a specific period

•	utilization management programs such as step therapy and prior authorization, which focus the use of medications according to clinically developed algorithms

The client’s choice of benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and provides visibility to the financial performance of the plan.

Drug Utilization Review. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to generic substitution and therapeutic intervention opportunities, as well as formulary compliance issues, and can also administer prior authorization and step therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed at the time the prescription is dispensed, on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit, and on a prospective basis to help support pharmacists in drug therapy management decisions.

Drug Formulary Management, Compliance and Therapy Management Programs. Formularies are lists of drugs to which benefit design is applied under the applicable plan. We have many years of formulary development expertise and maintain an extensive clinical pharmacy department.

Our foremost consideration in the formulary development process is the clinical appropriateness of the particular drugs. In developing formularies, we first perform a rigorous assessment of the available evidence regarding each drug’s safety and clinical effectiveness. No new drug is added to the formulary until it meets standards of quality established by our National Pharmacy & Therapeutics (“P&T”) Committee, a panel composed of 16 independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the P&T Committee’s clinical recommendations. In making its clinical recommendation, the P&T Committee has no information regarding the discount or rebate arrangement we might negotiate with the manufacturer. This is designed to ensure the clinical recommendation is not affected by our financial arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost effectiveness.

We administer a number of different formularies for our clients. A majority of our clients select formularies that are designed to be used with various financial or other incentives, such as three-tier co-payments, which drive the selection of formulary drugs over their non-formulary alternatives. Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary. Use of formulary drugs can be encouraged in the following ways:

•	through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug

•

by applying the principles of Consumerology®, our proprietary approach that combines principles of behavioral economics and consumer psychology with marketing strategies, to effect positive behavior change

•	by using our clinical specialization to educate members and physicians with respect to benefit design implications

•	by promoting the use of lower-cost generic alternatives

•	by implementing utilization management programs such as step therapy and prior authorization, which focus the use of medications according to clinically developed algorithms

We also provide formulary compliance services to our clients. For example, if a doctor has prescribed a drug that is not on a client’s formulary, we notify the pharmacist through our claims processing system. The pharmacist may then contact the doctor to attempt to obtain the doctor’s consent to change the prescription to the appropriate formulary product. The doctor has the final decision-making authority in prescribing the medication.

We also offer innovative clinically-based intervention programs to assist and manage patient quality of life, client drug trend and physician communication/education. These programs encompass comprehensive point of service and retrospective drug utilization review, physician profiling, academic detailing, prior authorization, disease care management and clinical guideline dissemination to physicians.

Medicare Part D and Medicaid Products. We support clients by providing several program options: the Retiree Drug Subsidy program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Employer Group Waiver Plan, a group-enrolled Medicare Part D option for employers and labor groups; as well as serving as the “PBM inside” for a number of Medicare Part D sponsors that offer drug-only and integrated medical and Medicare Part D drug benefits. As a PBM supporting health plans, we provide prescription adjudication services in addition to a suite of required programmatic offerings such as a Medication Therapy Management program, Explanation of Benefits for members using prescription services and a variety of member communications related to their prescription benefit. We also offer an individual prescription drug plan which is offered to beneficiaries in all 34 Medicare regions across the U.S., as well as Puerto Rico.

Our product revenues include premiums associated with our Medicare prescription drug program (“PDP”) risk-based products offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Three of our insurance company subsidiaries have been operating under contracts with CMS since 2006 and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.

Our member website also supports pre-enrollment and post-enrollment activities on behalf of our Medicare PDP and programs serving multiple clients. Prospective Medicare PDP participants and their caregivers can use the pre-enrollment site’s Plan Compare tool to accurately project costs for all of their medications. The post-enrollment site allows members who have signed up to receive a Medicare Part D benefit from either Express Scripts or one of our clients to securely manage all aspects of their prescription program.

We support health plans that serve Medicaid populations by offering a pharmacy drug benefit. This business is driven by state requirements and we earn revenues based on transaction-related activity. Common services include transitioning members’ access to drugs as plan offerings change, generation of data to the state through encounter files and coordination of benefits between states and other payors. Medicaid populations are expected to grow in states that choose to expand Medicaid eligibility.

Specialty Benefit Services. Accredo Health Group and CuraScript Specialty Pharmacy provide an enhanced level of care and therapy management services to patients taking specialty medicines to treat complex or chronic conditions. CuraScript Specialty Pharmacy operates three specialty pharmacies with several other facilities throughout the United States. Accredo Health Group dispenses and ships from three specialty pharmacies and maintains branch and infusion pharmacies across the United States. Both CuraScript Specialty Pharmacy and Accredo Health Group pharmacies focus on dispensing infused, injectable, inhaled and oral drugs that require a higher level of clinical services and support compared to what typically is available from traditional pharmacies.

In some therapies, CuraScript Specialty Pharmacy and Accredo Health Group provide patient care and direct specialty home delivery services to our patients, including in-home nursing. In addition to offering a broad range of healthcare products, we offer services for individuals with chronic health conditions and provide comprehensive patient management services. These include services for physicians, health plan sponsors and pharmaceutical manufacturers to support the delivery of care, as well as fertility services to providers and patients.

Through the focus of these businesses on specialty drugs to treat specific chronic diseases, significant expertise has been developed in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat these chronic disorders, the availability of adequate health insurance is a constant concern for this patient population. Generally, the payor, such as an insurance provider under a medical benefit, is contacted prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Reimbursement specialists review matters such as pre-authorization or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients. Historically, specialty drugs were primarily reimbursed by the patient’s health insurance plan through a medical benefit. This has evolved where, based on the type of drug dispensed, an increasing percentage of transactions are reimbursed through a prescription card benefit, which typically accelerates reimbursement.

Bio-Pharma Services. Each year, more specialty drugs become available and the number of patients using these drugs rises. For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services. Our trend management programs allow us to assist our clients in an effort to drive out wasteful spend in the specialty pharmacy benefit. We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

Administration of a Group Purchasing Organization. We operate a group purchasing organization (“GPO”) that provides various administrative services to participants in the GPO. Services provided include coordination, negotiation and management of contracts for group participants to purchase generic pharmaceuticals and related goods and services from pharmaceutical manufacturers and suppliers, as well as providing strategic analysis and advice regarding pharmacy procurement contracts for the purchase and sale of goods and services.

Consumer Health and Drug Information. We maintain a public website, www.DrugDigest.org, dedicated to helping consumers make informed decisions about using medications. Much of the information on DrugDigest.org is written by pharmacists – primarily doctors of pharmacy who are also affiliated with academic institutions. The information on DrugDigest.org includes:

•	a drug interaction checker

•	a drug side effect comparison tool

•	tools to check for less expensive generic and alternative drugs

•	audible drug name pronunciations

•	comparisons of different drugs used to treat the same health condition

•	information on health conditions and treatments

•	instructional videos showing administration of specific drug dosage forms

•	monographs on drugs and dietary supplements

•	photographs of pills and capsules

Many features of DrugDigest.org are also available in the limited-access member website at www.express-scripts.com. The member website gives our clients’ members access to personalized current and, in many cases, previous drug histories. Members can use the interactive tools from DrugDigest.org to check for drug interactions and find possible side effects for all of the drugs they take.

To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Doctor Visit,” which is available on the member website. Members follow a step-by-step process to create a brief, customized packet of information they can share with their doctor. Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status. Information on DrugDigest.org and www.express-scripts.com does not constitute part of this document.

Personalized Medicine and Pharmacogenomics. We apply the behavioral sciences to prescription drug usage, quantifying both behavioral factors and market forces related to pharmaceutical spend. We view personalized medicine and pharmacogenomics as more than using a few genomic tests to predict the effectiveness of medications. Instead, personalized medicine requires an advanced understanding and application of medical, pharmacy, and behavioral data. A patient’s age, lifestyle, overall health, and genes can all influence how the patient responds to medications. We utilize our capabilities in behavioral science principles and pharmacogenomics to offer our clients a comprehensive suite of programs.

Other Business Operations Services

Overview. Through our Other Business Operations segment, we operate integrated brands that service the patient through multiple paths. CuraScript Specialty Distribution provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics and operates a Group Purchasing Organization for many of our clients. United BioSource Corporation (“UBC”) develops scientific evidence to guide the safe, effective and affordable use of medicines. During 2012, 2.4% of our revenue was derived from Other Business Operations services, compared to 2.8% and 2.6% during 2011 and 2010, respectively.

Provider Services. CuraScript Specialty Distribution is a specialty distributor of pharmaceuticals and medical supplies direct to healthcare providers for office or clinic administration. Through our CuraScript Specialty Distribution business unit we provide distribution services primarily to office and clinic-based physicians treating chronic disease patients who regularly order high dollar-value pharmaceuticals. We are able to provide competitive pricing on pharmaceuticals and medical supplies. Headquartered in Lake Mary, Florida, CuraScript Specialty Distribution operates three distribution centers to ship most products overnight within the United States as well as provide distribution capabilities to Puerto Rico and Guam. CuraScript Specialty Distribution is also a contracted supplier with most major group purchasing organizations and can leverage our distribution platform to operate as a third-party logistics provider for pharmaceuticals.

Payor Services. We provide a comprehensive case management approach to manage care by fully integrating pre-certification, case management and discharge planning services for patients. We assist with eligibility review, prior authorization coordination, re-pricing, utilization management, monitoring and reporting.

Segment Information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include domestic and Canadian network claims processing, home delivery pharmacy services, benefit design consultation, drug utilization review, drug formulary management, compliance and therapy management programs, Medicare Part D and Medicaid products, distribution of injectable drugs to patient homes and physician offices, fertility services to providers and patients, bio-pharma services, administration of a group purchasing organization, consumer health and drug information, improved health outcomes through personalized medicine and application of pharmacogenomics. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines. During the second quarter of 2012 we reorganized our other international retail network pharmacy management line of business (which has been substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011 we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. All related segment disclosures have been reclassified, where appropriate, to reflect the new segment structure. Information regarding our segments appears in Note 13 – Segment information of the notes to our consolidated financial statements and is incorporated by reference herein.

Suppliers

We maintain an inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products in our specialty pharmacies and distribution centers to meet the needs of our patients, including pharmaceuticals for the treatment of rare or chronic diseases. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Generic pharmaceuticals are generally purchased directly from manufacturers.

Clients

We are a provider of PBM services to several market segments. Our clients include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We also provide specialty services to customers, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others.

On July 21, 2011 Medco announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although it continued to provide service under an agreement which expired on December 31, 2012. Beginning January 1, 2013, a transition agreement is in place during which time patients will move in tranches off of the Medco platform.

In November 2009, ESI implemented a contract with the United States Department of Defense (“DoD”) to provide pharmacy network services and home delivery and specialty pharmacy services. The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members, and retirees, as well as their dependents. Under the contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support, and other services critical to managing pharmacy trend.

In December 2009, ESI completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint, Inc. (“WellPoint”) that provide pharmacy benefit management services (“NextRx” or the “NextRx PBM Business”). ESI also entered into a 10-year contract under which ESI provides pharmacy benefits management services to members of the affiliated health plans of WellPoint (the “PBM agreement”). Subsequent to this acquisition, we integrated NextRx’s PBM clients into our existing systems and operations.

Refer to Note 13 – Segment information for a discussion of client concentration.

Medicare Prescription Drug Coverage

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. Eligible Medicare beneficiaries are able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PDP”). In addition, the MMA created an opportunity for employers offering eligible prescription drug coverage for their Medicare-eligible members to receive a subsidy payment by enrolling in the Retiree Drug Subsidy (“RDS”) program. In order to claim the subsidy, the beneficiaries claimed by the employer cannot be enrolled in a PDP or MA-PDP.

Mergers and Acquisitions

On July 20, 2011, ESI entered into the Merger Agreement with Medco, which was amended by Amendment No. 1 thereto on November 7, 2011. The Merger was consummated on April 2, 2012. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for the years ended December 31, 2011 and 2010 and for the period beginning January 1, 2012 through April 1, 2012. References to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.

See Note 3 – Changes in business for further discussion of our merger and acquisition activity.

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2013 or thereafter (see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Acquisitions and Related Transactions”).

Company Operations

General. As of December 31, 2012, our U.S. PBM segment operated five high-volume automated dispensing home delivery pharmacies, one non-automated dispensing home delivery pharmacy, several non-dispensing order processing centers, patient contact centers, specialty drug pharmacies and fertility pharmacies, and one non-dispensing home delivery pharmacy maintained for business continuity purposes.

At our Canadian facilities we provide a full range of integrated PBM services to insurers, third-party administrators, plan sponsors and the public sector, to facilitate better health decisions and lower costs. These services include health-claims adjudication and processing services, benefit-design consultation, drug-utilization review, formulary management and medical and drug-data analysis services. In December 2011, we launched an active PBM service in Canada, which included home delivery of maintenance prescription medications from a Member Contact Center and regional dispensing pharmacies four locations.

Sales and Marketing. In the United States, our sales managers and directors market and sell PBM services and are supported by a team of client-service representatives, clinical pharmacy managers, and benefit analysis consultants. This team works with clients to make prescription drug use safer and more affordable. In addition, sales personnel dedicated to our Other Business Operations segment use direct marketing to generate new customers and solidify existing customer relationships. In Canada, marketing and sales efforts are conducted by our staff based in Mississauga, Ontario and Montreal, Quebec.

Supply Chain. Our Supply Chain pharmacy contracting group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state credentialing and/or licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll free or access our online pharmacy portal 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Fraud, Waste & Abuse Services team audits pharmacies in our retail pharmacy networks to determine compliance with the terms of their contracts.

Clinical Support. Our staff of highly trained pharmacists and physicians provides clinical support for our PBM services. These healthcare professionals are responsible for a wide range of activities including tracking the drug pipeline; identifying emerging medication-related safety issues and notifying physicians, clients, and patients (if appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions; and/or contacting physicians, pharmacists or patients.

Our clinical staff works closely with the P&T Committee during the development of our formulary and selected utilization management programs. The P&T Committee’s goal is to ensure our decisions are evidence-based, clinically sound and aligned with the current standard of medical practice. The P&T Committee’s guidance is designed to ensure decisions are clinically appropriate and not superseded by financial considerations.

We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management. Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate the clinical, economic and member impact of pharmacy benefits. The release of our 2011 Annual Drug Trend Report in April 2012 marked our nineteenth consecutive year of tracking prescription drug trends. Based on a large sample of our membership, the annual Drug Trend Report examined trends in pharmaceutical utilization and cost as well as the factors that triggered those trends, including behaviors that resulted in wasteful spending in the pharmacy benefit. In November 2012, we published the inaugural Drug Trend Quarterly, which marked the first quarterly report on drug spend and healthcare trends quarter by quarter. These reports and the results of our other studies are shared at our annual Outcomes Conference and are available on our website. We also present at other client forums, speak at professional meetings and publish in health-related journals.

Information Technology. Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems that are essential to our operations. Following the Merger, this department began movement toward a consolidated IT platform.

Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. Claims for our PBM segment are presently processed in the United States through systems that are managed and operated domestically by internal resources and an outsourced vendor. Canadian claims are processed through systems maintained and operated by IBM in Canada and managed by us. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.

Specialty pharmacy operations are supported by multiple pharmacy systems that are managed and operated internally.

We leverage outsourced vendor services to provide certain disaster recovery services for systems located at our data centers. For systems not covered by a third-party vendor arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.

Competition

There are a number of other PBMs in the United States against which we compete. Some of these are independent PBMs, such as Catamaran and MedImpact. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, OptumRx (owned by UnitedHealthcare) and Prime Therapeutics (owned by a collection of Blue Cross Blue Shield Plans). Some are owned by retail pharmacies, such as Caremark (owned by CVS). Wal-Mart Stores, Inc. may continue to engage in certain activities competitive with PBMs. We also compete against adjudicators, such as Argus. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts on prescription drugs with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business, including Medicare Part D, the ability to manage cost and quality of specialty drugs, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service we provide.

Government Regulation and Compliance

Many aspects of our businesses are regulated by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement and we maintain a comprehensive compliance program. We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation, regulations or enforcement initiatives may be enacted or taken in the future relating to our business or the healthcare industry in general, or what effect any such legislation, regulations or actions might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among the laws and regulations that may impact our business are the following:

Federal Healthcare Reform. In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”). The Health Reform Laws include numerous changes to many aspects of the United States healthcare system, including, but not limited to, additional enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, additional rules and obligations for health insurance providers, certain PBM transparency requirements related to the new healthcare insurance exchanges and expanded healthcare coverage for more Americans. While uncertainties still exist regarding implementation of many components of the Health Reform Laws and numerous anticipated regulations are yet to be issued, the Health Reform Laws may impact our business in a variety of ways. Impacts may include, but are not limited to, an increase in utilization of the pharmacy benefit by a newly enrolled population with an unknown risk profile, additional compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, increased data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges, the impact of general market reforms that prohibit the use of many factors traditionally used to establish premiums and other adjustments implemented by health plan sponsors and health insurance providers in response to marketplace changes arising in connection with the Health Reform Laws.

Medicare Part D. We participate in various ways in the federal Medicare Part D program created under MMA, and its implementing regulations and sub-regulatory program guidance (the “Part D Rules”) issued by CMS. Through our licensed insurance subsidiaries (i.e., Express Scripts Insurance Company (“ESIC”), Medco Containment Life Insurance Company of Pennsylvania and Medco Containment Life Insurance Company of New York), we operate as Part D PDP sponsors offering PDP coverage and services to our clients and Part D beneficiaries. We also, through our core PBM business, provide Part D-related products and services to other PDP sponsors, MA-PDPs and other employers and clients offering Part D benefits to Part D eligible beneficiaries.

Medicare Part B and Medicaid. We participate in the Medicare Part B program, which covers certain costs for services provided by Medicare participating physicians and suppliers and durable medical equipment. We also participate in many state Medicaid programs directly or indirectly through our clients that are Medicaid managed care contractors. We also perform certain Medicaid subrogation services for clients, which are regulated by federal and state laws.

Anti-Kickback Laws. Subject to certain exceptions and “safe harbors,” the federal anti-kickback statute generally prohibits, among other things, knowingly and willfully paying or offering any payment or other remuneration to induce a person to purchase, lease, order or arrange for (or recommend purchasing, leasing or ordering) items (including prescription drugs) or services reimbursable in whole or in part under Medicare, Medicaid or another federal healthcare program. Several states also have similar laws, some of which apply similar anti-kickback prohibitions to items or services reimbursable by non-governmental payors. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil fines and exclusion from participation in the federal and state healthcare programs.

The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with “product conversion” programs.

There are other anti-kickback laws that may be applicable, such as the Public Contracts Antikickback Act, the ERISA Health Plan Antikickback Statute and various other state anti-kickback restrictions.

Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery, specialty pharmacies, infusion pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of services. The Health Reform Laws also include several new civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the OIG under certain circumstances.

Prompt Pay Laws. Under Medicare Part D and certain state laws, PBMs or certain PBM clients are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations. It is anticipated that additional states will consider prompt pay legislation and we cannot predict which states will adopt such legislation or what effect it will have.

False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement or failure to return overpayments. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The Health Reform Laws also amended the federal anti-kickback laws to state that any claim submitted to a federal or state healthcare program which violates the anti-kickback law is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties. Criminal statutes that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Conviction under these statutes also may result in exclusion from participation in federal and state healthcare programs. Some states have also enacted laws similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

Government Procurement Regulations. As discussed above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations and Department of Defense FAR Supplement which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program which is administered by the Office of Personnel Management and contains various PBM standards, including PBM transparency standards.

Antitrust. The antitrust laws generally prohibit competitors from fixing prices, dividing markets and boycotting competitors, regardless of the size or market power of the companies involved. Further, antitrust laws generally prohibit other conduct that is found to restrain competition unreasonably, such as certain attempts to tie or bundle services together and certain exclusive dealing arrangements.

ERISA Regulation. The Employee Retirement Income Security Act of 1974 (“ERISA”) regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with respect to which we have agreements to provide PBM services. We believe that the conduct of our business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance that the U.S. Department of Labor (the “DOL”), which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or that courts would not reach such a ruling in private ERISA litigation.

In addition to its fiduciary provisions, federal law related to ERISA health plans imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes discussed above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare statutes. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain.

Employee benefit plans subject to ERISA are subject to certain rules, published by the DOL, relating to annual Form 5500 reporting obligations. The rules include reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. However, on February 4, 2010, the DOL issued two frequently asked questions that provide that discount and rebate revenue paid to PBMs by drug manufacturers generally need not be reported on a plan’s Form 5500 as indirect compensation, pending further guidance.

On December 7, 2010, the DOL held a public hearing regarding the disclosure obligations of service providers to welfare plans under section 408(b)(2) of ERISA. At this time, we are unable to predict whether regulations will be issued, the form of such regulations or the possible impact of such changes on our business practices.

State Fiduciary Legislation. Statutes have been introduced in several states that purport to declare that a PBM is a fiduciary with respect to its clients. We believe that the fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only two jurisdictions—Maine and the District of Columbia—have enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”), filed suits in federal courts in Maine and the District of Columbia alleging, among other things, that the statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. In 2011, Maine’s fiduciary law was repealed. In the District of Columbia case, the court granted in part PCMA’s motion for summary judgment finding that the

District of Columbia law was preempted by ERISA and that decision was affirmed by the United States Court of Appeals for the D.C. Circuit. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.

Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. Such statutes have also been cited as the basis for claims against PBMs either in civil litigation or pursuant to investigations by state Attorneys General. See “Part I — Item 3 — Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

Network Access Legislation. A majority of states now have some form of legislation affecting our ability, or our clients’ ability, to limit access to a pharmacy provider network or remove a provider from the network. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). We have not been materially affected by these statutes.

Certain states have also enacted legislation prohibiting certain PBM clients from imposing additional co-payments, deductibles, limitation on benefits, or other conditions (“Conditions”) on covered individuals utilizing a retail pharmacy when the same Conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the legislation requires that the retail pharmacy agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the amount of prescriptions filled through home delivery. It is anticipated that additional states will consider similar legislation and we cannot predict which states will adopt such legislation or what effect it will have.

Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as managed care organizations and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

Legislation and Regulation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

In addition, federal and state agencies and enforcement officials from time to time investigate pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing benchmark (published by a third party) used throughout the industry, including by us, as a basis for calculating drug prices under contracts with health plans and pharmacies. First DataBank and Medi-Span, two third-party AWP providers, were defendants in a class action suit in federal court in Boston alleging a conspiracy in the setting of AWP. The parties entered into a settlement agreement which received final approval by the court, and a roll-back of AWP prices for many drugs went into effect on September 26, 2009. First DataBank discontinued publishing AWP information in 2011, at which time we transitioned to use of Medi-Span information. This change did not materially impact our consolidated results of operations, consolidated financial position or consolidated cash flows from operations. Additional changes to or discontinuation of the AWP standard could alter the calculation of drug prices for federal programs and other contracts that use the standard. We are unable to predict whether any such changes will actually occur, and if so, whether such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 23.1% of the average manufacturer price (“AMP”) paid by retail community pharmacies or by wholesalers for products distributed to retail community pharmacies, or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations have been commenced by certain governmental entities which call into question whether a drug’s “best price” was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations or regulations in the future.

Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit various state and federal laws may regulate the PBM or its subsidiaries. Such laws may require, among other things that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include, for example, insurance laws, managed care organization laws and limited prepaid health service plan laws. These may apply, for example, to our licensed Medicare Part D subsidiaries (i.e., ESIC, Medco Containment Life Insurance Company of Pennsylvania and Medco Containment Life Insurance Company of New York) and other subsidiary insurance businesses.

Pharmacy Regulation. Our home delivery, specialty and infusion pharmacies are licensed to do business as a pharmacy in the state in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although some states require that we also comply with certain laws in that state. We believe we have registered each of our pharmacies in every state in which such registration is required and that we comply in all material respects with all required laws and regulations. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and, as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to the Medicare Part D program.

Other statutes and regulations affect our home delivery, specialty and infusion pharmacy operations, including the federal and state anti-kickback laws and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. The United States Postal Service has statutory authority to restrict the delivery of drugs and medicines through the mail to a degree that could have an adverse effect on our home delivery operations.

Other Licensure Laws. Many states have licensure or registration laws governing PBMs and certain types of managed care organizations and insurance companies, including, but not limited to, preferred provider organizations, third-party administrators and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs and insurance companies is often unclear. We have registered under such laws in those states in which we have concluded that such registration is required either due to our various PBM services or the activities of our licensed insurance subsidiaries. Moreover, we have received full accreditation for URAC Pharmacy Benefit Management version 2.0 Standards, which includes quality standards for drug utilization management. In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance and Medicare Part D regulations for PDP and MA-PDPs may affect the services we provide to such organizations.

Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states. In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have considered proposals to regulate PBMs and/or certain PBM activities, such as formulary development and utilization management. While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate. Certain states have adopted PBM registration and/or disclosure laws and we have registered under such laws and are complying with applicable disclosure requirements. In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs and client and provider audit terms. Other states are considering similar legislation, and as more states consider these bills it will be difficult to manage the distinct requirements of each.

FDA Regulations. The Health Reform Laws create a regulatory approval pathway for biosimilars (alternatively known as generics) for biological products and provide that an innovator biological product will be granted 12 years of exclusivity. At this time, we are unable to fully evaluate the impact of the changes to biosimilars to our business.

Our clinical research activities are also subject to a number of complex and stringent regulations affecting the biotechnology and pharmaceutical industries. We offer services relating to the conduct of clinical trials and the preparation of marketing applications and are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of these trials. In the United States, the Food and Drug Administration (“FDA”) governs these activities pursuant to the agency’s Good Clinical Practice regulations.

HIPAA and Other Privacy Legislation. Most of our activities involve the receipt or use of confidential health information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis purposes and, in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators. Various federal and state laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulate and restrict the use, disclosure and security of confidential health information, and new legislation is proposed from time to time in various states.

The HHS privacy and security regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The security regulations relate to the security of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. We are required to comply with certain aspects of the privacy, security and transaction standard regulations under HIPAA. As part of the American Recovery and Reinvestment Act signed into law on February 17, 2009, Congress adopted the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH significantly broadens many of the existing federal and security requirements under HIPAA and introduces more vigorous enforcement provisions and penalties for HIPAA violations. Like many other companies subject to HIPAA, the HITECH standards may have significant operational and legal consequences for our business.

We believe that we are in compliance in all material respects with HIPAA and other state privacy laws, to the extent they apply to us. To date, no patient privacy laws have been adopted that materially impact our ability to provide PBM and pharmacy services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.

Other Business Operations Services. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various Other Business Operations services. Of particular relevance are the federal and state anti-kickback laws, state pharmacy regulations and HIPAA, which are described above. In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances.

Service Marks and Trademarks

We, and our subsidiaries, have registered certain service marks including “EXPRESS SCRIPTS®,” “MEDCO®,” “CURASCRIPT®,” “ACCREDO®,” “CONSUMEROLOGY®,” “UBC®,” “MY RX CHOICES®” and “RATIONALMED®” with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filings and other legal requirements relating to the usage and renewal of service marks.

Insurance

Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our Other Business Operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages. Commercial insurance coverage is difficult to obtain and cost prohibitive, particularly for certain types of claims. As such, we may maintain significant self-insured retentions when deemed most appropriate and cost effective. We have established certain self-insurance accruals to cover potential claims. There can be no assurance we will be able to maintain our general, professional or managed care errors and omissions liability insurance coverage in the future or that such insurance coverage, together with our self-insurance accruals, will be adequate to cover potential future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees

As of December 31, 2012 and 2011, we employed approximately 30,215 and 13,120 employees, respectively, worldwide. Approximately 19.4% of the employees are members of collective bargaining units at December 31, 2012. Specifically, we employ members of the following unions:

•	Service Employees International Union

•	American Federation of State, County and Municipal Employees

•	United Food and Commercial Workers Union

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, American Federation of Labor – Congress of Industrial Organizations

•	Association of Managed Care Pharmacists

•	Guild for Professional Pharmacists

•	International Union of Operating Engineers

•	Retail, Wholesale and Department Store Union, United Food and Commercial Workers

Collective bargaining agreements covering these employees expire at various dates through December 2015. Nine collective bargaining agreements with various labor organizations will expire during 2013.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2013 are as follows:

Name	Age	Position
George Paz	57	Chairman, President and Chief Executive Officer
Jeffrey Hall	46	Executive Vice President and Chief Financial Officer
Keith Ebling	44	Executive Vice President, General Counsel and Secretary
Edward Ignaczak	47	Executive Vice President, Sales and Marketing
Patrick McNamee	53	Executive Vice President, Chief Operating Officer

Mr. Paz was elected a director of the Company in January 2004 and has served as Chairman of the Board since May 2006. Mr. Paz was elected President in October 2003 and also assumed the role Chief Executive Officer on April 1, 2005. Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998 and continued to serve as our Chief Financial Officer following his election to the office of President until his successor joined us in April 2004.

Mr. Hall was named Executive Vice President and Chief Financial Officer in April 2008. Prior to joining us, Mr. Hall worked for KLA-Tencor, a leading supplier of process control and yield management solutions. Mr. Hall joined KLA-Tencor in January 2000, serving in various positions including Senior Vice President and Chief Financial Officer.

Mr. Ebling was named Executive Vice President, General Counsel and Secretary in December 2008. Mr. Ebling served as Vice President of Business Development from April 2002 to December 2004 and from October 2007 to December 2008 and as Vice President and General Counsel of our CuraScript subsidiary from January 2005 to October 2007.

Mr. Ignaczak was named Executive Vice President, Sales and Marketing in May 2008. From November 2007, he served as Executive Vice President, Sales and Account Management. He was elected Senior Vice President, Sales and Account Management in December 2002. Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division from April 1998 to December 2002.

Mr. McNamee was named Executive Vice President and Chief Operating Officer in January 2010. Prior to this role, he served as Executive Vice President, Operations & Technology beginning in November 2007. He was elected Senior Vice President, Operations & Technology, with responsibility for Client & Patient Services and Information Technology in May 2007. Mr. McNamee joined us and was elected Senior Vice President and Chief Information Officer in February 2005. Prior to joining us, Mr. McNamee worked for Misys Healthcare Systems, a healthcare technology company, as President and General Manager, Physician Systems, from September 2003 to February 2005.

Available Information

We make available through our website (www.express-scripts.com) access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an Internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us). Information included on our website is not part of this annual report.

Forward Looking Statements and Associated Risks

Information we have included or incorporated by reference in this Annual Report on Form 10-K, and information which may be contained in our other filings with the Securities and Exchange Commission (“the SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause our actual results to differ materially from those contemplated by any forward looking statements, including, but not limited to, the risks associated with the following:

STANDARD OPERATING FACTORS

•

our ability to remain profitable in a very competitive marketplace depends upon our continued ability to attract and retain clients while maintaining our margins, to differentiate our products and services from those of our competitors in the marketplace, and to develop and cross-sell new products and services to our existing clients

•	our failure to anticipate and appropriately adapt to changes or trends within the rapidly changing healthcare industry

•

changes in applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources in order to comply or to make significant changes to our business operations

•

unfavorable or uncertain economic conditions, including high rates of unemployment, diminished health care benefits, lower levels of consumer expenditures on health care related expenses, increased client demands with respect to pricing or service levels, or disruptions in the credit markets

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices

•	uncertainties regarding the implementation of Health Reform Laws

•	significant changes within the pharmacy provider marketplace, including the loss of or adverse change in our relationship with one or more key pharmacy providers

•	our failure to execute on, or other issues arising under, certain key client contracts

•	changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D

•	our failure to effectively execute on strategic transactions or successfully integrate the business operations or achieve the anticipated benefits from any acquired businesses

•

uncertainty around realization of the anticipated benefits of the transaction with Medco, including the expected amount and timing of cost savings and operating synergies and a delay or difficulty in integrating the businesses of Express Scripts, Inc. and Medco or in retaining clients of the respective companies

•	the impact of our debt service obligations on the availability of funds for other business purposes, and the terms of and our required compliance with covenants relating to our indebtedness

•

a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service within our operations or the operations of such vendors

•	a failure to adequately protect confidential health information received and used in our business operations

•

the termination, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•	changes in industry pricing benchmarks

•

results in pending and future litigation or other proceedings which could subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives

•	regulatory, compliance, competition and tax risks inherent in our international operations

•	other risks described from time to time in our filings with the SEC

These and other relevant factors, including those risk factors in “Part I — Item 1A — Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand that it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

Item 1A — Risk Factors

General Risk Factors

We operate in a very competitive industry, which could compress our margins and impair our ability to attract and retain clients. Our failure to effectively differentiate our products and services from those of our competitors in the marketplace could magnify the impact of the competitive environment.

Our ability to remain competitive depends upon our continued ability to attract new clients and retain existing clients, as well as cross-sell additional products and services to our clients. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by customer demands, legislative and regulatory developments and other market factors. Competition in the PBM marketplace has historically caused many PBMs, including us, to reduce the prices charged for core services while sharing a greater portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. Increased client demand for lower pricing, increased revenue sharing, enhanced service offerings and higher service levels create pressure on our operating margins. We cannot assume that positive trends such as lower drug purchasing costs, increased generic usage, drug price inflation and increased rebates would offset these pressures in the future. Our inability to maintain these positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients which could negatively impact our margins and have a material adverse effect on our business and results of operations.

In addition, our clients are well informed and organized and can easily move between us and our competitors. Our client contracts are generally three years and our larger clients generally seek competing bids prior to the expiration of their contract. These factors together with the impact of the competitive marketplace or other significant differentiating factors between our products and services and those of our competitors may make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could materially and adversely affect our business and results of operations.

In the highly competitive PBM marketplace, the business offerings and reputations of our competitors can have a substantial impact on their ability to attract and retain clients. In order to remain competitive, we must therefore differentiate our business offerings by innovating and delivering products and services that demonstrate enhanced value to our clients, particularly in response to market changes from public policy. Furthermore, the reputational impact of a service-related event, or our failure to innovate and deliver products and services that demonstrate greater value to our clients, could affect our ability to grow and retain profitable clients which could have a material adverse effect on our business and results of operations.

The managed care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. If one or more of our managed care clients is acquired, and the acquiring entity is not a client, then we may be unable to retain all or a portion of the acquired business. If such acquisitions, individually or in the aggregate, are material, they could have a material adverse effect on our business and results of operations.

The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes or trends within the industry could have a negative impact on our ability to compete and adversely affect our business and the results of our operations.

We have designed our business model to compete within the current industry structure. However, any significant shifts in the structure of the PBM industry would likely affect the environment in which we compete. Our client contracts are generally three years and our pharmaceutical manufacturer and retail contracts are generally non-exclusive and terminable on relatively short notice by either party. Consequently, a large intra- or inter-industry merger, a new entrant or a new business model could alter the industry dynamics and adversely affect our ability to attract or retain clients. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

We operate in a complex and rapidly evolving regulatory environment. Changes in applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations, could require us to make significant changes to our business operations or result in the imposition of fines or penalties. Further, we may be required to spend significant resources in order to comply with new, changing or existing laws, rules and regulations.

Numerous state and federal laws, rules and regulations affect our business and operations and include, among others, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations

•	state insurance regulations applicable to our insurance subsidiaries

•	privacy and security laws and regulations, including those under HIPAA and HITECH

•	the Medicare prescription drug coverage rules

•	other Medicare and Medicaid reimbursement regulations, including subrogation

•	the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Laws”)

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws related to our pharmacy, pharmaceutical manufacturer and client relationships

•	international laws

These and other regulatory matters are discussed in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance” above.

We believe that we are operating our business in substantial compliance with all existing material legal requirements applicable to us. However, significant uncertainties exist regarding the application of many of these legal requirements to our business. From time to time, state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses and, consequently, we cannot provide any assurance that one or more of these agencies will not interpret or apply these legal requirements in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws, rules and regulations at the federal and state levels, many of which could materially affect aspects of our business or adversely affect our financial results. We are unable to predict whether additional federal or state legislation or regulatory initiatives relating to our business or the healthcare industry in general will be enacted in the future or what effect, if any, such legislation or regulations may have on us. Due to these uncertainties, we may be required to spend significant resources in connection with any such investigation or litigation or to comply with new or existing laws and regulations.

Various governmental agencies have conducted investigations and audits into certain PBM business practices. Many of these investigations and audits have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, such governmental investigations and audits may ultimately have on us or on the PBM industry in general (see “Part I — Item 3 — Legal Proceedings”). However, we may experience additional government scrutiny and audit activity related to Medco’s government program services, including audits that Accredo Health Group face or may face which result in payment or offset of prior reimbursement from the government.

The federal court in the District of Columbia recently overturned a previously enacted statute by the District of Columbia that purports to declare that a PBM is a fiduciary with respect to its clients (see “Part I — Item 1 — Business — Government Regulations and Compliance — State Fiduciary Legislation”). However, other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes, if enacted, may have on our business and financial results, nor can we predict how other courts may view such laws.

We face risks associated with general economic conditions.

Unfavorable and uncertain economic conditions may significantly and adversely affect our businesses and profitability in a variety of respects including:

•

our clients, or employers or other benefit providers served by our clients, may reduce or slow the growth of their workforce or covered membership, or may elect to discontinue or diminish provided benefits, which would result in a reduction in the number of members we serve

•

consumers may be less willing or able to incur health care related expenses, whether due to personal economic circumstances, reduction in the level of the health care benefit provided to the consumer or otherwise, which would result in lower than anticipated utilization

•

our clients, or potential clients, may increase demands and expectations with respect to pricing, rebates or service levels (including with respect to performance guarantees), which would impact margins, or our ability to obtain new clients or retain existing clients

•	our clients, or potential clients, may be less willing to purchase additional products and services from us, which would impact our financial performance

Unfavorable and uncertain economic conditions may also cause disruptions in the credit markets which could increase our cost of borrowing or make credit unavailable on acceptable terms to the extent we need additional funds. Such developments may adversely affect our business and results of operations.

Policies designed to manage healthcare costs or alter healthcare financing practices may adversely impact our business and our financial results.

From time to time, certain legislative and/or regulatory proposals are made which seek to manage the cost of healthcare, including prescription drug cost. Such proposals include “single-payer” government funded healthcare, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs and other significant healthcare reform proposals. We are unable to predict whether any such proposals will be enacted, or the specific terms thereof. Certain of these proposals, however, if enacted, may adversely impact our business and results of operations.

The implementation of the Health Reform Laws could have an adverse effect on our business and results of operations.

In March 2010, the federal government enacted the Health Reform Laws, which will be gradually phased in through 2020 (see “Part I — Item 1 — Business — Government Regulation and Compliance — Federal Healthcare Reform”). The Health Reform Laws contain many provisions that directly or indirectly apply to us, our clients, employers and benefit providers, pharmaceutical manufacturers, healthcare providers and others with whom we do business, including:

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

•	various health insurance taxes and fees

•

changes to the calculation of average manufacturer price (“AMP”) of drugs and an increase in the rebate amounts drug manufacturers must pay to states for drugs reimbursed by state Medicaid programs, including through Medicaid managed care organizations

•	imposition of new fees on pharmaceutical manufacturers and importers of brand-name prescription drugs

•	expansion of the 340B drug discount program, which limits the costs of certain outpatient drugs to qualified health centers and hospitals

•	risk adjustments, risk corridors and reinsurance requirements that affect certain of our clients

•	closing of the so-called donut hole under Medicare Part D by lowering beneficiary coinsurance amounts

•	elimination of the tax deduction for employers who receive Medicare Part D retiree drug subsidy payments

•	mandated changes to client plan designs

•	changes to certain healthcare fraud and abuse laws

The scope and ultimate effect of such provisions remains uncertain and we cannot predict the impact that any final implementation will have on our business and results of operations.

If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be impaired.

More than 67,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2012. The ten largest retail pharmacy chains represent approximately 60% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the entry of one or more large pharmacy chains into the PBM business, in addition to the current pharmacy chain competitors, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.

A substantial portion of our revenue is concentrated in certain significant client contracts and our failure to execute on, or other issues arising under, such contracts could adversely affect our financial results. Further, conditions or trends impacting certain of our key clients could result in a negative impact on our financial performance.

As described in greater detail in the discussion of our business in Item 1 above (see “Part I — Item 1 — Business — Clients”), we have long-term contracts with WellPoint, Inc. (“WellPoint”) and the United States Department of Defense (“DoD”). Our top 5 clients, including WellPoint and DoD, collectively represented 39.3% and 56.7% of our revenue during 2012 and 2011, respectively.

On July 21, 2011, Medco announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although Medco continued to provide services under an agreement, which expired on December 31, 2012. A transition agreement will be in place throughout 2013, during which time patients will move in tranches off of the Medco platform. In addition to UnitedHealth Group, other major clients representing approximately 13% of Medco’s net revenues for 2011 did not renew their contracts with Medco for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business.

If one or more of our large clients either terminates or does not renew a contract for any reason or otherwise renews a contract on terms that are less favorable to us, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.

If we are not able to replace lost business by generating new sales with comparable operating margins or successfully executing other corporate strategies, our revenues and results of operations could suffer. In addition, if certain of our key clients are negatively impacted by business conditions or other economic trends, or if such clients otherwise fail to successfully maintain or grow their business, our business and results of operations could be adversely impacted.

Regulatory or business changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

Certain of our subsidiaries have been approved to function as a Part-D prescription drug plan (“PDP”) sponsor for the purpose of making employer/union-only group waiver plans available for eligible clients and Medco’s insurance subsidiaries have been approved by CMS to participate in the Medicare Part D program as a national PDP sponsor that provides direct services to Medicare Part D eligible members. We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy and operations. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not materially adversely impact our business and results of operations.

Certain of our subsidiaries are subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. As insurers organized and licensed under applicable state laws, these subsidiaries are subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which they offer PDP services. As PDP sponsors, certain of our subsidiaries are required to comply with certain federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of federal funds made available through the Part D program by us, our affiliates or clients is subject to compliance with the Part D regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. If material contractual or regulatory non-compliance was to be identified, including, for example, during CMS audits or client audits in cases where we service PDP sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our financial results.

In addition, due to the availability of Medicare Part D, some of our employer clients may stop providing pharmacy benefit coverage to retirees, instead allowing retirees to choose their own Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would cause a decline in our membership base. Further, Medco’s Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of the demographics of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business.

Like many aspects of our business, the administration of the Medicare Part D program is complex and any failure to effectively execute the provisions of the Medicare Part D program may have an adverse effect on our financial position results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the Health Reform Laws. Additionally, as described above, the Health Reform Laws contain various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services.

We have historically engaged in strategic transactions, including the acquisition of other companies or businesses, and will likely engage in similar transactions in the future. Our failure to effectively execute on such transactions or to integrate any acquired businesses could adversely impact our operating results. Any such transactions will create significant transaction costs and require significant resources and management attention.

We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. These transactions typically involve the integration of core business operations and technology infrastructure platforms that require significant management attention and resources. A failure or delay in the integration process could have a material adverse affect on our financial results. In addition, such transactions may yield higher operating costs, greater customer attrition or more significant business disruption than anticipated. Further, even if we successfully integrate the business operations, there can be no assurance that a transaction will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within the anticipated time frame or an otherwise reasonable period of time.

Strategic transactions, including the pursuit of such transactions, often require us to incur significant up-front costs. These costs are typically non-recurring expenses related to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans. Although we would generally pursue the realization of efficiencies related to the integration of a business to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Difficulty in integrating the business of Express Scripts, Inc. and Medco or uncertainty around realization of the anticipated benefits of the Merger, including the expected amount and timing of cost savings and operating synergies and difficulty in retaining clients of the respective companies, could have a material adverse effect on our business and results of operations as well as a decline of our stock price.

The success of the Merger will depend, in part, on our ability to successfully complete the combination of ESI and Medco, and to fully realize the anticipated benefits from the combination, including synergies, cost savings, innovation and operational efficiencies. If we are unable to fully achieve these objectives within a reasonable amount of time, or at all, the anticipated benefits may not be fully realized or at all, or may take longer to fully realize than expected and the value of our common stock may decline.

The combination of Medco’s business and ESI’s business is a complex, costly and time-consuming process. The ongoing integration of the two companies has resulted, and may continue to result, in challenges, some of which may be material, including, without limitation:

•

the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the completion of the integration

•	managing a larger combined company

•	maintaining employee morale and retaining key management and other employees

•	the continuing integration of two unique corporate cultures

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing clients and attracting new clients on profitable terms

•	retaining long-term client relationships which comprise a substantial portion of our revenues

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations

•	coordinating geographically separate organizations

•	unanticipated issues in integrating information technology, communications and other systems

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company

•	unforeseen expenses or delays associated with the Merger

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy. Delays or issues encountered in the ongoing integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company and there can be no assurance that we will fully realize these anticipated benefits.

Further, we have incurred and will continue to incur significant costs in connection with the integration process. The substantial majority of these costs are non-recurring expenses related to the facilities and systems consolidation costs. We may also incur other unanticipated integration costs as well as costs to maintain employee morale and to retain key employees and additional costs related to formulating and revising integration plans.

If, among other things, we are unable to fully achieve the expected growth in earnings, or if our operational cost savings estimates are not fully realized, or if the integration costs are greater than expected, the market price of our common stock may decline. The market price also may decline if we do not fully achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the financial results of the combined company are not consistent with the expectations of financial or industry analysts.

Our debt service obligations reduce the funds available for other business purposes, and the terms and covenants relating to our indebtedness could adversely impact our financial performance and liquidity.

We currently have debt outstanding (see summary of indebtedness within Note 7 – Financing), including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. At December 31, 2012, we had $2,631.6 million of obligations which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $26.3 million (pre-tax), presuming that obligations subject to variable interest rates remained constant. Note, however, that as of December 31, 2012, cash on hand exceeds our variable rate obligations by $162.3 million.

We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which include limitations on our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants under our credit agreement also include, among others, a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy one or more of the covenants under our credit agreement or the senior notes indentures, we would be in default under the credit agreement and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 7 – Financing to our consolidated financial statements included in Part II — Item 8 of this Annual Report on Form 10-K.

Our ability to conduct operations depends on the security and stability of our technology infrastructure as well as the effectiveness of, and our ability to execute, business continuity plans across our operations. A failure in the security of our technology infrastructure or a significant disruption in service within our operations could materially adversely affect our business and results of operations.

We maintain, and are dependent on, a technology infrastructure platform that is essential for many aspects of our business operations. We have many different information systems and have acquired additional information systems as a result of the Merger. It is imperative that we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. However, any failure to protect against a security breach or a disruption in service could negatively impact our reputation and materially adversely impact our business operations and our results of operations. Our technology infrastructure platform requires significant resources to maintain and enhance systems in order to keep pace with continuing changes as well as evolving industry and regulatory standards. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. From time to time, we may obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform or protect against a security breach or service disruption. In the event we or our vendors experience:

•	a malfunction in business processes

•	security breaches (including from cyber- or phishing-attacks)

•	failure to maintain effective and up-to-date information systems or

•	otherwise experience unauthorized or non-compliant actions by any individual

We could incur disruptions to our business operations or negative impacts to patient safety, customer and member disputes, damage to our reputation, exposures to risk of loss, litigation or regulatory violations, increased administrative expenses or other adverse consequences.

We operate dispensing pharmacies, call centers, data centers and corporate facilities that depend on the security and stability of our technology infrastructure. Our technology infrastructure could be disrupted by any number of events including a general failure of the technology, malfunction of business process or a disaster or other catastrophic event. Such disruptions could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities or to this infrastructure could have a material adverse effect on our business and results of operations.

Our business operations involve the substantial receipt and use of confidential health information concerning individuals and a failure to adequately protect such information could have a material adverse effect on our business and results of operations.

Most of our activities involve the receipt or use of protected health information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such data to pharmaceutical manufacturers and third party data aggregators. There is currently substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, the Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively HIPAA) impose extensive requirements governing the transmission, use and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers and other payors. Many of these obligations were expanded under the Health Information and Technology for Economic and Clinical Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to state or federal statutes or regulations may result in criminal penalties and civil sanctions. These and future regulations and legislation severely restricting or prohibiting our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to confidentiality or dissemination or use of protected health information, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.

If we lose our relationship with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with numerous pharmaceutical manufacturers which provide us with, among other things:

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

If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers or we are otherwise unable to renew such contracts on favorable terms, our business and results of operations could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations, relating to any of these programs could materially adversely affect our business and results of operations.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP,” which is published by a third party as a benchmark to establish pricing for prescription drugs. In 2011, First DataBank, a significant provider of AWP information, discontinued publishing such information. This and other recent events have raised uncertainties as to whether certain third parties will continue to publish AWP, which may result in the inability of payors, pharmacy providers, PBMs and others in the prescription drug industry to continue to utilize AWP as a pricing benchmark as it has previously been calculated. In the event that AWP is no longer published or if we adopt other pricing benchmarks for establishing prices within the industry, we can give no assurance that the short- or long-term impact of such changes to industry pricing benchmarks will not have a material adverse effect on our business and results of operations.

Legislation and other regulations affecting drug prices are discussed in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance — Legislation and Regulation Affecting Drug Prices” above.

Pending and future litigation or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, either of which could have a material adverse effect on our business and results of operations.

We are subject to risks relating to litigation, enforcement action, regulatory proceedings, and other similar actions in connection with our business operations, including without limitation the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering and our pharmaceutical services operations. A list of the significant proceedings pending against us is included under “Part I — Item 3 — Legal Proceedings,” including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceedings. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.

Commercial liability insurance coverage continues to be difficult to obtain for companies in our business sector, as such insurance can cause unexpected volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance accruals to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. However, there can be no assurance that such accruals will cover actual losses or that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance accruals, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and results of operations.

We face significant competition in attracting and retaining talented employees. Further, managing succession and retention for our Chief Executive Officer and other key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.

We believe that our ability to attract and retain a qualified and experienced workforce is essential to meet current and future goals and objectives. There is no guarantee that we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business and results of operations.

Our failure to adequately plan for succession of our Chief Executive Officer, senior management and other key employees could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us.

Our international operations subject us to certain regulatory, compliance, competition, tax and other risks, which could have a material adverse effect on our business.

UBC operates in various countries throughout the world and our other international operations include operations in Canada and nursing and other clinical services provided in Europe. The clinical research services provided by UBC depend on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and our reputation for independent, high-quality scientific research and evidence development. In addition, there are risks inherent in our international operations, including, without limitation (1) vigorous regulation of the biotechnology and pharmaceutical industries; (2) compliance with a variety of ever-changing foreign laws and regulations, some of which may conflict with one another; (3) difficulty of enforcing agreements, intellectual property rights and collection of receivables abroad; (4) tax rates, withholding requirements, the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation; (5) complexities of managing a multinational organization; (6) general economic and political conditions or terrorist activities in foreign countries; (7) exchange rate fluctuations; and (8) longer payment cycles of foreign customers. Further, there can be no assurance that foreign governments will not enact legislation, impose restrictions or adopt interpretations of existing laws, rules or regulations that could have a material adverse effect on our business and results of operations.

Item 1B — Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 — Properties

We operate our United States and Canadian PBM and Other Business Operations segments out of leased and owned facilities throughout the United States and Canada. As of December 31, 2012, our PBM segment consists of 132 owned or leased facilities throughout the United States and 4 owned or leased facilities throughout Canada. For our Other Business Operations segment, as of December 31, 2012, we owned or leased 39 facilities throughout the United States, and owned or leased 4 facilities in Europe. Our existing facilities from continuing operations comprise approximately 6.4 million square feet in the aggregate.

Our St. Louis, Missouri facility houses our corporate headquarters offices and accommodates our executive and corporate functions.

Our PBM home delivery pharmacy operations consist of 14 prescription order processing pharmacies that are located throughout the United States, 8 contact centers and 8 mail order dispensing pharmacies. We also have 11 Specialty Pharmacy home delivery pharmacies and 77 specialty branch pharmacies.

In the first quarter of 2011, we ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. We currently maintain the location and all necessary permits and licenses to be able to utilize the facility for business continuity purposes.

We believe our facilities generally have been well maintained, are in good operating condition and have adequate capacity to meet our current business needs.

Item 3 – Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results.

These matters are:

•

Multi-District Litigation—On April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings, including the following remaining cases: Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); 1978 Retired Construction Workers Benefit Plan (Nagle) v. Express Scripts, Inc. (Civil Action No. 4:06-CV01156 for the United States District Court for the Eastern District of Missouri) (filed August 1, 2006); Fulton Fish Market Welfare Fund (Circillo) v. Express Scripts, Inc. (Civil Action No. 4:06-cv-01458 for United States District Court for the Eastern District of Missouri) (filed October 3, 2006); Philadelphia Corporation for the Aging v. Benecard Services, Inc., et al. (Civil Action No. 06CV2331 for the United States District Court Eastern District of Pennsylvania) (filed June 2, 2006); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005); and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1:08-cv-323 (GLS/DRH), United States District Court for the Northern District of New York) (filed February 18, 2008) . Under these cases, the plaintiffs assert that certain of the business practices of Express Scripts, Inc. and its subsidiaries (“ESI”), including those relating to ESI’s contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to ESI’s retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the Court in its entirety. Additionally, ESI’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part in Minshew v. Express Scripts, Inc., et al. (No. 4:02-cv-1503-HEA, United States District Court for the Eastern District of Missouri) (filed December 12, 2001), which was subsequently dismissed on July 21, 2011. The Court found that ESI was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The Court, in partially granting plaintiffs’ motion for summary judgment, found that ESI was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. On February 16, 2010, in accordance with the schedule under the case management order, plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was the PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. On January 28, 2011, NPA filed a cross motion for summary judgment seeking a ruling that it was not a fiduciary under common law. We are awaiting the court’s ruling on these pending motions.

•

Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California). On December 12, 2002, a complaint was filed against ESI and NextRX LLC f/k/a Anthem Prescription Management LLC and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds is currently on appeal to the Ninth Circuit. Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, ESI filed a petition for rehearing en banc requesting the Ninth Circuit reconsider its ruling on defendants’ motion to dismiss, which was granted on October 31, 2011. On June 6, 2012, an en banc panel of the Ninth Circuit Court of Appeals issued a decision certifying the question of constitutionality of California Civil Code Section 2527 to the California Supreme Court, requesting the Supreme Court of California to consider the issue and make a ruling. On July 18, 2012, the California Supreme Court granted the certification request. We await a ruling by the state’s highest court.

•

In re: PBM Antitrust Litigation (Civ. No. 2:06-MD-1782-JF, United States District Court for the Eastern District of Pennsylvania). In August 2003, Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (Civ. No. 2:03-4730, United States District Court for the Eastern District of Pennsylvania) was filed against Merck & Co., Inc. (“Merck”) and Medco. Plaintiffs moved for class certification to represent a national class of retail pharmacies and allege that Medco conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that, through conspiracy, Medco has engaged in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. Plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (Civil Action No. 2:06-MD-1782-JF, United States District Court for the Northern District of Alabama), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003). This case purports to be a class action against ESI and Medco on behalf of independent pharmacies within the United States. The complaint alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. Plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification against ESI and Medco was granted on March 3, 2006. ESI filed a motion to decertify the class on January 16, 2007, which has been fully briefed and argued. The case remained dormant until April 19, 2011, when it was reassigned to a new judge and the parties were ordered to submit supplemental briefing on the issue of class certification. Supplemental briefing was completed on August 26, 2011. Oral argument of all the class certification motions was heard on January 26, 2012, and the court took ESI’s motion under submission. Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. (Civ. No. 3:05-5108, United States District Court for the Northern District of California) (filed December 9, 2005) was filed against Medco and Merck. Plaintiffs seek to represent a class of all pharmacies and pharmacists that contracted with Medco and California pharmacies that indirectly purchased prescription drugs from Merck and make factual allegations similar to those in the Alameda Drug Company action discussed below. Plaintiffs assert claims for violation of the Sherman Act, California antitrust law and California law prohibiting unfair business practices. Relief demanded includes, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. The Brady Enterprises, North Jackson Pharmacy, and Mike’s Medical Center Pharmacy cases were transferred to the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation on August 24, 2006.

•

Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. (Case No. CGC-04-428109, Superior Court of San Francisco, California) (filed January 20, 2004). Plaintiffs filed this lawsuit against Medco and Merck seeking certification of a class of all California pharmacies that contracted with Medco and that indirectly purchased prescription drugs from Merck. Plaintiffs allege, among other things, that since at least the expiration of a 1995 consent injunction entered by the United States District Court for the Northern District of California, Medco failed to maintain an Open Formulary (as defined in the consent injunction), and that Medco and Merck failed to prevent nonpublic information received from competitors of Medco and Merck from being disclosed to each other. Plaintiffs further claim that, as a result of these alleged practices, Medco increased its market share and artificially reduced the level of reimbursement to the retail pharmacy class members and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with Medco were fixed above competitive levels. Plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices and assert that Medco acted as a purchasing agent for its plan sponsor customers in order to suppress competition. Plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. This case has been stayed pending a ruling on the class certification issues pending before the court in the consolidated action, In re: PBM Antitrust Litigation, discussed above.

•

National Association of Chain Drug Stores, et al. v. Express Scripts, Inc. and Medco Health Solutions, Inc. (Case No. 2:05-mc-02025, United States District Court for the Western District of Pennsylvania). On March 29, 2012, two pharmacy trade groups and several retail pharmacies filed a lawsuit seeking a preliminary injunction to prohibit the merger between ESI and Medco. The Court held a hearing on plaintiffs’ motion for preliminary injunction and ESI’s motion to dismiss on April 10, 2012. On April 25, 2012, the Court denied plaintiffs’ motion for preliminary injunction. On August 27, 2012, the Court granted ESI’s motion to dismiss in part and denied it in part, allowing plaintiffs to re-file. On September 10, 2012, a pharmacy association, a specialty pharmacy and a pharmacy wholesaler filed an amended complaint alleging antitrust violations as a result of the merger between Express Scripts and Medco. On October 29, 2012, ESI filed a motion to dismiss the amended complaint, which plaintiffs opposed in briefings filed on December 3, 2012.

•

United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (Cause No. 08-14201-CIV-Graham/Lynch, United States District Court for the Southern District of Florida) (filed June 9, 2008). This is an unsealed, qui tam matter which relates to PolyMedica Corporation, a former Medco subsidiary, in which the government has declined to intervene. The case is proceeding as a civil lawsuit, although the government could decide to intervene at any point during the course of the litigation. The complaint alleges that the Polymedica companies violated the False Claims Act through its accounting practices of applying invoice payments to accounts receivable. On July 21, 2010, the United States District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs filed an amended complaint that was dismissed with prejudice on October 22, 2010. Plaintiffs appealed the dismissal of two counts of the complaint and, on February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the United States District Court for the Southern District of Florida to reinstate those two claims. On December 3, 2012, Medco sold the PolyMedica Corporation and its subsidiaries, including all its assets and liabilities, to FGST Investments, Inc. The case is set for trial on May 27, 2013.

•

United States ex rel. David Morgan v. Express Scripts, Inc. and Medco Health Solutions, Inc. et al. (Case No. 05-cv-1714 (HAA) (United States District Court for the District of New Jersey). This is an unsealed qui tam matter against ESI, Medco and other defendants. The government has declined to intervene against defendants and the matter was unsealed on December 21, 2012. The qui tam relator served the Third Amended Complaint on the Company on January 3, 2013. Relator alleges claims under the federal False Claims Act and the false claims acts of twenty-two states. The allegations asserted by relator deal primarily with an alleged conspiracy among other defendants to inflate the published Average Wholesale Price (“AWP”) of certain drugs. Relator generally alleges that ESI and Medco were aware of the alleged AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the alleged AWP inflation to their government health care program customers in violation of an alleged fiduciary duty and/or in violation of alleged contractual obligations. Relator also alleges that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment.

•

In July 2011, Medco received a subpoena duces tecum from the United States Department of Justice, District of Delaware, requesting information from Medco concerning its arrangements with Astra Zeneca concerning four Astra Zeneca drugs. The Company is cooperating with the inquiry. The Company is not able to predict with certainty the timing or outcome of this matter.

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

In addition to the foregoing matters, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.

Item 4 — Mine Safety Disclosures

Not applicable.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ESRX.” The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. Note that prices for the period before April 2, 2012 relate to the common stock of ESI and the prices for the period after April 2, 2012 relate to the common stock of Express Scripts.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
Common Stock
First Quarter	$55.34	$45.66	$58.77	$50.91
Second Quarter	58.98	50.31	60.89	52.27
Third Quarter	64.46	53.61	57.47	37.06
Fourth Quarter	66.06	49.79	48.39	34.47

Holders. As of December 31, 2012, there were 63,776 stockholders of record of our common stock. We estimate that there are approximately 677,224 beneficial owners of our common stock.

Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering and does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility contain certain restrictions on our ability to declare or pay cash dividends, as discussed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Bank Credit Facility.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ESI had a stock repurchase program, originally announced on October 25, 1996. Treasury shares were carried at first in, first out cost.

Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. The Board of Directors of the Company has not adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results for the year ended December 31, 2012 reflect the discontinued operations of Europa Apotheek Venlo B.V. (“EAV”), United BioSource Corporation (“UBC”) and our operations in Europe. Results for the years ended December 31, 2009 and 2008 have been adjusted for the discontinued operations of Phoenix Marketing Group (“PMG”).

(in millions, except per share data)	2012(1)	2011	2010	2009(2)	2008(3)
Statement of Operations Data (for the Year Ended December 31):
Revenues(4)	$93,858.1	$46,128.3	$44,973.2	$24,722.3	$21,941.2
Cost of revenues(4)	86,527.9	42,918.4	42,015.0	22,298.3	19,910.6

Gross profit	7,330.2	3,209.9	2,958.2	2,424.0	2,030.6
Selling, general and administrative	4,545.7	895.5	887.3	926.5	756.3

Operating income	2,784.5	2,314.4	2,070.9	1,497.5	1,274.3
Other expense, net	(593.5)	(287.3)	(162.2)	(189.1)	(66.9)

Income before income taxes	2,191.0	2,027.1	1,908.7	1,308.4	1,207.4
Provision for income taxes	833.3	748.6	704.1	481.8	431.5

Net income from continuing operations	1,357.7	1,278.5	1,204.6	826.6	775.9
Net (loss) income from discontinued operations, net of tax(5)	(27.6)	—	(23.4)	1.0	0.2

Net income	1,330.1	1,278.5	1,181.2	827.6	776.1
Less: Net income attributable to non-controlling interest	17.2	2.7	—	—	—

Net income attributable to Express Scripts	$1,312.9	$1,275.8	$1,181.2	$827.6	$776.1

Weighted-average shares outstanding:(6)
Basic:	731.3	500.9	538.5	527.0	497.8
Diluted:	747.3	505.0	544.0	532.2	503.6

Basic earnings (loss) per share:(6)
Continuing operations attributable to Express Scripts	$1.83	$2.55	$2.24	$1.57	$1.56
Discontinued operations attributable to Express Scripts(5)	(0.04)	—	(0.04)	—	—
Net earnings attributable to Express Scripts	1.80	2.55	2.19	1.57	1.56

Diluted earnings (loss) per share:(6)
Continuing operations attributable to Express Scripts	$1.79	$2.53	$2.21	$1.55	$1.54
Discontinued operations attributable to Express Scripts(5)	(0.04)	—	(0.04)	—	—
Net earnings attributable to Express Scripts	1.76	2.53	2.17	1.56	1.54

Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$1,340.5	$1,275.8	$1,204.6	$826.6	$775.9
Discontinued operations, net of tax	(27.6)	—	(23.4)	1.0	0.2

Net income attributable to Express Scripts shareholders	$1,312.9	$1,275.8	$1,181.2	$827.6	$776.1

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$2,793.9	$5,620.1	$523.7	$1,070.4	$530.7
Working (deficit) capital	(2,300.5)	2,599.9	(975.9)	(1,313.3)	(677.9)
Total assets	58,111.2	15,607.0	10,557.8	11,931.2	5,509.2
Debt:
Short-term debt	934.9	999.9	0.1	1,340.1	420.0
Long-term debt	14,980.1	7,076.4	2,493.7	2,492.5	1,340.3
Stockholders’ equity	23,395.7	2,475.3	3,606.6	3,551.8	1,078.2
Network pharmacy claims processed(7)(8)	1,020.7	600.4	602.0	404.3	379.6

Home delivery, specialty pharmacy, and other prescriptions filled(7)(9)	129.1	53.4	54.1	45.0	45.1

Total claims(7)	1,149.8	653.8	656.1	449.3	424.7
Total adjusted claims(7)(10)	1,395.7	751.5	753.9	530.6	506.3

Cash flows provided by operating activities—continuing operations	$4,752.2	$2,193.1	$2,105.1	$1,752.0	$1,091.1
Cash flows used in investing activities—continuing operations	(10,429.1)	(123.9)	(145.1)	(4,820.5)	(318.6)
Cash flows provided by (used in) financing activities—continuing operations	2,850.4	3,029.4	(2,523.0)	3,587.0	(680.4)
EBITDA from continuing operations(11)	4,639.9	2,565.1	2,315.6	1,604.2	1,368.4

(1)	Includes the acquisition of Medco effective April 2, 2012.
(2)	Includes the acquisition of NextRx effective December 1, 2009.
(3)	Includes the acquisition of MSC effective July 22, 2008.
(4)	Includes retail pharmacy co-payments of $11,668.6, $5,786.6, $6,181.4, $3,132.1 and $3,153.6 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(5)	Primarily consists of the results of operations from the discontinued operations of EAV, UBC, Europe and PMG. EAV, UBC and European operations were classified as discontinued operations in the fourth quarter of 2012. PMG was classified as discontinued operations in the second quarter of 2010.
(6)	Earnings per share and weighted-average shares outstanding have been restated to reflect the two-for-one stock split effective June 8, 2010.
(7)	Prior to the Merger, ESI and Medco historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology used by the Company. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.
(8)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.
(9)	These claims include home delivery, specialty and other claims including: (a) drugs distributed through patient assistance programs; (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers; and (c) FreedomFP claims.
(10)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.
(11)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

We have provided below a reconciliation of Adjusted EBITDA from continuing operations to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations

	Year Ended December 31,
(in millions, except per claim data)	2012	2011	2010	2009	2008
Net income attributable to Express Scripts	$1,312.9	$1,275.8	$1,181.2	$827.6	$776.1
Less: Net (income) loss from discontinued operations, net of tax	27.6	—	23.4	(1.0)	(0.2)

Net income from continuing operations	1,340.5	1,275.8	1,204.6	826.6	775.9
Income taxes	833.3	748.6	704.1	481.8	431.5
Depreciation and amortization	1,872.6	253.4	244.7	106.7	94.1
Interest expense, net	608.4	287.3	162.2	189.1	64.6
Equity income from joint venture	(14.9)	—	—	—	0.3
Non-operating charges, net	—	—	—	—	2.0

EBITDA from continuing operations	4,639.9	2,565.1	2,315.6	1,604.2	1,368.4
Adjustments to EBITDA from continuing operations
Transaction and integration costs	755.1	62.5	122.6	68.6	—
Accrual related to client contractual dispute	—	30.0	—	—	—
Benefit related to client contract amendment	—	—	(30.0)	—	—
Legal settlement	—	—	—	35.0	—
Benefit from insurance recovery	—	—	—	(15.0)	—

Adjusted EBITDA from continuing operations	5,395.0	2,657.6	2,408.2	1,692.8	1,368.4

Adjusted EBITDA per adjusted claim(1)	$3.87	$3.54	$3.19	$3.19	$2.70

(1)	We calculate and use adjusted EBITDA from continuing operations per adjusted claim as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, adjusted EBITDA from continuing operations per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance and our ability to incur and service debt and make capital expenditures. We have calculated adjusted EBITDA from continuing operations excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA from continuing operations per adjusted claim is calculated by dividing adjusted EBITDA from continuing operations by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA from continuing operations performance on a per-unit basis, providing insight into the cash-generating potential of each claim. Adjusted EBITDA from continuing operations and, as a result, adjusted EBITDA from continuing operations per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011 The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for the years ended December 31, 2011 and 2010 and for the period beginning January 1, 2012 through April 1, 2012. References to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.

As the largest full-service pharmacy benefit management (“PBM”) company, we provide healthcare management and administration services on behalf of our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our other international retail network pharmacy management business (which has been substantially shut down as of December 31, 2012) was reorganized from our PBM segment into our Other Business Operations. During the third quarter of 2011 we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physician offices, bio-pharma services, fertility services to providers and patients and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.

Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective, and affordable use of medicines.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 99.0% of revenues for the year ended December 31, 2012 as compared to 99.4% for both of the years ended December 31, 2011 and 2010.

MERGER TRANSACTION

As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the Nasdaq stock exchange. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stock holders owned approximately 41%.

RECENT DEVELOPMENTS

As previously noted in ESI’s Annual Report on Form 10-K for the year ended December 31, 2011, the contract with Walgreen Co. (“Walgreens”) expired on December 31, 2011. Prior to expiration of the contract with Walgreens, ESI provided a full array of tools and resources to help members efficiently transfer prescriptions to other conveniently located pharmacies. As announced on July 19, 2012, Express Scripts and Walgreens reached a multi-year pharmacy network agreement with rates and terms under which Walgreens participates in the broadest Express Scripts retail pharmacy network available to new and existing clients, as of September 15, 2012. Express Scripts helped to provide a smooth transition for those plan sponsors who include Walgreens’ pharmacies in their network.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in 2012 compared to prior periods continue to be driven by the addition of Medco to our book of business on April 2, 2012. The Merger impacted all components of our financial statements, including our revenues, expenses and profits, the consolidated balance sheet and claims volumes. Our results reflect the ability to successfully achieve synergies throughout the

Merger. Our results also reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also benefited from better management of ingredient costs through renegotiation of supplier contracts and increased competition among generic manufacturers, as well as a higher generic fill rate (78.5% in 2012 compared to 74.2% in 2011 for ESI on a stand-alone basis).

We anticipate that the ongoing macroeconomic environment—specifically, the prolonged stagnant business climate and weak employment outlook, among other factors—will have a negative impact on our results in future quarters, with lower membership and utilization resulting from in-group attrition at the client level and continued low utilization rates generally. We will also face challenges due to various marketplace forces which affect pricing and plan structures, as well as increasing client demands and expectations. However, we expect that the ongoing positive trends in our business, including lower drug purchasing costs, increased generic usage and greater productivity associated with the Merger, will continue to more than offset these negative factors, allowing us to continue to generate growth and improvements in our results of operations in the future, although such negative factors will temper our growth rate over the near term. While we continue to expect positive performance in the future, we also expect variability in claims volume due to, among other things, the timing of the departure of UnitedHealth Group. This variability, coupled with other contractual revenue streams, may cause our performance trends quarter over quarter to differ relative to historical periods.

As the regulatory environment evolves, we plan to continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for changes to Medicare regulations and the implementation of Patient Protection and Affordable Care Act, as amended by the Health Reform Laws.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. The accounting policies described below represent those policies that management believes most impact our consolidated financial statements, are important for an understanding of our results of operations or require management to make difficult, subjective or complex judgments. This should be read in conjunction with Note 1 – Summary of significant accounting policies and with the other notes to the consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS

ACCOUNTING POLICY

Goodwill and intangible asset balances arise primarily from the allocation of the purchase price of businesses acquired based on the fair market value of assets acquired and liabilities assumed on the date of the acquisition. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management.

In the fourth quarter of 2011, we elected to early adopt new guidance related to goodwill impairment testing, which simplifies how an entity tests goodwill for impairment. The new guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:

•	macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets

•	industry and market considerations, such as a deterioration in the environment in which an entity operates

•	cost factors, such as an increase in pharmaceuticals, labor or other costs

•	overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue

•	other relevant entity-specific events, such as material changes in management or key personnel

•	events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets, including acquisitions and dispositions

•	impacts of a sustained decrease in the share price, considered in both absolute terms and relative to peers

The examples noted above are not all-inclusive, and the Company shall consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the first step of the goodwill impairment test.

If we perform Step 1, the measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s net assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include, but are not limited to, earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.

Due to the significant level of change this fiscal year as a result of the Merger, we did not perform a qualitative assessment for any of our reporting units, and instead began with Step 1 of the goodwill impairment analysis, as allowed under the new guidance. No impairment charges were recorded as a result of our annual impairment test. However, an impairment charge of $2.0 million was recorded in the third quarter of 2012 associated with our subsidiary Europa Apotheek Venlo B.V. (“EAV”), based on a change in business environment related to an adverse court ruling by the German high court in August 2012 and the expected disposal of EAV as a result of the ruling. No other goodwill impairment charges existed for any of our other reporting units at December 31, 2012 or December 31, 2011.

Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with WellPoint, Inc. (“WellPoint”) under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco are being amortized using a modified pattern of benefit method over an estimated useful life of 1.75 to 15.75 years, respectively. All other intangible assets, excluding legacy ESI trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles, 10 years for trade names and 2 to 30 years for other intangible assets (see Note 6 – Goodwill and other intangibles).

In the third quarter of 2012, upon reassessment of the carrying values of assets and liabilities of EAV based on the events described above, we recorded impairment charges associated with this line of business totaling $9.5 million of intangibles assets. The write-off of intangible assets was comprised of customer relationships with a carrying value of $3.6 million (gross value of $5.0 million less accumulated amortization of $1.4 million) and trade names with a carrying value of $5.9 million (gross value of $7.0 million less accumulated amortization of $1.1 million). EAV was subsequently sold on December 4, 2012.

In the third quarter of 2012, as a result of our plan to dispose of our PolyMedica Corporation (“Liberty”) line of business, an impairment charge totaling $23.0 million was recorded against intangible assets to reflect fair value. The write-down was comprised of customer relationships with a carrying value of $24.2 million (gross value of $35.0 million less accumulated amortization of $10.8 million) and trade names with a carrying value of $6.6 million ($7.0 million less accumulated amortization of $0.4 million). This charge was allocated to these assets on a pro rata basis using the carrying values as of September 30, 2012. Liberty was subsequently sold on December 3, 2012.

FACTORS AFFECTING ESTIMATE

The fair values of reporting units, asset groups or acquired businesses are measured based on market prices, when available. When market prices are not available, we estimate fair value using the income approach and/or the market approach. The income approach uses cash flow projections which require inputs and assumptions that reflect current market conditions as well as management judgment. We base our fair values on projected financial information which we believe to be reasonable. However, actual results may differ from those projections, and those differences may be material.

The key assumptions included in our income approach include, but are not limited to, earnings growth rates, discount rates and inflation rates. Assessment of these factors could be impacted by internal factors and/or external economic conditions. We performed various sensitivity analyses on the key assumptions which did not indicate any potential impairment.

CONTRACTUAL GUARANTEES

ACCOUNTING POLICY

Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period, and accruals are recorded if we determine that our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients.

FACTORS AFFECTING ESTIMATE

The factors that could impact our estimates of guarantees expense and guarantees payable are as follows:

•

differences between the rates guaranteed by us to clients and rates contracted by us with pharmacies in our retail networks or with pharmaceutical manufacturers for drugs dispensed from our home delivery pharmacies

•	changes in drug utilization patterns, including the mix of brand and generic drugs as well as utilization of our home delivery pharmacy

ALLOWANCE FOR DOUBTFUL ACCOUNTS

ACCOUNTING POLICY

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance.

FACTORS AFFECTING ESTIMATE

We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers’ financial condition.

SELF-INSURANCE ACCRUALS

ACCOUNTING POLICY

We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative Financial Accounting Standards Board (“FASB”) guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.

FACTORS AFFECTING ESTIMATE

Self-insurance accruals are based on management’s estimates of the costs to defend legal claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. Actuaries do not have a significant history with the PBM industry. Therefore, changes to assumptions used in the development of these accruals can affect net income in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate. The self-insurance accruals and changes in those estimates have not been material to the financial statements for the periods presented herein.

REBATE ACCOUNTING

ACCOUNTING POLICY

We administer ESI’s rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages. In connection with the Merger, we are administering Medco’s market share performance rebate program. Estimates for rebates receivable are accrued monthly based on the terms of the applicable contract, historical data, and current utilization. These estimates are adjusted to actual when amounts are paid to clients.

FACTORS AFFECTING ESTIMATE

The factors that could impact our estimates of rebates, rebates receivable and rebates payable are as follows:

•	differences between estimated allocation percentages and actual rebate allocation percentages

•	drug patent expirations

•	changes in drug utilization patterns

INCOME TAXES

ACCOUNTING POLICY

Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. We evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.

FACTORS AFFECTING ESTIMATE

The factors that could impact our estimates of deferred tax assets and liabilities are as follows:

•	likelihood of being sustained upon audit based on the technical merits of the tax position

•	assumed interest and penalties associated with uncertain tax positions

OTHER ACCOUNTING POLICIES

We consider the following information about revenue recognition policies important for an understanding of our results of operations:

PRESCRIPTION DRUG REVENUES

Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price (ingredient cost plus dispensing fee) we have contracted with these clients as revenue, including member co-payments to pharmacies.

Revenues from dispensing prescriptions from our home delivery and specialty pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve. At the time of shipment, we have performed substantially all of our obligations under the customer contracts and do not experience a significant level of reshipments or returns.

REBATES AND ADMINISTRATIVE FEES

When we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claims processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.

When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.

We distribute pharmaceuticals in connection with our management of patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients.

We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.

MEDICARE PRESCRIPTION DRUG PROGRAM

Our revenues include premiums associated with our Medicare prescription drug program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the Centers for Medicare & Medicaid Services (“CMS”)-sponsored Medicare Part D Prescription Drug Program (“Medicare Part D”) prescription drug benefit. In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare PDP product offerings and is recorded at cost as incurred.

SPECIALTY REVENUES

Discounts and contractual allowances related to our specialty revenues are estimated based on historical collections over a recent period for the sales that are recorded at gross amounts. The percentage is applied to the applicable accounts receivable balance that contains gross amounts for each period. Any differences between the estimates and actual collections are reflected in operations in the period payment is received or as a better estimate becomes available. Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates. Allowances for returns are estimated based on historical return trends. The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

We maintain a PBM segment consisting of our PBM operations and specialty pharmacy operations, which includes providing fertility services to providers and patients, and an Other Business Operations segment, which consists of distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines.

During the second quarter of 2012, we reorganized our other international retail network pharmacy management business (which has been substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Results of operations for the years presented below have been restated for comparability.

Prior to the Merger, ESI and Medco historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology been applied. We have since combined these two approaches into one methodology that is used by the Company. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2012(1)	2011	2010
Product revenues:
Network revenues(2)	$57,765.5	$30,007.3	$30,147.8
Home delivery and specialty revenues(3)	33,004.7	14,547.4	13,398.2
Service revenues	805.8	273.0	260.9

Total PBM revenues	91,576.0	44,827.7	43,806.9
Cost of PBM revenues(2)	84,478.0	41,668.9	40,886.6

PBM gross profit	7,098.0	3,158.8	2,920.3
PBM SG&A expenses	4,292.3	856.2	847.8

PBM operating income	$2,805.7	$2,302.6	$2,072.5

Claims(4)
Network	1,020.7	600.4	602.0
Home delivery and specialty(3)	128.3	53.4	54.1

Total PBM claims	1,149.0	653.8	656.1

Total adjusted PBM claims(5)	1,393.2	751.5	753.9

(1)	Includes the acquisition of Medco effective April 2, 2012.
(2)	Includes retail pharmacy co-payments of $11,668.6, $5,786.6 and $6,181.4 for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Includes home delivery, specialty and other claims including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
(4)	Claims are calculated based on an updated methodology starting April 2, 2012. The prior periods have not been recalculated using the new methodology because we believe the differences would not be material, as discussed above.
(5)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 vs. 2011

Network revenues increased $27,758.2 million, or 92.5%, in 2012 over 2011. Approximately $27,381.0 million of this increase relates to the acquisition of Medco and inclusion of its revenues from April 2, 2012 through December 31, 2012. The remaining increase represents inflation on branded drugs offset by an increase in the generic fill rate. Our consolidated network generic fill rate increased to 79.4% of total network claims in 2012 as compared to 75.3% in 2011 for ESI on a stand-alone basis.

Home delivery and specialty revenues increased $18,457.3 million, or 126.9%, in 2012 over 2011. Approximately $16,952.3 million of this increase relates to the acquisition of Medco and inclusion of its revenues from April 2, 2012 through December 31, 2012. The remaining increase represents inflation on branded drugs and higher claims volumes attributed to the success of mail conversion programs offset by an increase in the generic fill rate. Our consolidated home delivery generic fill rate increased to 71.5% of home delivery claims in 2012 as compared to 63.0% in the same period of 2011 for ESI on a stand-alone basis. The home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

Total revenue for the year ended December 31, 2011 also included charges of $30.0 million related to a client contractual dispute. This dispute has since been resolved and the impact of the resolution is not material. See Note 12 – Commitments and contingencies for further discussion of this contractual dispute.

Cost of PBM revenues increased $42,809.1 million, or 102.7%, in 2012 when compared to the same period of 2011. Approximately $41,260.2 million of this increase relates to the acquisition of Medco and inclusion of its costs from April 2, 2012 through December 31, 2012. The increase during the period is also due to ingredient cost inflation partially offset by an increase in the generic fill rate. Additionally, included in the cost of PBM revenues for the year ended December 31, 2012 is $49.7 million of integration costs related to the acquisition of Medco.

PBM gross profit increased $3,939.2 million, or 124.7%, in 2012 over 2011. Approximately $3,422.0 million of this increase relates to the acquisition of Medco and inclusion of its costs from April 2, 2012 through December 31, 2012. The remaining increase primarily relates to better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate.

Selling, general and administrative expense (“SG&A”) for the PBM segment increased $3,436.1 million, or 401.3% in 2012 over 2011. Approximately $2,497.1 million of this increase relates to the acquisition of Medco and inclusion of its SG&A from April 2, 2012 through December 31, 2012. The remaining increase primarily relates to management incentive compensation reflecting improved financial results and $697.2 million of transaction and integration costs for the combined Company. These increases are offset by synergies realized following the Merger.

PBM operating income increased $503.1 million, or 21.8%, in 2012 over 2011, based on the various factors described above.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 vs. 2010

Network revenues decreased $140.5 million, or 0.5%, in 2011 over 2010. Approximately $455.6 million of this decrease is due to lower U.S. claims volume. Additionally, our network generic fill rate increased to 75.3% of total network claims in 2011 as compared to 72.7% in 2010. The decrease in volume and increase in the generic fill rate are partially offset by the pricing impacts related to inflation. An additional $30.0 million of the decrease relates to amounts recorded in the second quarter of 2010 related to the amendment of a client contract which relieved us of certain contractual guarantees.

Network claims include U.S. and Canadian claims. Network claims decreased slightly in 2011 compared to 2010. A decrease in U.S. network claim volume was partially offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.

Home delivery and specialty revenues increased $1,149.2 million, or 8.6%, in 2011 over 2010. These increases were partially offset by the impact of higher generic penetration as our generic penetration rate increased to 63.0% of home delivery claims in 2011 compared to 60.2% in 2010. The home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

Total revenue for the year ended December 31, 2011 also includes charges of $30.0 million related to a client contractual dispute. This dispute has since been resolved and the impact of the resolution is not material. See Note 12 – Commitments and contingencies for further discussion of this contract dispute.

Cost of PBM revenues increased $782.3 million, or 1.9%, in 2011 when compared to the same period in 2010. The increase during the period is due primarily to ingredient cost inflation as well as accelerated spending on certain projects in 2011 in order to create additional capacity to successfully complete integration activities for the Merger in 2012. These increases were partially offset by a decrease in volume and an increase in the generic fill rate. Additionally, included in the cost of PBM revenues for the year ended December 31, 2010 is $94.5 million of integration costs related to the acquisition of NextRx.

PBM gross profit increased $238.5 million, or 8.2%, in 2011 over 2010, based on the various factors described above.

SG&A for the PBM segment increased $8.4 million in 2011 over 2010. Costs of $62.5 million incurred during 2011 related to the Merger and accelerated spending on certain projects in 2011, discussed above, as well as $11.0 million related to a proposed settlement of state tax audits, were partially offset by decreases in management compensation and integration costs of $28.1 million during 2010 related to the acquisition of NextRx.

PBM operating income increased $230.1 million, or 11.1%, in 2011 over 2010, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME

	Year Ended December 31,
(in millions)	2012(1)	2011	2010
Product revenues	$2,118.7	$1,279.3	$1,153.9
Service revenues	163.4	21.3	12.4

Total Other Business Operations revenues	2,282.1	1,300.6	1,166.3
Cost of Other Business Operations revenues	2,049.9	1,249.5	1,128.4

Other Business Operations gross profit	232.2	51.1	37.9
Other Business Operations SG&A expenses	253.4	39.3	39.5

Other Business Operations operating income	$(21.2)	$11.8	$(1.6)

Claims
Home delivery and specialty—continuing operations	0.8	—	—

Total adjusted Other Business Operations claims—continuing operations(2)	2.5	—	—
Home delivery and specialty—discontinued operations	4.9	—	—

Total adjusted Other Business Operations claims—discontinued operations(2)	14.7	—	—

(1)	Our Other Business Operations results for the year ended December 31, 2012 excludes discontinued operations of EAV, UBC, and Europe, which were included in the Other Business Operations segment in the second and third quarters of 2012 following consummation of the Merger.
(2)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

OTHER BUSINESS OPERATIONS RESULTS OF OPERATIONS

Other Business Operations operating income decreased $33.0 million, or 279.7%, in 2012 over 2011. This decrease is due primarily to the inclusion of amounts related to Medco, the impact of impairment charges, less the gain upon sale associated with Liberty, netting to a loss of $22.5 million, as discussed in Note 4 – Dispositions and Note 6 – Goodwill and intangibles, and losses attributed to other international businesses. Offsetting these losses is $14.3 million gain associated with the sale of ConnectYourCare (“CYC”) as discussed in Note 4 – Dispositions.

Other Business Operations operating income increased $13.4 million in 2011 over 2010. This increase is due to an increase in volume across all lines of business within the segment, partially offset by cost inflation.

OTHER (EXPENSE) INCOME, NET

Net other expense increased $306.2 million, or 106.6%, in 2012 as compared to 2011 due to the following items: $85.2 million of financing fees related to the bridge facility and credit agreement (defined below) and senior note interest incurred in 2012 prior to the Merger; $12.4 million of financing fees related to the new credit agreement entered into upon consummation of the Merger; and interest expense incurred subsequent to the Merger related to the new credit agreement, February 2012 Senior Notes, November 2011 Senior Notes, May 2011 Senior Notes, and senior notes acquired from Medco on April 2, 2012. These increases were partially offset by the redemption of Medco’s $500.0 million aggregate principal amount of 7.250% senior notes due 2013, the redemption of ESI’s $1.0 billion aggregate principal amount of 5.250% senior notes due 2012, early repayment of $1.0 billion associated with the new credit agreement and termination of the bridge facility. Other net expense includes equity income of $14.9 million attributable to our joint venture, SureScripts, which is accounted for using the equity method due to our increased consolidated ownership following the merger.

Net interest expense increased $125.1 million, or 77.1%, in 2011 as compared to 2010 primarily due to $75.5 million of financing fees related to the bridge facility and credit agreement entered into during the third quarter of 2011 and $29.5 million of bank commitment fees and interest expense related to the May 2011 Senior Notes and November 2011 Senior Notes issued during the second and fourth quarters of 2011, respectively. These increases were partially offset by the repayment during 2010 of amounts outstanding under our prior credit facility.

For the definitions of the agreements and senior notes referenced above, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

PROVISION FOR INCOME TAXES

Our effective tax rate from continuing operations was 38.0% for the year ended December 31, 2012, compared to 37.0% and 36.9% for 2011 and 2010, respectively. Our effective tax rate inclusive of non-controlling interest and discontinued operations was 39.2% for the year ended December 31, 2012 which includes the net tax benefit of $8.2 million as discussed below.

During 2012, we recorded a charge of $14.2 million resulting from the reversal of the deferred tax asset previously established for transaction-related costs that became nondeductible upon the consummation of the Merger. In addition, due to the adoption of common income tax return filing methods between ESI and Medco, we recorded a $52.0 million income tax contingency related to prior year income tax return filings. We also recorded a charge of $0.5 million related to the impairment of goodwill for EAV. Lastly, we recorded a net nonrecurring benefit of $74.9 million in the fourth quarter of 2012 primarily attributable to investments in certain foreign subsidiaries for which we expect to realize in the foreseeable future.

As of December 31, 2012, management was evaluating the potential tax benefits related to the disposition of a business acquired in the Merger. Based on information currently available, our best estimate resulted in no amounts being recorded at December 31, 2012. However, pending the resolution of certain matters, the deductions may become realizable in the future.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

Our Europa Apotheek Venlo B.V. (“EAV”) line of business was sold on December 4, 2012. We also determined that portions of United BioSource Corporation (“UBC”) subsidiary and our operations in Europe were not core to our future operations and committed to a plan to dispose of these businesses. These lines of business are classified as discontinued operations.

The loss from discontinued operations for the year ended December 31, 2012 is due primarily to the impairment charges associated with EAV totaling $11.5 million to reflect the write-down of $2.0 million of goodwill and $9.5 million of intangible assets. See Note 6 – Goodwill and Note 4 – Dispositions.

There were no charges for discontinued operations in 2011. The loss from discontinued operations for the year ended December 31, 2010 is due primarily to the impairment charge (pre-tax) of $28.2 million related to the discontinued operations of PMG.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST

Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Increases in these amounts are primarily driven by activities of this affiliate being in place for the full fiscal year, as well as increased profitability.

NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS

Net income increased $37.1 million, or 2.9%, for the year ended December 31, 2012 over 2011 and increased $94.6 million, or 8.0%, for the year ended December 31, 2011 over 2010.

Basic and diluted earnings per share decreased 29.4% and 30.4%, respectively, for the year ended December 31, 2012 over 2011. The decrease is primarily due to amortization of intangibles and integration costs, offset by the addition of Medco operating results, improved operating performance and synergies. Basic and diluted earnings per share increased 16.4% and 16.6%, respectively for the year ended December 31, 2011 over 2010. The increase is primarily due to operating results, as well as the repurchase of 46.4 million treasury shares during 2011.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

In 2012, net cash provided by continuing operations increased $2,559.1 million to $4,752.2 million. Changes in operating cash flows from continuing operations in 2012 were impacted by the following factors:

•

Net income from continuing operations increased $79.2 million in 2012 over 2011. This increase was offset primarily by amortization of intangibles acquired in the Merger. Total depreciation and amortization expense was $1,872.6 million in 2012, an increase of $1,619.2 million over 2011. These charges have been added back to cash flows from operating activities to reconcile net income to net cash provided.

•

Changes in working capital resulted in cash inflows of $1,418.4 million in 2012 compared to cash inflows of $377.5 million over the same period in 2011, resulting in a total increase of $1,040.9 million. The cash flow increase was primarily due to the timing and receipt and payment of claims payable, accounts receivable and accounts payable as well as the realization of working capital synergies.

In 2012, net cash provided by discontinued operations increased $29.4 million. This was due to classification of EAV, UBC and Europe as discontinued operations in 2012, while no businesses were classified as discontinued operations in 2011.

In 2011, net cash provided by continuing operations increased $88.0 million to $2,193.1 million. Changes in operating cash flows from continuing operations in 2011 were impacted by the following factors:

•

Net income from continuing operations increased $73.9 million in 2011 over 2010. This increase was partially reduced by the expensing of deferred financing fees in 2011, which included charges of $81.0 million related primarily to the bridge loan for the financing of the Merger. These charges have been added back to cash flows from operating activities to reconcile net income to net cash provided.

•

The deferred tax provision increased $27.4 million in 2011 compared to 2010, which reflected a net change in taxable temporary differences primarily attributable to tax deductible goodwill associated with the NextRx acquisition.

•

Changes in working capital resulted in cash inflows of $377.5 million in 2011 compared to cash inflows of $476.0 million over the same period in 2010, resulting in a total decrease of $98.5 million. The cash flow decrease was primarily related to the strong cash flow in 2010 as a result of the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx.

•	Net cash provided by operating activities also includes outflows related to transaction fees incurred in connection with the Merger.

As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 2.8% and 2.9% at December 31, 2012 and 2011, respectively.

In 2012, net cash used in investing activities by continuing operations increased $10,305.2 million over 2011 primarily due to the Merger offset slightly by cash inflows due to the sale of Liberty and CYC. In the fourth quarter of 2011, ESI opened a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. Capital expenditures of approximately $32.0 million and other costs of approximately $1.3 million related to this facility were incurred in 2011.

Additionally, the Company accelerated spending on certain projects to complete them in 2012, in order to create additional capacity to successfully complete integration activities for the Merger. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

Net cash provided by financing activities by continuing operations decreased $179.0 million from inflows of $3,029.4 million for the year ended December 31, 2011 to inflows of $2,850.4 million for the year ended December 31, 2012. Cash inflows for 2012 include $3,458.9 million related to the issuance of our February 2012 Senior Notes (defined below) and $4,000.0 million related to the issuance of our new credit agreement (defined below). These inflows were offset by repayments of long-term debt totaling $4,868.5 million. Cash outflows also include $103.2 million of deferred financing fees related to the issuance of our February 2012 Senior Notes and new credit agreement.

In 2012, net cash used in financing activities by discontinued operations increased $26.8 million due to classification of EAV, UBC and Europe as discontinued operations in 2012, while no businesses were classified as discontinued operations in 2012.

At December 31, 2012, our sources of capital included a $1.5 billion revolving credit facility (the “new revolving facility”) (none of which was outstanding at December 31, 2012).

In February 2012, we issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”), including:

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

Our current maturities of long-term debt include approximately $303.3 million of senior notes, as well as $631.6 million of term loan payments that are due in 2013. On February 15, 2013, the Board of Directors approved a plan to call $1.0 billion aggregate principal amount of 6.25% Senior Notes due 2014 in the first half of 2013 using existing cash on hand. See Note 16 – Subsequent event.

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

ACQUISITIONS AND RELATED TRANSACTIONS

As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed on the Nasdaq stock exchange. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41%. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units, and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts stock awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger (see Note 3 – Changes in business).

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing, additional debt financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2013 or thereafter.

STOCK REPURCHASE PROGRAM

ESI had a stock repurchase program originally announced on October 25, 1996. Treasury shares were carried at first in, first out cost. In addition to the shares repurchased through the ASR (defined below), ESI repurchased 13.0 million shares under its existing stock repurchase program during the second quarter of 2011 for $765.7 million.

Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. The Board of Directors of Express Scripts has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts. See Note 9 – Common stock.

ACCELERATED SHARE REPURCHASE

On May 27, 2011, ESI entered into agreements to repurchase shares of its common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (“ASR”) agreement. The ASR agreement consisted of two agreements providing for the repurchase of shares of ESI’s common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, ESI received 29.4 million shares of ESI’s common stock at a price of $59.53 per share. During the third quarter of 2011, we settled the $1.0 billion portion of the ASR agreement and received 1.9 million shares at a final forward price of $53.51 per share. During the fourth quarter of 2011, we settled $725.0 million of the $750.0 million portion of the ASR agreement and received 2.1 million shares at a weighted-average final forward price of $50.69.

On April 27, 2012, we settled the remaining portion of the ASR agreement and received 0.1 million additional shares, resulting in a total of 33.5 million shares received under the agreement. See Note 9 – Common stock for more information on the terms of the ASR agreement.

SENIOR NOTES

Following the consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco are reported as debt obligations of Express Scripts on a consolidated basis.

On February 6, 2012, we issued $3.5 billion of Senior Notes. See above for further details.

On November 14, 2011, we issued $4.1 billion of Senior Notes (the “November 2011 Senior Notes”), including:

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

On May 2, 2011, ESI issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (“May 2011 Senior Notes”). ESI used the proceeds to repurchase treasury shares.

On September 10, 2010, Medco issued $1.0 billion of Senior Notes (the “September 2010 Senior Notes”), including:

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015 (the “September 2015 Senior Notes”)

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020 (the “September 2020 Senior Notes”)

Medco used the net proceeds for general corporate purposes, which included funding the UBC acquisition.

On June 9, 2009, ESI issued $2.5 billion of Senior Notes (“June 2009 Senior Notes”), including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500.0 million aggregate principal amount of 7.250% Senior Notes due 2019

ESI used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business. On June 15, 2012, $1.0 billion aggregate principal amount of the 5.250% Senior Notes due 2012 matured and were redeemed.

On March 18, 2008, Medco issued $1.5 billion of Senior Notes (the “March 2008 Senior Notes”), including:

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018

Medco used the net proceeds to reduce debts held on Medco’s revolving credit facility, which funded the PolyMedica Corporation (“Liberty”) and CCS Infusion Management, LLC (“CCS”) acquisitions.

In August 2003, Medco issued $500.0 million aggregate principal amount of 7.25% senior notes due 2013 (the “August 2003 Senior Notes”). On May 7, 2012, the Company redeemed the August 2003 Senior Notes. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest.

See Note 7 – Financing for more information on our Senior Notes borrowings.

BANK CREDIT FACILITY

On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 – Changes in business, to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced ESI’s $750.0 million credit facility (discussed below) upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. As of December 31, 2012, no amounts were drawn under the new revolving facility. The Company makes quarterly principal payments on the term facility. Additionally, during the fourth quarter of 2012, the Company paid down $1,000.0 million of the term facility. As of December 31, 2012, $2,631.6 million was outstanding under the term facility with an average interest rate of 1.96%, of which $631.6 million is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the new credit agreement.

On August 13, 2010, ESI entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). The 2010 credit facility was terminated and replaced by the new revolving facility on April 2, 2012, as described above.

Our credit agreements contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2012, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

See Note 7 – Financing for more information on our credit facilities.

BRIDGE FACILITY

On August 5, 2011, ESI entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”). No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, ESI terminated the bridge facility.

See Note 7 – Financing for more information on the bridge facility.

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

See Note 7 – Financing for more information on the five-year credit facility.

ACCOUNTS RECEIVABLE FINANCING FACILITY

Upon consummation of the Merger, Express Scripts assumed a $600 million, 364-day renewable accounts receivable financing facility that was collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. On September 21, 2012, Express Scripts terminated the facility and repaid all amounts drawn down.

See Note 7 – Financing for more information on the accounts receivable financing facility.

INTEREST RATE SWAP

Medco entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of Medco’s $500 million of 7.250% senior notes due 2013 to variable interest rate debt. Under the terms of these swap agreements, Medco received a fixed rate of interest of 7.25% on $200 million and paid variable interest rates based on the six-month LIBOR plus a weighted-average spread of 3.05%. The payment dates under the agreements coincided with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. These swaps were settled on May 7, 2012. Express Scripts received $10.1 million for settlement of the swaps and the associated accrued interest receivable through May 7, 2012 and recorded a loss of $1.5 million related to the carrying amount of the swaps and bank fees.

See Note 7 – Financing for more information on the interest rate swap.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2012, future minimum lease payments due under noncancellable operating leases of our continuing operations and purchase commitments (in millions):

	Payments Due by Period as of December 31, 2012
Contractual obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt(1)	$19,515.0	$1,476.8	$6,079.9	$5,207.2	$6,751.1
Future minimum operating lease payments	272.3	77.7	101.2	64.3	29.1
Future minimum capital lease payments(2)	54.6	13.7	27.3	13.6	—
Purchase commitments(3)	451.5	219.2	222.1	10.2	—

Total contractual cash obligations	$20,293.4	$1,787.4	$6,430.5	$5,295.3	$6,780.2

(1)	These payments exclude the interest expense on our revolving credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Bank Credit Facility”), as well as the balance outstanding on our revolving credit facility. Interest payments on our Senior Notes are fixed, and have been included in these amounts.
(2)	In November 2012, we entered into a capital lease for equipment to be used in the Fair Lawn, New Jersey location. As of the date of commencement of the lease of January 1, 2013, the minimum lease obligation was $54.6 million.
(3)	These amounts consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

The gross liability for uncertain tax positions is $500.8 million and $32.4 million as of December 31, 2012 and 2011, respectively. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonable reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $5,948.8 million and $546.5 million as of December 31, 2012 and 2011, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2012, we had $2,631.6 million of obligations which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $26.3 million (pre-tax), presuming that obligations subject to variable interest rates remained constant. Note, however, that as of December 31, 2012, cash on hand exceeds our variable rate obligations by $162.3 million.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts Holding Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Express Scripts Holding Company and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

February 18, 2013

EXPRESS SCRIPTS HOLDING COMPANY

CONSOLIDATED BALANCE SHEET

	December 31,
(in millions)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,793.9	$5,620.1
Restricted cash and investments	19.6	17.8
Receivables, net	5,480.6	1,915.7
Inventories	1,661.9	374.4
Deferred taxes	408.5	45.8
Prepaid expenses and other current assets	194.4	84.2
Current assets of discontinued operations	198.0	—

Total current assets	10,756.9	8,058.0
Property and equipment, net	1,634.3	416.2
Goodwill	29,359.8	5,485.7
Other intangible assets, net	16,037.9	1,620.9
Other assets	56.6	26.2
Noncurrent assets of discontinued operations	265.7	—

Total assets	$58,111.2	$15,607.0

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$7,440.0	$2,874.1
Accounts payable	2,909.1	928.1
Accrued expenses	1,630.0	656.0
Current maturities of long-term debt	934.9	999.9
Current liabilities of discontinued operations	143.4	—

Total current liabilities	13,057.4	5,458.1
Long-term debt	14,980.1	7,076.4
Deferred taxes	5,948.8	546.5
Other liabilities	692.9	50.7
Noncurrent liabilities of discontinued operations	36.3	—

Total liabilities	34,715.5	13,131.7

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 818.1 and 690.7, respectively; shares outstanding: 818.1 and 484.6, respectively	8.2	6.9
Additional paid-in capital	21,289.7	2,438.2
Accumulated other comprehensive income	18.9	17.0
Retained earnings	2,068.2	6,645.6

	23,385.0	9,107.7
Common stock in treasury at cost, zero and 206.1 shares, respectively	—	(6,634.0)

Total Express Scripts stockholders’ equity	23,385.0	2,473.7

Non-controlling interest	10.7	1.6

Total stockholders’ equity	23,395.7	2,475.3

Total liabilities and stockholders’ equity	$58,111.2	$15,607.0

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010
Revenues(1)	$93,858.1	$46,128.3	$44,973.2
Cost of revenues(1)	86,527.9	42,918.4	42,015.0

Gross profit	7,330.2	3,209.9	2,958.2
Selling, general and administrative	4,545.7	895.5	887.3

Operating income	2,784.5	2,314.4	2,070.9

Other (expense) income:
Equity income from joint venture	14.9	—	—
Interest income	10.6	12.4	4.9
Interest expense and other	(619.0)	(299.7)	(167.1)

	(593.5)	(287.3)	(162.2)

Income before income taxes	2,191.0	2,027.1	1,908.7
Provision for income taxes	833.3	748.6	704.1

Net income from continuing operations	1,357.7	1,278.5	1,204.6
Net loss from discontinued operations, net of tax	(27.6)	—	(23.4)

Net income	1,330.1	1,278.5	1,181.2
Less: Net income attributable to non-controlling interest	17.2	2.7	—

Net income attributable to Express Scripts	$1,312.9	$1,275.8	$1,181.2

Weighted-average number of common shares outstanding during the period:
Basic	731.3	500.9	538.5
Diluted	747.3	505.0	544.0
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$1.83	$2.55	$2.24
Discontinued operations attributable to Express Scripts	(0.04)	—	(0.04)
Net earnings attributable to Express Scripts	1.80	2.55	2.19
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$1.79	$2.53	$2.21
Discontinued operations attributable to Express Scripts	(0.04)	—	(0.04)
Net earnings attributable to Express Scripts	1.76	2.53	2.17
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$1,340.5	$1,275.8	$1,204.6
Discontinued operations, net of tax	(27.6)	—	(23.4)

Net income attributable to Express Scripts shareholders	$1,312.9	$1,275.8	$1,181.2

(1)	Includes retail pharmacy co-payments of $11,668.6, $5,786.6 and $6,181.4 for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2012	2011	2010
Net income	$1,330.1	$1,278.5	$1,181.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1.9	(2.8)	5.7

Comprehensive income	1,332.0	1,275.7	1,186.9
Less: Comprehensive income attributable to non-controlling interests	17.2	2.7	—

Comprehensive income attributable to Express Scripts	$1,314.8	$1,273.0	$1,186.9

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling interest	Total
Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$—	$3,551.8

Net income	—	—	—	—	1,181.2	—	—	1,181.2
Other comprehensive income	—	—	—	5.7	—	—	—	5.7
Stock split in form of dividend	345.1	3.4	(3.4)	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	(1,276.2)	—	(1,276.2)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	(0.2)	—	(14.5)	—	—	11.9	—	(2.6)
Amortization of unearned compensation under employee plans	—	—	49.7	—	—	—	—	49.7
Exercise of stock options	—	—	3.7	—	—	34.4	—	38.1
Tax benefit relating to employee stock compensation	—	—	58.9	—	—	—	—	58.9

Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$—	$3,606.6

Net income	—	—	—	—	1,275.8	—	2.7	1,278.5
Other comprehensive income	—	—	—	(2.8)	—	—	—	(2.8)
Treasury stock acquired	—	—	—	—	—	(2,515.7)	—	(2,515.7)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	0.5	—	(11.6)	—	—	8.4	—	(3.2)
Amortization of unearned compensation under employee plans	—	—	48.8	—	—	—	—	48.8
Exercise of stock options	—	—	18.3	—	—	17.6	—	35.9
Tax benefit relating to employee stock compensation	—	—	28.3	—	—	—	—	28.3
Distributions to non-controlling interest	—	—	—	—	—	—	(1.1)	(1.1)

Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$1.6	$2,475.3

Net income	—	—	—	—	1,312.9	—	17.2	1,330.1
Other comprehensive income	—	—	—	1.9	—	—	—	1.9
Cancellation of treasury shares in connection with Merger activity	(204.7)	(2.0)	(728.5)	—	(5,890.3)	6,620.8	—	—
Issuance of common shares in connection with Merger activity	318.0	3.2	18,841.6	—	—	—	—	18,844.8
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	14.1	0.1	(104.8)	—	—	—	—	(104.7)
Amortization of unearned compensation under employee plans	—	—	410.0	—	—	—	—	410.0
Exercise of stock options	—	—	387.9	—	—	13.2	—	401.1
Tax benefit relating to employee stock compensation	—	—	45.3	—	—	—	—	45.3
Distributions to non-controlling interest			—	—			(8.1)	(8.1)

Balance at December 31, 2012	818.1	$8.2	$21,289.7	$18.9	$2,068.2	$—	$10.7	$23,395.7

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$1,330.1	$1,278.5	$1,181.2
Net loss from discontinued operations, net of tax	27.6	—	23.4

Net income from continuing operations	1,357.7	1,278.5	1,204.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,872.6	253.4	244.7
Deferred income taxes	(390.4)	137.8	110.4
Employee stock-based compensation expense	410.0	48.8	49.7
Bad debt expense	158.8	11.6	5.2
Deferred financing fees	43.6	81.0	5.1
Other, net	(118.5)	4.5	9.4
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	325.2	(206.1)	793.0
Inventories	(515.8)	8.0	(70.2)
Other current and noncurrent assets	303.2	119.2	(90.0)
Claims and rebates payable	82.8	207.5	(186.7)
Accounts payable	982.2	271.4	(50.4)
Other current and noncurrent liabilities	240.8	(22.5)	80.3

Net cash provided by operating activities—continuing operations	4,752.2	2,193.1	2,105.1
Net cash provided by operating activities—discontinued operations	29.4	—	12.3

Net cash flows provided by operating activities	4,781.6	2,193.1	2,117.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,326.4)	—	—
Purchases of property and equipment	(160.2)	(144.4)	(119.9)
Purchase of short-term investments	(2.8)	(25.0)	(38.0)
Proceeds from sale of short-term investments	4.6	45.0	8.6
Proceeds from the sale of business	61.5	—	2.5
Other	(5.8)	0.5	1.7

Net cash used in investing activities—continuing operations	(10,429.1)	(123.9)	(145.1)
Acquisitions, cash acquired—discontinued operations	42.8	—	—
Net cash used in investing activities—discontinued operations	(5.4)	—	(0.8)

Net cash used in investing activities	(10,391.7)	(123.9)	(145.9)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,458.9	5,580.3	—
Repayment of long-term debt	(3,868.5)	(0.1)	(1,340.1)
Repayment of revolving credit line, net	(1,000.0)	—	—
Proceeds from accounts receivable financing facility	600.0	—	—
Repayment of accounts receivable financing facility	(600.0)	—	—
Excess tax benefit relating to employee stock-based compensation	45.3	28.3	58.9
Net proceeds from employee stock plans	326.0	32.2	35.3
Deferred financing fees	(103.2)	(91.6)	(3.9)
Treasury stock acquired	—	(2,515.7)	(1,276.2)
Distributions paid to non-controlling interest	(8.1)	(1.1)	—
Other	—	(2.9)	3.0

Net cash provided by (used in) financing activities—continuing operations	2,850.4	3,029.4	(2,523.0)
Net cash used in financing activities—discontinued operations	(26.8)	—	—

Net cash provided by (used in) financing activities	2,823.6	3,029.4	(2,523.0)

Effect of foreign currency translation adjustment	2.0	(2.2)	4.8

Less cash attributable to discontinued operations	(41.7)	—	—

Net (decrease) increase in cash and cash equivalents	(2,826.2)	5,096.4	(546.7)
Cash and cash equivalents at beginning of year	5,620.1	523.7	1,070.4

Cash and cash equivalents at end of year	$2,793.9	$5,620.1	$523.7

Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$1,164.2	$487.3	$601.4
Interest	587.3	181.6	162.3

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Organization and operations. On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries for periods following the Merger and ESI and its subsidiaries for periods prior to the Merger, unless otherwise noted. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for the years ended December 31, 2011 and 2010 and for the period beginning January 1, 2012 through April 1, 2012. References to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.

We are the largest full-service pharmacy benefit management (“PBM”) company, providing healthcare management and administration services on behalf of clients that include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include domestic and Canadian network claims processing, home delivery pharmacy services, benefit design consultation, drug utilization review, drug formulary management, compliance and therapy management programs, Medicare Part D and Medicaid products, distribution of injectable drugs to patient homes and physician offices, fertility services to providers and patients, bio-pharma services, administration of a group purchasing organization, consumer health and drug information, improved health outcomes through personalized medicine and application of pharmacogenomics. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines. During the second quarter of 2012, we reorganized our international retail network pharmacy management business (which has been substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Segment disclosures for all years presented have been revised for comparability (see Note 13 – Segment information).

Basis of presentation. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies 20% to 50% owned are accounted for under the equity method. Certain amounts in prior years have been reclassified to conform to the current year presentation. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

The accompanying financial statements have been revised to reflect net income attributable to members of our consolidated affiliates. This revision results in a $1.6 million adjustment from the “Other liabilities” line item to the “Stockholder’s equity” line item within the consolidated balance sheet as of December 31, 2011 and a $2.7 million adjustment from the “Selling, general and administrative” (“SG&A”) line item to the “Net income attributable to non-controlling interest” line item within the consolidated statement of operations for the year ended December 31, 2011 which also affects net income included in cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2011. Additionally, within the consolidated statement of cash flows, “Other current and noncurrent liabilities” within the “Changes in operating assets and liabilities, net of effects of acquisition” line item decreased $1.6 million and a $1.1 million cash outflow is now reflected within the “Distributions paid to non-controlling interest” line item.

These revisions provide comparable data year-over-year, are immaterial to any previously issued financial statements, and do not result in a change in our results of operations for the years ended December 31, 2012 or 2011. Accordingly, we will revise our previously issued financial statements within future filings. Prior quarters throughout 2012 and 2011 have also been revised to reflect these changes within Note 14 – Quarterly financial data.

Dispositions. On December 3, 2012, we completed the sale of our PolyMedica Corporation (“Liberty”) line of business. We will retain cash flows associated with Liberty which preclude classification of this business as a discontinued operation. On September 14, 2012, we completed the sale of our ConnectYourCare (“CYC”) line of business. Due to immateriality, it has not been included in discontinued operations.

On December 4, 2012, we completed the sale of our Europa Apotheek Venlo B.V. (“EAV”) line of business. In the fourth quarter of 2012, we determined that portions of United BioSource Corporation subsidiary (“UBC”) and our operations in Europe were not core to our future operations and committed to a plan to dispose of these businesses. On September 17, 2010, ESI completed the sale of its Phoenix Marketing Group (“PMG”) line of business. These lines of business are classified as discontinued operations.

In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows (see Note 4 – Dispositions).

Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $545.3 million and $506.8 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses, as appropriate, at December 31, 2012 and 2011, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.

We have restricted cash and investments in the amount of $19.6 million and $17.8 million at December 31, 2012 and 2011, respectively. These amounts consist of investments and cash, which include employers’ pre-funding amounts, amounts restricted for state insurance licensure purposes and amounts restricted for the group purchasing organization.

At December 31, 2011, cash and cash equivalents included approximately $4.1 billion of proceeds from the issuance of senior notes in November 2011. The net proceeds from these notes were used as a portion of the cash consideration paid in the Merger and to pay related fees and expenses.

Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of each period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2012 and 2011, unbilled receivables were $1,792.0 million and $971.0 million, respectively. Unbilled receivables are typically billed to clients within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Receivables are written off against the allowance only upon determination that such amounts are not recoverable and all collection attempts have failed. Our allowance for doubtful accounts also reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings and amounts for certain supplies reimbursed by government agencies and insurance companies. We regularly review and analyze the adequacy of these allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.

As of December 31, 2012 and 2011, we have an allowance for doubtful accounts for continuing operations of $155.1 million and $55.6 million, respectively. As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 2.8% and 2.9% at December 31, 2012 and 2011, respectively.

Inventories. Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or market.

Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture and three to five years for equipment and purchased computer software. Buildings are amortized on a straight-line basis over estimated useful lives of ten to thirty-five years. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. Amortization of the capitalized amounts commences on the date placed into production and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $137.6 million in 2012, $26.2 million in 2011 and $23.2 million in 2010.

Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2012 and 2011 were recorded in other noncurrent assets on our consolidated balance sheet (see Note 2 – Fair value measurements).

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, totaling $15.8 million and $14.1 million at December 31, 2012 and 2011, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 10 – Employee benefit plans and stock-based compensation plans. Net gain (loss) recognized on the trading portfolio was $1.0 million, $(0.1) million and $1.5 million in 2012, 2011 and 2010, respectively.

Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available for sale at December 31, 2012 or 2011.

Impairment of long-lived assets. We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long-lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation.

During the third quarter of 2012, we recorded impairment charges of $9.5 million of intangible assets as a result of a change in business environment and our plan to dispose of EAV. Furthermore, we recorded an impairment charge totaling $23.0 million as a result of our plan to dispose of Liberty (see Note 4 – Dispositions and Note 6 – Goodwill and other intangibles).

Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In the fourth quarter of 2011, we elected to early adopt new guidance related to goodwill impairment testing, which simplifies how an entity tests goodwill for impairment. This guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we were to perform Step 1, the measurement of possible impairment would be based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s net assets. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. The implied fair value of goodwill would be determined in Step 2, if necessary, based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include, but are not limited to, earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.

Due to the significant level of change this fiscal year as a result of the Merger, we did not perform a qualitative assessment for any of our reporting units, and instead began with Step 1 of the goodwill impairment analysis. No impairment existed for any of our reporting units at December 31, 2012 or December 31, 2011.

During the third quarter of 2012, we wrote off $2.0 million of goodwill based on a reassessment of the carrying values of assets and liabilities within EAV’s line of business (see Note 6 – Goodwill and other intangibles).

During 2010, ESI wrote off $22.1 million of goodwill in connection with the classification of PMG as a discontinued operation (see Note 6 – Goodwill and other intangibles).

Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with WellPoint, Inc. (“WellPoint”) under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco are being amortized using a modified pattern of benefit method over an estimated useful life of 1.75 to 15.75 years, respectively. All other intangible assets, excluding legacy ESI trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles, 10 years for trade names and 2 to 30 years for other intangible assets (see Note 6 – Goodwill and other intangibles).

The amount of other intangible assets reported is net of accumulated amortization of $2,156.2 million and $593.3 million at December 31, 2012 and 2011, respectively. Amortization expense for our continuing operations for customer-related intangibles and non-compete agreements included in selling, general and administrative expense was $1,474.4 million, $40.7 million and $40.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. In accordance with applicable accounting guidance, amortization expense for customer contracts related to the PBM agreement has been included as an offset to revenue in the amount of $114.0 million for each of the years ended December 31, 2012, 2011 and 2010. Amortization expense for deferred financing fees included in interest expense was $43.6 million, $81.0 million and $5.1 million in 2012, 2011 and 2010, respectively. In 2012 and 2011, these amounts include fees incurred related to the termination or partial termination of bridge loan financing in connection with business combinations in process during each respective period.

Self-insurance accruals. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 12 – Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.

Fair value of financial instruments. The carrying value of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using the current rates offered to us for debt with similar maturity (see Note 2 – Fair value measurements).

Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).

Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when drugs are shipped. At the time of shipment, our earnings process is complete; the obligation of our customer to pay for the drugs is fixed and, due to the nature of the product, the member may not return the drugs nor receive a refund.

Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs, bio-pharmaceutical services including marketing, reimbursement, customized logistics solutions and providing fertility services to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

Revenues from our PBM segment are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network and the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients. These revenues include administrative fees received from these programs.

Revenues related to the distribution of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenue in accordance with applicable accounting guidance. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. We, not our clients, are obligated to pay the retail pharmacies in our networks the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal as defined by applicable accounting guidance and, as such, we record the total prescription price contracted with clients in revenue.

If we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we record only our administrative fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $11.7 billion, $5.8 billion and $6.2 billion for the years ended December 31, 2012, 2011 and 2010, respectively, are included in revenues and cost of revenues. Retail pharmacy co-payments increased in the year ended December 31, 2012 as compared to 2011 due to the Merger.

Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period and accruals are recorded as an offset to revenue if we determine that our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have been immaterial.

At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed; historically, these adjustments have not been material.

In accordance with applicable accounting guidance, amortization expense for customer contracts related to the PBM agreement has been included as an offset to revenue in the amount of $114.0 million for each of the years ended December 31, 2012, 2011 and 2010.

Revenues from our Other Business Operations segment are earned from the distribution of pharmaceuticals and medical supplies to providers and clinics, performance-oriented fees paid by Specialty Pharmacy manufacturers, revenues from data analytics and research associated with UBC and other non-product related revenues.

Revenues from distribution activities are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances, which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

Rebate accounting. We administer ESI’s rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates and administrative fees earned for the administration of this program, performed in conjunction with claims processing and home delivery services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate and administrative fees payable to customers is treated as a reduction of revenue. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.

In connection with the Merger, we also administer Medco’s market share performance rebate program. Estimates for rebates receivable and the related amounts payable to clients are accrued monthly based on the terms of the applicable contract, historical data and current utilization. These estimates are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers.

Medicare prescription drug program. Our revenues include premiums associated with our Medicare prescription drug program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the Centers for Medicare & Medicaid Services (“CMS”)-sponsored Medicare Part D Prescription Drug Program (“Medicare Part D”) prescription drug benefit. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.

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

In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Beginning in 2011, non-low-income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. If there is cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing Pharmacy Benefit Management (“PBM”) services, a component of revenues on the consolidated statement of operations.

Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare PDP product offerings. These amounts are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum. The subsidy is reflected as an offsetting credit in cost of revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses on the consolidated balance sheet. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled.

Cost of revenues. Cost of revenues includes product costs, network pharmacy claims payments, co-payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “Revenue Recognition” and “Rebate Accounting”).

SureScripts. SureScripts enables physicians to securely access health information when caring for their patients through a fast and efficient health exchange. ESI and Medco each retained a one-sixth ownership in SureScripts, resulting in a combined one-third ownership in SureScripts. Due to the increased ownership percentage, we now account for the investment in SureScripts using the equity method. See Note 3 – Changes in business for further information.

Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 8 – Income taxes.

Net income attributable to non-controlling interest. Net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates.

Employee stock-based compensation. Grant-date fair values of stock options and “stock-settled” stock appreciation rights (“SSRs”) are estimated using a Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments recorded at the time of vesting for actual forfeitures. Forfeitures are estimated based on historical experience. We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years.

See Note 10 – Employee benefit plans and stock-based compensation for more information regarding stock-based compensation plans.

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

The determination of our expense for pension plans is based on management’s assumptions, which are developed with the assistance of actuaries. We reassess the plan assumptions on a regular basis. The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset class and a weighted-average expected long-term rate of return for a targeted portfolio allocated across these investment categories.

As allowed under applicable accounting guidance, net actuarial gains and losses reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. Net actuarial gains and losses are recorded into net income in the period incurred.

See Note 11 – Pension and other postretirement benefits for more information regarding pension plans.

Earnings per share. Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation for all periods (amounts are in millions):

	2012	2011	2010
Weighted-average number of common shares outstanding during the period – Basic EPS(1)	731.3	500.9	538.5
Dilutive common stock equivalents:
Outstanding stock options, SSRs, restricted stock units and executive deferred compensation units(2)	16.0	4.1	5.5

Weighted-average number of common shares outstanding during the period – Diluted EPS(1)	747.3	505.0	544.0

(1)	The increase in the weighted-average number of common shares outstanding for the year ended December 31, 2012 for Basic and Diluted EPS is primarily due to the issuance of 318.0 million shares in connection with the Merger. The decrease in weighted-average number of common shares outstanding for the year ended December 31, 2011 for Basic and Diluted EPS resulted from the repurchase of 46.4 million treasury shares during the year ended December 31, 2011.
(2)	Excludes awards of 5.9 million, 3.3 million and 2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. These were excluded because their effect was anti-dilutive.

Foreign currency translation. The financial statements of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (credit balances of $18.9 million and $17.0 million at December 31, 2012 and 2011, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

Comprehensive income. In addition to net income, comprehensive income (net of taxes) includes foreign currency translation adjustments. We recognized foreign currency translation adjustments of $1.9 million, $(2.8) million and $5.7 million for the years ending December 31, 2012, 2011 and 2010, respectively.

New accounting guidance. In May 2011, the FASB issued authoritative guidance containing changes to certain aspects of the measurement of fair value of assets and liabilities and requiring additional disclosures around assets and liabilities measured at fair value using Level 3 inputs (see Note 2 – Fair value measurements) as well as disclosures about the use of nonfinancial assets measured or disclosed at fair value if their use differs from their highest and best use. This statement was effective for financial statements issued for annual periods beginning on or after December 15, 2011. Adoption of the standard had no impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This statement was effective for financial statements issued for annual periods beginning on or after December 15, 2011, with early adoption permitted.

In December 2011, the FASB issued additional guidance delaying the portion of this update relating to the presentation of reclassification adjustments out of other comprehensive income. We elected to early adopt the guidance as permitted by the new standard. Adoption of the standard impacted the presentation of certain information within the financial statements, but did not impact our financial position, results of operations or cash flows.

In September 2011, the FASB issued authoritative guidance allowing entities testing goodwill for impairment to perform a qualitative assessment to determine whether further impairment testing is necessary. If entities determine, on the basis of qualitative factors, that it is more likely than not that a reporting unit’s fair value is greater than the carrying amount, a quantitative calculation may not be needed. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We elected to early adopt the guidance as permitted by the new standard. Adoption of the standard did not have a material impact on our financial position, results of operations or cash flows.

2. Fair value measurements

FASB guidance regarding fair value measurement establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis at December 31, 2012 and 2011 include cash equivalents of $1,572.3 million and $1,817.4 million, restricted cash and investments of $19.6 million and $17.8 million, and trading securities of $15.8 million and $14.1 million (included in other assets), respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

FASB guidance allows a company to elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not elected to account for any of our eligible items using the fair value option under this guidance.

The carrying value of cash and cash equivalents (Level 1), restricted cash and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility (Level 2) was estimated using the current rates offered to us for debt with similar maturity. The carrying values and the fair values of our senior notes are shown, net of unamortized discounts and premiums, in the following table:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,417.2	$1,497.3	$—	$—
6.125% senior notes due 2013	303.3	303.0	—	—

	1,720.5	1,800.3	—	—
June 2009 Senior Notes
6.250% senior notes due 2014	998.7	1,076.4	997.8	1,085.0
7.250% senior notes due 2019	497.6	645.1	497.3	593.1
5.250% senior notes due 2012	—	—	999.9	1,017.5

	1,496.3	1,721.5	2,495.0	2,695.6
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	510.9	522.4	—	—
4.125% senior notes due 2020	507.6	546.1	—	—

	1,018.5	1,068.5	—	—
May 2011 Senior Notes
3.125% senior notes due 2016	1,495.8	1,590.2	1,494.6	1,493.7

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,347.8	1,249.7	1,265.3
4.750% senior notes due 2021	1,240.3	1,425.7	1,239.4	1,295.8
2.750% senior notes due 2014	899.4	930.8	899.0	907.8
6.125% senior notes due 2041	698.4	894.6	698.4	755.3

	4,087.8	4,598.9	4,086.5	4,224.2
February 2012 Senior Notes
2.650% senior notes due 2017	1,487.9	1,559.6	—	—
2.100% senior notes due 2015	996.5	1,023.7	—	—
3.900% senior notes due 2022	980.0	1,073.3	—	—

	3,464.4	3,656.6	—	—

Total	$13,283.3	$14,436.0	$8,076.1	$8,413.5

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

3. Changes in business

Acquisitions. As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed on the Nasdaq stock exchange. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41%. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts stock awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger.

Based on the opening price of Express Scripts’ stock on April 2, 2012, the purchase price was comprised of the following:

(in millions)
Cash paid to Medco stockholders(1)	$11,309.6
Value of shares of common stock issued to Medco stockholders(2)	17,963.8
Value of stock options issued to holders of Medco stock options(3)(4)	706.1
Value of restricted stock units issued to holders of Medco restricted stock units(3)	174.9

Total consideration	$30,154.4

(1)	Equals Medco outstanding shares multiplied by $28.80 per share.
(2)	Equals Medco outstanding shares immediately prior to the Merger multiplied by the exchange ratio of 0.81, multiplied by the Express Scripts opening share price on April 2, 2012 of $56.49.
(3)	In accordance with applicable accounting guidance, the fair value of replacement awards attributable to pre-combination service is recorded as part of the consideration transferred in the Merger, while the fair value of replacement awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period.
(4)	The fair value of the Company’s equivalent stock options was estimated using the Black-Scholes valuation model utilizing various assumptions. The expected volatility of the Company’s common stock price is a blended rate based on the average historical volatility over the expected term based on daily closing stock prices of ESI and Medco common stock. The expected term of the options is based on Medco’s historical employee stock option exercise behavior as well as the remaining contractual exercise term.

The consolidated statement of operations for Express Scripts for the year ended December 31, 2012 following consummation of the Merger on April 2, 2012 includes Medco’s total revenues for continuing operations of $45,763.5 million and net income of $290.7 million, which includes integration expense and amortization.

The following unaudited pro forma information presents a summary of Express Scripts’ combined results of operations for the years ended December 31, 2012 and 2011 as if the Merger and related financing transactions had occurred at January 1, 2011. The following pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses:

	Year Ended December 31,
(in millions, except per share data)	2012	2011
Total revenues	$109,639.2	$115,463.4
Net income attributable to Express Scripts	1,345.5	719.8
Basic earnings per share from continuing operations	1.69	0.88
Diluted earnings per share from continuing operations	$1.66	$0.87

Pro forma net income for the year ended December 31, 2011 includes total non-recurring amounts of $1,192.2 million related to estimated severance payments, accelerated stock-based compensation and transaction and integration costs incurred in connection with the Merger.

The Merger is accounted for under the acquisition method of accounting with ESI treated as the acquirer for accounting purposes. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition.

During 2012, the Company recorded fair value adjustments of approximately $104.0 million to its preliminary allocation of purchase price related to intangible assets, which had the effect of increasing intangible assets and reducing goodwill. In connection with the adjustment to fair value, the Company recorded a cumulative adjustment to amortization expense of $4.8 million.

Also during 2012, the Company made other adjustments to its preliminary allocation of purchase price related to current assets, accounts receivable, allowance for doubtful accounts, other noncurrent liabilities and accrued expenses. These adjustments had the effect of reducing accounts receivable and increasing goodwill, allowance for doubtful accounts and current liabilities. The adjustments to fair value resulted in increases in deferred tax liabilities and deferred tax assets.

Express Scripts expects that if any further refinements become necessary, they will be completed prior to April 2013. These potential refinements relate to accrued liabilities and may be adjusted due to the finalization of the assumptions utilized to value the liabilities. There can be no assurance that such finalization will not result in material changes. The following table summarizes Express Scripts’ estimates of the fair values of the assets acquired and liabilities assumed in the Medco acquisition:

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$6,921.4
Property and equipment	1,390.6
Goodwill	23,978.3
Acquired intangible assets	16,216.7
Other noncurrent assets	48.3
Current liabilities	(9,038.4)
Long-term debt	(3,008.3)
Deferred income taxes	(5,958.3)
Other noncurrent liabilities	(395.9)

Total	$30,154.4

A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $15,935.0 million with an estimated weighted-average amortization period of 15.5 years. Additional intangible assets consist of trade names in the amount of $273.0 million with an estimated weighted-average amortization period of 10 years and miscellaneous intangible assets of $8.7 million with an estimated weighted-average amortization period of 5 years. The acquired intangible assets have been valued using an income approach and are being amortized on a basis that approximates the pattern of benefit.

The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $23,978.3 million. The majority of the goodwill recognized as part of the Medco acquisition is reported under our PBM segment and reflects our expected synergies from combining operations, such as improved economies of scale and cost savings. None of the goodwill recognized is expected to be deductible for income tax purposes and is not amortized.

As a result of the Merger on April 2, 2012, we acquired the receivables of Medco. The gross contractual amounts receivable and fair value of these receivables as of the acquisition date are shown below. Of the gross amounts due under the contracts as of the date of acquisition, we estimated $43.6 million related to client accounts receivables to be uncollectible.

(in millions)	Gross Contractual Amounts Receivable	Fair Value
Manufacturer Accounts Receivables	$1,895.2	$1,895.2
Client Accounts Receivables	2,432.2	2,388.6

Total	$4,327.4	$4,283.8

ESI and Medco each retained a one-sixth ownership in SureScripts, resulting in a combined one-third ownership in SureScripts. Due to the increased ownership percentage, we now account for the investment in SureScripts using the equity method and have recorded equity income of $14.9 million for the year ended December 31, 2012. Our investment in SureScripts (approximately $11.9 million as of December 31, 2012) is recorded in “Other assets” in our consolidated balance sheet.

During the second quarter of 2010, ESI recorded a pre-tax benefit of $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet. In accordance with business combination accounting guidance, the reversal of the accrual was recorded in revenue, since it relates to client guarantees, upon amendment of the contract during the second quarter of 2010.

4. Dispositions

During 2012, we determined various businesses were no longer core to our future operations and committed to a plan to dispose of these businesses. As a result, we sold EAV, Liberty, and CYC. In accordance with applicable accounting guidance, we have also determined portions of our UBC line of business and our European operations to be classified as held for sale. Prior to the sales of EAV and Liberty, goodwill and intangible impairment charges were recorded. Below is a summary of 2012 charges associated with these businesses and the impact to our consolidated statement of operations:

(in millions)	Gain recorded upon sale	Goodwill & Intangible Impairments
EAV	$3.7	$(11.5)

Recorded in net loss from discontinued operations, net of tax	$3.7	$(11.5)

Liberty	$0.5	$(23.0)
CYC	14.3	—

Recorded in selling, general and administrative	$14.8	$(23.0)

Total disposition charges	$18.5	$(34.5)

Sale of EAV. On December 4, 2012, we completed the sale of our EAV line of business, which primarily provided home delivery pharmacy services in Germany. During the fourth quarter of 2012, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $3.7 million. The gain is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2012. Prior to being classified as a discontinued operation, EAV was included in our Other Business Operations segment.

During the third quarter of 2012, the Company determined it was necessary to reassess carrying values of EAV’s assets and liabilities based on a change in business environment related to an adverse court ruling by the German high court in August 2012 and the expected disposal for EAV as a result of the ruling. Based on the assessment, we recorded impairment charges associated with this line of business totaling $11.5 million to reflect the write-down of $2.0 million of goodwill and $9.5 million of intangible assets. These charges are included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2012.

The results of operations for EAV are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations in accordance with applicable accounting guidance (see select statement of operations information below). Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows. As EAV was acquired through the Merger, no associated assets or liabilities were held as of December 31, 2012 or 2011.

Sale of Liberty. On December 3, 2012, we completed the sale of our Liberty line of business, which is included within our Other Business Operations segment. Liberty sells diabetes testing supplies and is located in Port St. Lucie, Florida. Express Scripts will work as a back-end pharmacy supplier for portions of the Liberty business for a minimum of two years. Therefore, the Company will retain cash flows associated with Liberty which preclude classification of this business as a discontinued operation. During the fourth quarter of 2012, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $0.5 million. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012.

In the third quarter of 2012, as a result of our plan to dispose of Liberty, an impairment charge totaling $23.0 million was recorded against intangible assets. This charge is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012 and is included in the Other Business Operations segment. The write-down was comprised of impairments to customer relationships with a carrying value of $24.2 million and trade names with a carrying value of $6.6 million.

From the date of Merger through the date of disposal, Liberty’s revenue totaled $323.9 million and operating loss totaled $32.3 million. As Liberty was acquired through the Merger, no associated assets or liabilities were held as of December 31, 2012 or 2011.

Sale of CYC. On September 14, 2012, we completed the sale of our CYC line of business, which is included within our Other Business Operations segment. During the third quarter of 2012, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $14.3 million. The gain is included in the SG&A line item in the accompanying statement of operations for the year ended December 31, 2012.

We determined that the results of operations for CYC for 2012, 2011, and 2010 were immaterial to both consolidated and segment results of operations, and we have therefore not presented these results separately as discontinued operations for the current or prior periods. Operating income (loss), including the gain associated with the sale, totaled $14.7 million, less than $(0.1) million, and $(3.3) million for the years ended December 31, 2012, 2011 and 2010 respectively. Total assets for CYC as of December 31, 2011 were $36.9 million. The majority of these assets represented goodwill of $12.0 million and cash of $14.9 million. As these amounts represented less than 0.1% of total consolidated assets, the assets were not classified as held for sale within the consolidated balance sheet.

Held for sale classification of UBC and Europe. During the fourth quarter of 2012, we determined that portions of the business within UBC, which is located in Chevy Chase, Maryland and our operations in Europe, which were included within our Other Business Operations segment, were not core to our future operations and committed to a plan to dispose of these businesses. As a result, these businesses have been classified as discontinued as of December 31, 2012. It is expected that these businesses will be sold in the first half of 2013. UBC is a global medical and scientific affairs organization that partners with life science companies to develop and commercialize their products. The portions of the business held for sale include specialty services for pre-market trials; providing health economics, outcome research, data analytics and market access services; and providing technology solutions and publications to biopharmaceutical companies.

The results of operations for portions of UBC and our European operations are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations in accordance with applicable accounting guidance (see select statement of operations information below). For all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows. Finally, assets and liabilities of these businesses held as of December 31, 2012 were segregated in our accompanying consolidated balance sheet. As these businesses were acquired through the Merger, no assets or liabilities of these businesses were held as of December 31, 2011. As of December 31, 2012, the major components of assets and liabilities of these discontinued operations are as follows:

(in millions)	December 31, 2012
Current assets	$198.0
Goodwill	88.5
Other intangible assets, net	157.4
Other assets	19.8

Total assets	$463.7

Current liabilities	$143.4
Deferred Taxes	32.6
Other liabilities	3.7

Total liabilities	$179.7

Sale of PMG. On September 17, 2010, ESI completed the sale of its PMG line of business. Upon classification as a discontinued operation in the second quarter of 2010, an impairment charge of $28.2 million was recorded to reflect goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. The loss on the sale as well as other charges related to discontinued operations during the third quarter of 2010 totaled $8.3 million. These charges are included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Prior to being classified as a discontinued operation, PMG was included in the Other Business Operations segment. PMG was headquartered in Lincoln Park, New Jersey and provided outsourced distribution and verification services to pharmaceutical manufacturers.

The results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations in accordance with applicable accounting guidance. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows.

Select statement of operations information. Certain information with respect to discontinued operations of EAV, UBC, Europe and PMG for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

(in millions)	2012	2011	2010
Revenues	$558.6	$—	$16.5
Operating loss	(13.3)	—	(36.4)
Income tax benefit (expense) from discontinued operations	(12.2)	—	12.9
Net loss from discontinued operations, net of tax	(27.6)	—	(23.4)

5. Property and equipment

Property and equipment of our continuing operations consists of the following:

	December 31,
(in millions)	2012	2011
Land and buildings	$216.4	$11.3
Furniture	66.9	36.7
Equipment	543.8	345.4
Computer software	1,321.3	398.0
Leasehold improvements	180.4	107.7

Total property and equipment	2,328.8	899.1
Less accumulated depreciation	(694.5)	(482.9)

Property and equipment, net	$1,634.3	$416.2

Depreciation expense for our continuing operations in 2012, 2011 and 2010 was $284.2 million, $98.6 million and $91.9 million, respectively. Internally developed software, net of accumulated depreciation, for our continuing operations was $743.5 million and $71.4 million at December 31, 2012 and 2011, respectively. We capitalized $95.7 million of internally developed software during 2012.

In November 2012, we entered into a four-year capital lease for equipment to be used in our Fair Lawn, New Jersey facility. Prior to January 1, 2013, the Company did not have the right to use the asset, and did not receive any services that would result in an obligation. Additionally, the equipment has not been placed into service at December 31, 2012. As such, no asset or liability has been recorded at December 31, 2012 (see Note 12 – Commitments and contingencies).

Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation for our continuing operations was $4.9 million at both December 31, 2012 and 2011.

In the first quarter of 2011, ESI ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. ESI currently maintains the location and all necessary permits and licenses to be able to utilize the facility for business continuity planning purposes. ESI also maintains a non-dispensing order processing facility in the Bensalem, Pennsylvania area, which will remain operational. Based on our assessments of potential use and our intent for this location, we consider the Bensalem dispensing pharmacy facility to be temporarily idle, and have not modified the method or useful life used to depreciate the related assets.

6. Goodwill and other intangibles

During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our PBM segment and our Other Business Operations segment. See Note 13 – Segment information for further description of the services performed by each segment. Historical segment information has been retrospectively adjusted to reflect the effect of these changes. The following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations:

	December 31, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM(1)	$29,369.8	$(107.4)	$29,262.4	$5,512.6	$(107.4)	$5,405.2
Other Business Operations(1)	97.4	—	97.4	80.5	—	80.5

	$29,467.2	$(107.4)	$29,359.8	$5,593.1	$(107.4)	$5,485.7

Other intangible assets
PBM
Customer contracts	$17,672.7	$(2,038.3)	$15,634.4	$2,018.5	$(494.7)	$1,523.8
Trade names	226.6	(16.7)	209.9	3.6	—	3.6
Miscellaneous	121.6	(34.9)	86.7	123.0	(60.1)	62.9

	18,020.9	(2,089.9)	15,931.0	2,145.1	(554.8)	1,590.3

Other Business Operations
Customer relationships	138.5	(63.2)	75.3	68.4	(38.5)	29.9
Trade names	34.7	(3.1)	31.6	0.7	—	0.7

	173.2	(66.3)	106.9	69.1	(38.5)	30.6

Total other intangible assets	$18,194.1	$(2,156.2)	$16,037.9	$2,214.2	$(593.3)	$1,620.9

(1)	Goodwill associated with the Medco acquisition has been reallocated between the PBM and the Other Business Operations segments due to refinement of purchase price valuation assumptions. $1,253.9 million previously allocated to the Other Business Operations segment as of June 30, 2012 was reallocated to the PBM as of December 31, 2012.

The change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations (1)	Total
Balance at December 31, 2010	$5,405.7	$80.5	$5,486.2
Foreign currency translation and other	(0.5)	—	(0.5)

Balance at December 31, 2011	$5,405.2	$80.5	$5,485.7

Acquisitions(1)(2)	23,856.5	121.8	23,978.3
Discontinued operations(3)	—	(88.5)	(88.5)
Dispositions(4)	—	(14.0)	(14.0)
Foreign currency translation	0.7	(2.4)	(1.7)

Balance at December 31, 2012	$29,262.4	$97.4	$29,359.8

(1)	Goodwill associated with the Medco acquisition has been reallocated between the PBM and the Other Business Operations segments due to refinement of purchase price valuation assumptions. $1,253.9 million previously allocated to the Other Business Operations segment as of June 30, 2012 was reallocated to PBM as of December 31, 2012.
(2)	Represents the acquisition of Medco in April 2012.
(3)	Represents goodwill associated with UBC.
(4)	Represents the disposition of $12.0 million of goodwill associated with the sale of CYC and the impairment of $2.0 million associated with EAV.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $1,632.0 million, $236.0 million and $159.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for the years ended December 31, 2012 and 2011 includes $43.6 million and $81.0 million, respectively, of fees incurred, recorded in interest expense in the consolidated statement of operations, related to the termination or partial termination of bridge loan financing in connection with business combinations in process during each respective period. Additionally, in accordance with applicable accounting guidance, amortization of $114.0 million for customer contracts related to the PBM agreement has been included as an offset to revenues for each of the years ended December 31, 2012, 2011 and 2010. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $2,045.4 million for 2013, $1,766.9 million for 2014, $1,746.0 million for 2015, $1,738.1 million for 2016 and $1,320.7 million for 2017. The weighted-average amortization period of intangible assets subject to amortization is 15.5 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 2 to 30 years for other intangible assets.

In connection with the disposition of various businesses (see Note 4 – Dispositions) and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1 – Summary of significant accounting policies), we recorded various charges, as described below.

Held for sale classification for UBC. As a result of our determination that portions of the UBC business were not core to our future operations, amounts previously classified in continuing operations have been reclassified to discontinued operations. Amounts classified as discontinued operations included goodwill of $88.5 million and intangible assets of $157.4 million. Intangible assets were comprised of customer relationships with a carrying value of $157.4 million (gross value of $181.4 million less accumulated amortization of $24.0 million).

Sale of EAV. We recorded impairment charges associated with EAV totaling $11.5 million, which was comprised of $2.0 million of goodwill and $9.5 million of intangible assets and reflected fair value. The write-down of intangible assets was comprised of customer relationships with a carrying value of $3.6 million (gross value of $5.0 million less accumulated amortization of $1.4 million) and trade names with a carrying value of $5.9 million (gross value of $7.0 million less accumulated amortization of $1.1 million).

Sale of Liberty. We recorded an impairment charge associated with Liberty totaling $23.0 million to reflect fair value. The write-down was comprised of customer relationships with a carrying value of $24.2 million (gross value of $35.0 million less accumulated amortization of $10.8 million) and trade names with a carrying value of $6.6 million (gross value of $7.0 million less accumulated amortization of $0.4 million). This charge was allocated to these assets on a pro rata basis using the carrying values as of September 30, 2012.

Sale of CYC. In the third quarter of 2012, we completed the sale of CYC, which was included in our Other Business Operations segment. In connection with the sale of this line of business, goodwill of $12.0 million and trade names of $0.7 million were eliminated upon the sale of the business. As a gain was recorded on the sale, the elimination of these amounts was not recorded as an impairment.

Sale of PMG. In the second quarter of 2010, upon classification of PMG as a discontinued operation, approximately $22.1 million of goodwill was written off along with intangible assets with a carrying value of $1.7 million (gross value of $5.7 million less accumulated amortization of $4.0 million), consisting of trade names and customer relationships. The impairment charge is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations.

7. Financing

The Company’s debt, net of unamortized discounts and premiums, consists of:

	December 31,	December 31,
(in millions)	2012	2011
Long-term debt:
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,417.2	$—
6.125% senior notes due 2013	303.3	—

	1,720.5	—
June 2009 Senior Notes
6.250% senior notes due 2014	998.7	997.8
7.250% senior notes due 2019	497.6	497.3
5.250% senior notes due 2012	—	999.9

	1,496.3	2,495.0
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	510.9	—
4.125% senior notes due 2020	507.6	—

	1,018.5	—
May 2011 Senior Notes
3.125% senior notes due 2016	1,495.8	1,494.6

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.7	1,249.7
4.750% senior notes due 2021	1,240.3	1,239.4
2.750% senior notes due 2014	899.4	899.0
6.125% senior notes due 2041	698.4	698.4

	4,087.8	4,086.5
February 2012 Senior Notes
2.650% senior notes due 2017	1,487.9	—
2.100% senior notes due 2015	996.5	—
3.900% senior notes due 2022	980.0	—

	3,464.4	—
Term facility due August 29, 2016 with an average interest rate of 1.96% at December 31, 2012	2,631.6	—
Other	0.1	0.2

Total debt	15,915.0	8,076.3

Less: Current maturities of long-term debt	934.9	999.9

Total long-term debt	$14,980.1	$7,076.4

BANK CREDIT FACILITIES

On August 29, 2011, ESI entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger (as discussed in Note 3 – Changes in business), to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the new revolving facility is available for general corporate purposes and replaced ESI’s $750.0 million credit facility (discussed below) upon funding of the term facility on April 2, 2012. The term facility and the new revolving facility both mature on August 29, 2016. As of December 31, 2012, no amounts were drawn under the new revolving facility. The Company makes quarterly principal payments on the term facility. Additionally, during the fourth quarter of 2012, the

Company paid down $1,000.0 million of the term facility. As of December 31, 2012, $2,631.6 million was outstanding under the term facility with an average interest rate of 1.96%, of which $631.6 million is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the new credit agreement.

The new credit agreement requires interest to be paid at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the new revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the new revolving facility, depending on our consolidated leverage ratio. Under the new credit agreement, we are required to pay commitment fees on the unused portion of the $1.5 billion new revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on Express Scripts’ consolidated leverage ratio.

On August 13, 2010, ESI entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). The 2010 credit facility was terminated and replaced by the new revolving facility on April 2, 2012, as described above.

BRIDGE FACILITY

On August 5, 2011, ESI entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”) to be used to pay a portion of the cash consideration in connection with the Merger in the event that more favorable financing arrangements could not be secured. No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, the bridge facility was terminated.

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

INTEREST RATE SWAP

Medco entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of Medco’s $500 million of 7.250% senior notes due 2013 to variable interest rate debt. Under the terms of these swap agreements, Medco received a fixed rate of interest of 7.25% on $200 million and paid variable interest rates based on the six-month LIBOR plus a weighted-average spread of 3.05%. The payment dates under the agreements coincided with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received was included in interest expense. These swaps were settled on May 7, 2012. Express Scripts received $10.1 million for settlement of the swaps and the associated accrued interest receivable through May 7, 2012, and recorded a loss of $1.5 million related to the carrying amount of the swaps and bank fees.

SENIOR NOTES

Following the consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco are reported as debt obligations of Express Scripts on a consolidated basis.

In August 2003, Medco issued $500.0 million aggregate principal amount of 7.250% senior notes due 2013 (the “August 2003 Senior Notes”). On May 7, 2012, the Company redeemed the August 2003 Senior Notes. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of these notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable U.S. Treasury security for such redemption date plus 50 basis points. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest.

On March 18, 2008, Medco issued $1.5 billion of Senior Notes (the “March 2008 Senior Notes”), including:

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018

The March 2008 Senior Notes require interest to be paid semi-annually on March 15 and September 15. We may redeem some or all of the March 2008 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any March 2008 Senior Notes being redeemed, plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The March 2008 Senior Notes, issued by us and Medco, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.

On June 9, 2009, ESI issued $2.5 billion of Senior Notes (the “June 2009 Senior Notes”), including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500.0 million aggregate principal amount of 7.250% Senior Notes due 2019

The June 2009 Senior Notes require interest to be paid semi-annually on June 15 and December 15. On June 15, 2012, $1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012 matured and were redeemed. We may redeem some or all of the remaining series of June 2009 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The June 2009 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by us and most of our current and future 100% owned domestic subsidiaries. ESI used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.

On September 10, 2010, Medco issued $1.0 billion of Senior Notes (the “September 2010 Senior Notes”) including:

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015 (the “September 2015 Senior Notes”)

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020 (the “September 2020 Senior Notes”)

The September 2010 Senior Notes require interest to be paid semi-annually on March 15 and September 15. We may redeem some or all of the September 2010 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any September 2015 Senior Notes being redeemed, or 25 basis points with respect to any September 2020 Senior Notes being redeemed, plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The September 2010 Senior Notes, issued by Medco, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.

On May 2, 2011, ESI issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (the “May 2011 Senior Notes”). The May 2011 Senior Notes require interest to be paid semi-annually on May 15 and November 15. We may redeem some or all of the May 2011 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any May 2011 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The May 2011 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries. ESI used the net proceeds to repurchase treasury shares.

On November 14, 2011, we issued $4.1 billion of Senior Notes (the “November 2011 Senior Notes”), including:

•	$900 million aggregate principal amount of 2.750% Senior Notes due 2014 (the “November 2014 Senior Notes”)

•	$1.25 billion aggregate principal amount of 3.500% Senior Notes due 2016 (the “November 2016 Senior Notes”)

•	$1.25 billion aggregate principal amount of 4.750% Senior Notes due 2021 (the “2021 Senior Notes”)

•	$700 million aggregate principal amount of 6.125% Senior Notes due 2041 (the “2041 Senior Notes”)

The November 2014 Senior Notes require interest to be paid semi-annually on May 21 and November 21. The November 2016 Senior Notes, 2021 Senior Notes, and 2041 Senior Notes require interest to be paid semi-annually on May 15 and November 15. The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 – Changes in business).

We may redeem some or all of each series of November 2011 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 35 basis points with respect to any November 2014 Senior Notes being redeemed, 40 basis points with respect to any November 2016 Senior Notes being redeemed, 45 basis points with respect to any 2021 Senior Notes being redeemed, or 50 basis points with respect to any 2041 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The November 2011 Senior Notes, issued by us, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by ESI and most of our current and future 100% owned domestic subsidiaries, including upon consummation of the Merger, Medco and certain of Medco’s 100% owned domestic subsidiaries.

On February 6, 2012, we issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”), including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015 (“February 2015 Senior Notes”)

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017 (“February 2017 Senior Notes”)

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022 (“February 2022 Senior Notes”)

We may redeem some or all of each series of February 2012 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 30 basis points with respect to any February 2015 Senior Notes being redeemed, 35 basis points with respect to any February 2017 Senior Notes being redeemed, or 40 basis points with respect to any February 2022 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The

February 2012 Senior Notes, issued by Express Scripts, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by ESI and most of our current and future 100% owned domestic subsidiaries, including, following the consummation of the Merger, Medco and certain of Medco’s 100% owned domestic subsidiaries. The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses.

FINANCING COSTS

Financing costs of $13.3 million for the issuance of the June 2009 Senior Notes are being amortized over a weighted-average period of 5.2 years. Financing costs of $10.9 million for the issuance of the May 2011 Senior Notes are being amortized over 5 years. Financing costs of $29.9 million for the issuance of the November 2011 Senior Notes are being amortized over a weighted-average period of 12.1 years. Financing costs of $22.5 million for the issuance of the February 2012 Senior Notes are being amortized over a weighted-average period of 6.2 years.

We incurred financing costs of $91.0 million related to the bridge facility. Financing costs of $26.0 million were immediately expensed upon entering into the new credit agreement, which reduced the commitments under the bridge facility by $4.0 billion. The remaining financing costs of $65.0 million related to the bridge facility were capitalized and were amortized through April 2012. Amortization of the deferred financing costs was accelerated in proportion to the amount by which alternative financing replaced the commitments under the bridge facility.

Financing costs of $36.1 million related to the term facility and new revolving facility are being amortized over 4.4 years. In conjunction with our payment of $1,000.0 million on the term loan, we wrote off a proportionate amount of financing costs.

Deferred financing costs are reflected in other intangible assets, net in the accompanying consolidated balance sheet.

COVENANTS

Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2012, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

The following represents the schedule of current maturities, excluding unamortized discounts and premiums, for our long-term debt as of December 31, 2012 (amounts in millions):

Year Ended December 31,
2013	$931.6
2014	2,584.3
2015	2,552.6
2016	3,013.2
2017	1,500.0
Thereafter	5,150.0

$15,731.7

8. Income taxes

Income from continuing operations before income taxes of $2,191.0 million resulted in net tax expense of $833.3 million for 2012. We consider our foreign earnings to be indefinitely reinvested, and accordingly have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $65.6 million, $53.7 million and $43.7 million as of December 31, 2012, 2011, and 2010, respectively. Upon distribution of such earnings, we would be subject to United States income taxes of approximately $24.0 million.

The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2012	2011	2010
Income from continuing operations before income taxes:
United States	$2,176.4	$2,029.4	$1,918.2
Foreign	14.6	(2.3)	(9.5)

Total	$2,191.0	$2,027.1	$1,908.7

Current provision:
Federal	$1,006.4	$565.2	$545.8
State	216.6	42.5	40.3
Foreign	0.7	3.1	0.1

Total current provision	1,223.7	610.8	586.2

Deferred provision:
Federal	(359.8)	125.3	113.1
State	(29.9)	12.4	4.5
Foreign	(0.7)	0.1	0.3

Total deferred provision	(390.4)	137.8	117.9

Total current and deferred provision	$833.3	$748.6	$704.1

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2012, 2011, and 2010 is immaterial):

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.1	2.0	1.7
Non-controlling interest	(0.3)	—	—
Investment in foreign subsidiaries	(3.0)	—	—
Other, net	1.2	—	0.2

Effective tax rate	38.0%	37.0%	36.9%

Our effective tax rated from continuing operations was 38.0% for the year ended December 31, 2012, compared to 37.0% and 36.9% for 2011 and 2010, respectively.

During 2012, we recorded a charge of $14.2 million resulting from the reversal of the deferred tax asset previously established for transaction-related costs that became nondeductible upon the consummation of the Merger. In addition, due to the adoption of common income tax return filing methods between ESI and Medco, we recorded a $52.0 million income tax contingency related to prior year income tax return filings. We also recorded a charge of $0.5 million related to the impairment of goodwill for EAV. Lastly, we recorded a net nonrecurring benefit of $74.9 million in the fourth quarter of 2012 primarily attributable to investments in certain foreign subsidiaries for which we expect to realize in the foreseeable future.

The effective tax rate recognized in discontinued operations was (79.5%) and 35.5% for the years ended December 31, 2012 and 2010, respectively. There were no discontinued operations in 2011. Our 2012 net tax provision from discontinued operations was $12.2 million, with a corresponding net tax benefit of $12.9 million in 2010.

The deferred tax assets and deferred tax liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$70.0	$11.6
Note premium	101.7	—
Tax attributes	63.4	33.0
Deferred compensation	12.2	7.0
Equity compensation	359.1	42.9
Accrued expenses	329.4	51.6
Federal benefit of uncertain tax positions	164.9	11.5
Investment in foreign subsidiaries	15.6	—
Other	19.2	3.9

Gross deferred tax assets	1,135.5	161.5
Less valuation allowance	(35.4)	(25.1)

Net deferred tax assets	1,100.1	136.4

Deferred tax liabilities:
Depreciation and property differences	(444.7)	(100.8)
Goodwill and intangible assets	(6,176.6)	(516.6)
Prepaids	(7.7)	(0.8)
Other	(11.4)	(7.4)

Gross deferred tax liabilities	(6,640.4)	(625.6)

Net deferred tax liabilities	$(5,540.3)	$(489.2)

As of December 31, 2012, we have $37.9 million of deferred tax assets for state net operating loss carryforwards which expire between 2013 and 2032. A valuation allowance of $21.2 million exists for a portion of these deferred tax assets.

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2012	2011	2010
Balance at January 1	$32.4	$57.3	$57.3
Additions for tax positions related to prior years(1)	392.7	7.3	7.5
Reductions for tax positions related to prior years	(1.3)	(30.3)	(5.3)
Additions for tax positions related to the current year	83.7	4.9	—
Reductions for tax positions related to the current year	—	—	(1.9)
Reductions attributable to settlements with taxing authorities	—	(5.1)	—
Reductions as a result of a lapse of the applicable statute of limitations	(6.7)	(1.7)	(0.3)

Balance at December 31	$500.8	$32.4	$57.3

(1)	Includes an aggregate $343.4 million of Medco income tax contingencies recorded through the allocation of Medco’s purchase price.

Included in our unrecognized tax benefits are $427.8 million of uncertain tax positions that would impact our effective tax rate if recognized.

We recorded $19.6 million of interest and penalties to the provision for income taxes in our consolidated statement of operations for the year ended December 31, 2012 as compared to a $7.0 million benefit and $3.7 million charge for the years ended December 2011 and 2010, respectively. During 2012, we also recorded $55.4 million of interest and penalties through acquisition accounting for the Merger resulting in $80.6 million and $5.5 million of accrued interest and penalties in our consolidated balance sheet as of December 31, 2012 and 2011, respectively. Interest was computed on the difference between the tax position recognized in accordance with accounting guidance and the amount previously taken or expected to be taken in our tax returns.

The Internal Revenue Service (“IRS”) is examining the consolidated 2008 and 2009 U.S. federal income tax returns for both ESI and Medco. In addition, during 2012, the IRS commenced an examination of Medco’s 2010 U.S. federal income tax return. These examinations are anticipated to conclude in 2013. The majority of our income tax contingencies are subject to statutes of limitations that are scheduled to expire in 2017.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may change within the next twelve months. The possible change could result from the finalization of the IRS audits as well as various state income tax audits and lapses of statutes of limitation. Our federal income tax audit uncertainties primarily relate to the timing of deductions while various state income tax audit uncertainties primarily relate to the attribution of overall taxable income to those states. An estimate of the range of the reasonably possible change in the next 12 months cannot be made.

As of December 31, 2012, management was evaluating the potential tax benefits related to the disposition of a business acquired in the Merger. Based on information currently available, our best estimate resulted in no amounts being recorded at December 31, 2012. However, pending the resolution of certain matters, the deduction may become realizable in the future.

9. Common stock

On May 27, 2011, ESI entered into agreements to repurchase shares of its common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (“ASR”) agreement. The ASR agreement consisted of two agreements, providing for the repurchase of shares of ESI’s common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, ESI received 29.4 million shares of ESI’s common stock at a price of $59.53 per share. During the third quarter of 2011, we settled the $1.0 billion portion of the ASR agreement and received 1.9 million shares at a final forward price of $53.51 per share. During the fourth quarter of 2011, we settled $725.0 million of the $750.0 million portion of the ASR agreement and received 2.1 million shares at a weighted-average final forward price of $50.69.

On April 27, 2012, we settled the remaining portion of the ASR agreement and received 0.1 million additional shares, resulting in a total of 33.5 million shares received under the agreement.

The ASR agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The remaining 4.0 million shares and 0.1 million shares received for the portions of the ASR agreement that were settled during 2011 and 2012, respectively, reduced weighted-average common shares outstanding for the years ended December 31, 2011 and 2012, respectively.

ESI had a stock repurchase program, originally announced on October 25, 1996. Treasury shares were carried at first in, first out cost. In addition to the shares repurchased through the ASR, ESI repurchased 13.0 million shares under its existing stock repurchase program during the second quarter of 2011 for $765.7 million.

On May 5, 2010, ESI announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.

Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. Express Scripts eliminated the value of treasury shares, at cost, immediately prior to the Merger as a reduction to retained earnings and paid-in capital.

The Board of Directors of Express Scripts has not yet adopted a stock repurchase program to allow for the repurchase of shares of Express Scripts.

As of December 31, 2012, approximately 47.5 million shares of our common stock have been reserved for employee benefit plans (see Note 10 – Employee benefit plans and stock-based compensation plans).

Preferred Share Purchase Rights. In July 2001, ESI’s Board of Directors adopted a stockholder rights plan which declared a dividend of one right for each outstanding share of ESI’s common stock. The rights plan expired on March 15, 2011 and no additional plan has been adopted by the Board of Directors.

10. Employee benefit plans and stock-based compensation plans

Retirement savings plans. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for substantially all of our full-time employees. Under the plan historically sponsored by ESI (the “ESI 401(k) Plan”), employees may elect to enter into a salary deferral agreement under which a maximum of 25% of their salary may be contributed to the plan. Additionally, upon consummation of the Merger, the Company assumed sponsorship of Medco’s 401(k) plan (the “Medco 401(k) Plan”), under which employees may elect to contribute up to 50% of their salary. Contributions under both plans are subject to aggregate limits required under the Internal Revenue Code. For participants in the ESI 401 (k) Plan, the Company matches 200%

of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the plan for substantially all employees under the plan after one year of service. For participants in the Medco 401(k) Plan, the Company matches 100% of the first 6% of the employees’ compensation contributed to the plan for substantially all employees under the plan. Effective January 1, 2013, the ESI 401(k) Plan and the Medco 401(k) Plan terminated and were replaced by a new plan applicable to all full-time and part-time employees of the Company (the “Express Scripts 401(k) Plan”), under which eligible employees may elect to contribute up to 50% of their salary. Under the Express Scripts 401(k) Plan, the Company will match 100% of the first 6% of the employees’ compensation contributed to the plan for substantially all employees after one year of service. For the years ended December 31, 2012, 2011 and 2010, we had contribution expense of approximately $67.6 million, $25.7 million and $26.8 million, respectively. The increase for the year ended December 31, 2012 is the result of contributions to the Medco 401(k) Plan from the date of the Merger.

Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2012, 2011 and 2010, approximately 229,000, 200,000 and 217,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 2.2 million shares at December 31, 2012.

Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2012, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consist of mutual funds (see Note 1 – Summary of significant accounting policies). We incurred net compensation expense of approximately $1.0 million, $0.6 million and $1.5 million in 2012, 2011 and 2010, respectively. At December 31, 2012, approximately 5.9 million shares of our common stock have been reserved for future issuance under the plan. We have $0.2 million and $0.3 million of unearned compensation related to unvested shares that are part of our deferred compensation plan at December 31, 2012 and 2011, respectively.

Stock-based compensation plans in general. In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011, became effective June 1, 2011, and we assumed its sponsorship upon the closing of the Merger. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30.0 million. The maximum term of stock options, SSRs, restricted stock units, restricted stock awards and performance shares granted under the 2011 LTIP is 10 years. As of December 31, 2012, approximately 24.7 million shares of our common stock are available for issuance under this plan.

Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (the “2000 LTIP”), which provided for the grant of various equity awards with various terms to ESI’s officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. However, this plan is still in existence as there are outstanding grants under this plan. Under the 2000 LTIP, ESI issued stock options, SSRs, restricted stock units, restricted stock awards and performance share awards, which awards were converted into awards relating to Express Scripts common stock upon closing of the Merger. Prior to the Merger, awards were typically settled using treasury shares. Upon close of the Merger, treasury shares of ESI were cancelled and subsequent awards were settled by issuance of new shares. The maximum term of stock options, SSRs, restricted stock units, restricted stock awards and performance shares granted under the 2000 LTIP is 10 years.

The provisions of both the 2000 LTIP and 2011 LTIP allow employees to use shares to cover tax withholding on stock awards. Upon vesting of restricted stock and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes.

The tax benefit related to employee stock compensation recognized during the years ended December 31, 2012, 2011 and 2010 was $153.9 million, $17.7 million and $18.1 million, respectively.

Effective upon the closing of the Merger, the Company assumed the sponsorship of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”), originally adopted by Medco, allowing Express Scripts to issue awards under this plan. As of December 31, 2012, 14.7 million shares are available under this plan. Under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, Medco granted, and Express Scripts may grant, stock options, restricted stock units and other types of awards to employees and directors. Medco’s awards granted under the 2002 Stock Incentive Plan are subject to accelerated vesting upon change in control and termination.

As part of the consideration transferred in the Merger, Express Scripts issued 41.5 million replacement stock options to holders of Medco stock options, valued at $706.1 million, and 7.2 million replacement restricted stock units to holders of Medco restricted stock units, valued at $174.9 million. See Note 3 – Changes in business, for further discussion of valuation.

Restricted stock units and performance shares. Express Scripts grants restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees. ESI’s restricted stock units have three-year graded vesting and performance shares cliff vest at the end of three years. In 2011, 0.5 million restricted units were awarded which cliff vest two years from the closing date of the Merger (the “merger restricted shares”). In addition to the two year service requirement, vesting of the merger restricted shares was contingent upon completion of the Merger. As this vesting condition did not meet probability thresholds indicated by authoritative accounting guidance, no expense was recorded for the merger restricted shares until consummation of the Merger. Prior to vesting, shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. The original value of the performance share grants is subject to a multiplier of up to 2.5 based on certain performance metrics. Medco’s restricted stock units and performance shares granted under the 2002 Stock Incentive Plan generally vest over three years.

Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2012 and 2011, unearned compensation related to restricted stock units and performance shares was $99.4 million and $37.2 million, respectively. We recorded pre-tax compensation expense related to restricted stock units and performance share grants of $190.0 million, $13.9 million and $17.5 million in 2012, 2011 and 2010, respectively. The fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $213.8 million, $20.9 million and $10.5 million, respectively. The increase in pre-tax compensation expense and fair value of restricted shares vested for the year ended December 31, 2012 resulted from acceleration of stock-based compensation expense and award vesting associated with the termination of certain Medco employees following the Merger. The weighted-average remaining recognition period for restricted stock units and performance shares is 1.6 years.

A summary of the status of restricted stock units and performance shares as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below.

	Shares (in millions)	Weighted- Average Grant Date Fair Value Per Share
ESI outstanding at beginning of year(1)	1.3	$41.92
Medco outstanding converted at April 2, 2012	7.2	56.49
Granted	0.3	53.03
Other(2)	0.2	52.04
Released	(4.1)	52.25
Forfeited/Cancelled	(0.2)	54.49

Express Scripts outstanding at December 31, 2012	4.7	54.57

Express Scripts vested and deferred at December 31, 2012	0.2	56.49

Express Scripts non-vested at December 31, 2012	4.5	$54.50

(1)	All outstanding awards were converted to Express Scripts awards upon consummation of the Merger at a 1:1 ratio.
(2)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.

Stock options and SSRs. Express Scripts grants stock options and SSRs to certain officers, directors and employees to purchase shares of Express Scripts Holding Company common stock at fair market value on the date of grant. ESI’s SSRs and stock options granted under both the 2000 LTIP and 2011 LTIP generally have three-year graded vesting, with the exception of 1.0 million awards granted during the fourth quarter of 2011 which cliff vest two years from the closing date of the Merger. Medco’s options granted under the 2002 Stock Incentive Plan generally vest over three years.

Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. As of December 31, 2012 and 2011, unearned compensation related to SSRs and stock options was $74.4 million and $32.1 million, respectively. We recorded pre-tax compensation expense related to SSRs and stock options of $220.0 million, $34.6 million and $32.1 million in 2012, 2011 and 2010, respectively. The increase for the year ended December 31, 2012 resulted from stock-based compensation expense acceleration associated with the termination of certain Medco employees. The weighted-average remaining recognition period for stock options and SSRs is 1.6 years.

A summary of the status of stock options and SSRs as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below.

	Shares (in millions)	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)(1)
ESI outstanding at beginning of year(2)	13.7	$34.54
Medco outstanding converted at April 2, 2012	41.5	38.61
Granted	3.6	53.06
Exercised	(13.5)	30.82
Forfeited/cancelled	(1.1)	47.60

Outstanding at end of period	44.2	$40.71	6.1	$592.5

Awards exercisable at period end	30.2	$36.79	5.6	$522.0

(1)	Amount by which the market value of the underlying stock exceeds the exercise price of the option.
(2)	All outstanding awards were converted to Express Scripts awards upon consummation of the Merger at a 1:1 ratio.

For the year ended December 31, 2012, the windfall tax benefit related to stock options exercised during the year was $45.3 million and is classified as a financing cash inflow on the consolidated statement of cash flows.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following assumptions:

	2012	2011	2010
Expected life of option	2-5 years	2-5 years	3-5 years
Risk-free interest rate	0.3%-0.9%	0.3%-2.2%	0.5%-2.4%
Expected volatility of stock	29%-38%	30%-39%	36%-41%
Expected dividend yield	None	None	None
Weighted-average volatility of stock	35.5%	36.6%	38.4%

The fair value of Medco converted grants was estimated on the date of the Merger using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

At April 2, 2012 Medco Converted Grants
Expected life of option	2 years
Risk-free interest rate	0.4%
Expected volatility of stock	32.9%
Expected dividend yield	None

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Cash proceeds, intrinsic value related to total stock options exercised, and weighted-average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 are provided in the following table:

(in millions, except per share data)	2012	2011	2010
Proceeds from stock options exercised	$401.1	$35.9	$38.2
Intrinsic value of stock options exercised	359.6	82.8	123.7
Weighted-average fair value per share of options granted during the year	$15.13	$14.74	$15.97

11. Pension and other postretirement benefits

Net pension and postretirement benefit cost. In connection with the Merger, Express Scripts assumed sponsorship of Medco’s pension and other post-retirement benefit obligations, which were re-measured and recorded at fair value on the date of the Merger.

For the pension plans, Express Scripts has elected to determine the projected benefit obligation as the value of the benefits to which employees would be entitled if they separated from service immediately. Under this approach, the liability is equal to the employee’s account value as of the measurement date. After re-measurement upon the Merger consummation, the fair value of the projected benefit obligation was $291.3 million and the plan assets at fair value totaled $217.0 million, representing an underfunded status and resulting in a balance sheet liability of $74.3 million.

In January 2011, Medco amended its defined benefit pension plans, freezing the benefit for all participants effective in the first quarter of 2011. After the plan freeze, participants no longer accrue any benefits under the plans, and the plans have been closed to new entrants since February 28, 2011. However, account balances continue to be credited with interest until paid.

Medco’s unfunded postretirement healthcare benefit plan was discontinued for all active non-retirement eligible employees in January 2011.

For the year ended December 31, 2012, the net benefit for the Company’s pension and other postretirement benefit plans consisted of the following components:

	2012(1)
(in millions)	Pension Benefits	Other Postretirement Benefits
Interest cost	$0.3	$0.1
Actual return on plan assets	(7.0)	—
Net actuarial loss	0.1	0.1

Net (benefit)/cost	$(6.6)	$0.2

(1)	Beginning April 2, 2012, the date of the Merger.

Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases and the effects of changes in actuarial assumptions. Net actuarial gains and losses are recorded into net income in the period incurred.

Changes in plan assets, benefit obligation and funded status. Summarized information about the funded status and the changes in plan assets and projected benefit obligation for the year ended December 31, 2012 is as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets assumed in the Merger	217.0	—
Actual return on plan assets	7.0	—
Company contributions	6.1	0.5
Benefits paid	(22.6)	(0.5)

Fair value of plan assets at end of year	207.5	—

Projected benefit obligation at beginning of year	—	—
Benefit obligation assumed in the Merger	291.3	2.9
Interest cost	0.3	0.1
Actuarial losses	0.1	0.1
Benefits paid	(22.6)	(0.5)

Projected benefit obligation at end of year	269.1	2.6

Underfunded status at end of year	$61.6	$2.6

As a result of the plan freeze, the accumulated benefit obligation and the projected benefit obligation amounts for the defined benefit pension plan are equal at December 31, 2012.

The pension and other postretirement benefits liabilities recognized at December 31, 2012 are as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Accrued expenses	$—	$0.5
Other liabilities	61.6	2.1

Total pension and other postretirement liabilities	$61.6	$2.6

Actuarial assumptions. The Company has elected an accounting policy that measures the pension plan’s benefit obligation as if participants were to separate immediately. As a result, a discount rate is not used to value the pension benefit obligation. Also, since both the pension and other postretirement benefit plans are frozen, a rate of compensation increase is not applicable.

Other Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	2.48%
Weighted-average assumptions used to determine net cost for the fiscal year ended:
Discount rate	3.30%

Our return on plan assets is calculated based on the actual fair value of plan assets. We recognize actual gains and losses on pension plan assets immediately in our operating results. Amounts are recorded each period based on estimates, and adjusted annually when actual results of the plan are measured at December 31st.

For the other postretirement benefit plan, the discount rate is determined annually and is evaluated and modified to reflect, at the end of our fiscal year, the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they come due.

Future costs of the amended postretirement benefit healthcare plan are being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend. Additionally, the salary growth rate assumption is not applicable for determination of the benefit obligation at December 31, 2012 as a result of the plan freeze.

Pension plan assets. The Company believes the oversight of the investments held under its pension plans is rigorous and the investment strategies are prudent. Beginning in 2013, we have adopted a dynamic asset allocation policy. The intent of this policy is to allocate funds to investments with lower expected risk profiles as the funded ratio of the pension plan improves. The investment objectives of the Company’s qualified pension plan are designed to provide liquidity to meet benefit payments and expenses payable from the plan to offer a reasonable probability of achieving asset growth to reduce the underfunded status of the plan and to manage the plan’s assets in a liability framework. The precise amount for which the benefit obligations will be settled depends on future events, including interest rates and the life expectancy of the plan’s members. The obligations are estimated using actuarial assumptions based on the current economic environment.

The following table sets forth the target allocation for 2013 by asset class and the plan assets at fair value at December 31, 2012 by level within the fair value hierarchy:

($ in millions) Asset Class	Target Allocation 2013(1)	Percent of Plan Assets at December 31, 2012	December 31, 2012	Level 1(2)(3)	Level 2(2)(4)		Level 3(2)
U.S. equity securities	12%	54%
U.S. large-cap			$60.3	$—	$60.3	(5)	—
U.S. small/mid-cap			51.1	27.9	23.2	(6)	—
International equity securities	13%	15%	31.1	31.1	—		—
Fixed income	45%	31%	65.0	30.8	34.2	(7)	—
Hedge funds(8)	25%	—	—	—	—		—
Global real estate	5%	—	—	—	—		—

Total		100%	$207.5	$89.8	$117.7		—

(1)	The amounts disclosed reflect our target allocation based on the funded ratio of the plan at December 31, 2012 and are subject to change based on the funded ratio of the plan during the year.
(2)	See Note 2 – Fair Value Disclosures for a description of the fair value hierarchy.
(3)	Investments classified as Level 1 are valued at the readily available quoted price from an active market where there is significant transparency in the executed quoted price. These investments consist of mutual funds valued at the net asset value of shares held by the pension plan at year-end.
(4)	Assets classified as Level 2 include units held in common collective trust funds and mutual funds, which are valued based on the net asset values reported by the funds’ investment managers, and a short-term fixed income investment fund which is valued using other significant observable inputs such as quoted prices for comparable securities.
(5)	Consists of common collective trusts that invest in common stock of S&P 500 companies and US large-cap common stock.
(6)	Consists of a common collective trust that invests in US mid-cap common stock.
(7)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.
(8)	The inclusion of hedge funds serves to further diversify the fund and the volatility of the hedge fund portfolio returns are expected to be less than that of global equities.

Cash flows.

Employer Contributions. Under the current actuarial assumptions, there is no minimum contribution required for the 2012 plan year. The Company does not expect to contribute any cash payments during 2013.

Estimated Future Benefit Payments. As of December 31, 2012, the following benefit payments are expected to be made:

(in millions)	Pension Benefits	Other Postretirement Benefits
2013	$18.9	$0.5
2014	17.0	0.4
2015	15.7	0.3
2016	15.1	0.3
2017	14.4	0.2
2018-2022	$64.6	$0.8

12. Commitments and contingencies

We have entered into noncancellable agreements to lease certain offices, distribution facilities and operating equipment with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. Rental expense under the office and distribution facilities leases, excluding the discontinued operations of EAV, UBC, Europe and PMG (see Note 4 – Dispositions), in 2012, 2011 and 2010 was $103.6 million, $30.2 million and $40.3 million, respectively. The future minimum lease payments due under noncancellable leases, excluding the facilities of the discontinued operations of our held for sale entities UBC and Europe, are shown below (in millions):

Year Ended December 31,	Minimum Operating Lease Payments	Minimum Capital Lease Payments
2013	$77.7	$13.7
2014	60.7	13.7
2015	40.5	13.6
2016	33.0	13.6
2017	31.3	—
Thereafter	29.1	—

Total	$272.3	$54.6

In the fourth quarter of 2011, ESI opened a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. The annual lease commitments for this facility are approximately $3.3 million and the term of the lease is ten years.

In November 2012, we entered into a four-year capital lease for equipment to be used in our Fair Lawn, New Jersey facility. Prior to January 1, 2013, the Company does not have the right to use the asset and has not received any services that would result in an obligation. Additionally, the equipment has not been placed into service at December 31, 2012. As such, no asset or liability has been recorded at December 31, 2012. The lease terminates in December 2016 and contains an option for the Company to purchase the equipment for one dollar at that time.

For the year ended December 31, 2012, approximately 43.7% of our pharmaceutical purchases were through two wholesalers, 16.8% through Cardinal Health and 26.9% through AmerisourceBergen. In October 2012, AmerisourceBergen became our primary wholesaler. We believe other alternative sources are readily available. Except for customer concentration described in Note 13 – Segment information below, we believe no other concentration risks exist at December 31, 2012.

As of December 31, 2012, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to historical experience and current business plans. These future purchase commitments (in millions), excluding the facilities of the discontinued operations of our held for sale entities UBC and Europe, are summarized below:

Year Ended December 31,	Future Purchase Commitments
2013	$219.2
2014	141.6
2015	80.5
2016	5.0
2017	5.2
Thereafter	—

Total	$451.5

In the ordinary course of business there have arisen various legal proceedings, investigations, government inquiries or claims now pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the years ended December 31, 2012, 2011 and 2010.

We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1 – Summary of significant accounting policies, “Self-insurance accruals”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative guidance, if the range of possible loss is broad, the liability accrual is based on the lower end of the range.

When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.

The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. We are often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss. For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe that such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our consolidated cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

While we believe our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these claims at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with any such matters would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

We previously disclosed an accrual of $30.0 million related to a client contractual dispute. The accrual was reflected as an offset to revenue in the consolidated statement of operations for the year ended December 31, 2011. This dispute has since been resolved and the impact of the resolution is not material.

13. Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During the second quarter of 2012, we reorganized our international retail network pharmacy management business (which has been substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. All related segment disclosures have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the respective years ended December 31:

(in millions)	PBM	Other Business Operations	Total
2012
Product revenues:
Network revenues	$57,765.5	$—	$57,765.5
Home delivery and specialty revenues	33,004.7	—	33,004.7
Other revenues	—	2,118.7	2,118.7
Service revenues	805.8	163.4	969.2

Total revenues	91,576.0	2,282.1	93,858.1

Depreciation and amortization expense	1,834.5	38.1	1,872.6

Operating income	2,805.7	(21.2)	2,784.5
Equity income from joint venture			14.9
Interest income			10.6
Interest expense and other			(619.0)

Income before income taxes			2,191.0

Capital expenditures	148.5	11.7	160.2

2011
Product revenues:
Network revenues	$30,007.3	$—	$30,007.3
Home delivery and specialty revenues	14,547.4	—	14,547.4
Other revenues	—	1,279.3	1,279.3
Service revenues	273.0	21.3	294.3

Total revenues	44,827.7	1,300.6	46,128.3

Depreciation and amortization expense	245.2	8.2	253.4

Operating income	2,302.6	11.8	2,314.4
Interest income			12.4
Interest expense and other			(299.7)

Income before income taxes			2,027.1

Capital expenditures	140.0	4.4	144.4

2010
Product revenues:
Network revenues	$30,147.8	$—	$30,147.8
Home delivery and specialty revenues	13,398.2	—	13,398.2
Other revenues	—	1,153.9	1,153.9
Service revenues	260.9	12.4	273.3

Total revenues	43,806.9	1,166.3	44,973.2

Depreciation and amortization expense	236.8	7.9	244.7

Operating income	2,072.5	(1.6)	2,070.9
Interest income			4.9
Interest expense and other			(167.1)

Income before income taxes			1,908.7

Capital expenditures	115.7	4.2	119.9

The following table presents the total assets of our reportable segments, including the discontinued operations of our held for sale entities UBC and Europe, as of December 31:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of December 31, 2012
Total assets	$54,626.3	$3,021.2	$463.7	$58,111.2
Investment in equity method investees	$11.9	$—	$—	$11.9
As of December 31, 2011
Total assets	$15,131.9	$475.1	$—	$15,607.0
Investment in equity method investees	$—	$—	$—	$—

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain specialty and fertility drugs. Other Business Operations product revenues consist of specialty distribution activities and development of scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty distribution services. Other Business Operations service revenues include revenues from healthcare card administration through September 14, 2012, the date of disposal of CYC.

The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	December 31,
	2012	2011	2010
WellPoint	13.7%	29.5%	29.2%
Department of Defense (“DoD”)	10.6%	20.9%	19.7%
UnitedHealth Group	9.4%	—	—
Other	5.6%	6.3%	6.3%

Top five clients	39.3%	56.7%	55.2%

None of our other clients accounted for 10% or more of our consolidated revenues during the years ended December 31, 2012, 2011 or 2010.

Revenues earned by our continuing operations international businesses totaled $77.1 million, $62.4 million and $52.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. All other continuing operations revenues are earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $32.6 million and $17.6 million as of December 31, 2012 and 2011, respectively. All other long-lived assets are domiciled in the United States.

14. Quarterly financial data (unaudited)

The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First(1)	Second(1)(2)(3)	Third(1)(2)	Fourth(2)
Fiscal 2012(4)
Total revenues(5)	$12,132.6	$27,504.6	$26,810.2	$27,410.7
Cost of revenues(5)	11,300.6	25,417.5	24,702.0	25,107.8

Gross profit	832.0	2,087.1	2,108.2	2,302.9
Selling, general and administrative	265.1	1,587.7	1,294.5	1,398.4

Operating income	566.9	499.4	813.7	904.5

Net income from continuing operations	270.2	153.4	411.3	522.8
Net loss from discontinued operations, net of tax	—	(0.4)	(15.4)	(11.8)

Net income	$270.2	$153.0	$395.9	$511.0
Less: Net income attributable to non-controlling interest	2.4	3.4	4.5	6.9

Net income attributable to Express Scripts	267.8	149.6	391.4	504.1

Basic earnings (loss) per share
Continuing operations attributable to Express Scripts	$0.55	$0.19	$0.50	$0.63
Discontinued operations attributable to Express Scripts	—	—	(0.02)	(0.01)
Net earnings attributable to Express Scripts	0.55	0.19	0.48	0.62

Diluted earnings (loss) per share attributable to Express Scripts
Continuing operations attributable to Express Scripts	$0.55	$0.18	$0.49	$0.62
Discontinued operations attributable to Express Scripts	—	—	(0.02)	(0.01)
Net earnings attributable to Express Scripts	0.55	0.18	0.47	0.61

Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$267.8	$150.0	$406.8	$515.9
Discontinued operations, net of tax	—	(0.4)	(15.4)	(11.8)

Net income attributable to Express Scripts shareholders	$267.8	$149.6	$391.4	$504.1

	Quarters
(in millions, except per share data)	First	Second	Third(1)	Fourth(1)
Fiscal 2011
Total revenues(5)	$11,094.5	$11,361.4	$11,571.0	$12,101.4
Cost of revenues(5)	10,349.0	10,577.3	10,735.2	11,256.9

Gross profit	745.5	784.1	835.8	844.5
Selling, general and administrative	193.1	204.8	229.6	268.0

Operating income	552.4	579.3	606.2	576.5

Net income	$326.5	$334.2	$325.8	$292.0
Less: Net income attributable to non-controlling interest	—	—	1.1	1.6

Net income attributable to Express Scripts	326.5	334.2	324.7	290.4

Basic earnings per share attributable to Express Scripts:	$0.62	$0.66	$0.67	$0.60

Diluted earnings per share attributable to Express Scripts:	$0.61	$0.66	$0.66	$0.59

(1)	Revised to reflect non-controlling interest. As stated within Note 1 – Summary of significant accounting policies, the above unaudited quarterly financial data has been revised to reflect net income attributable to members of our consolidated affiliates. This revision results in adjustments from the SG&A line item to the “Net income attributable to non-controlling interest” line item. These revisions provide comparable data year-over-year, are immaterial to any previously issued financial statements, and do not result in a change in our results of operations for any period. Accordingly, we will revise our previously issued financial statements within future filings. Within the above 2012 quarterly financial data, changes presented above reflect revisions from the SG&A line item to the “Net income attributable to non-controlling interest” line item in the amount of $2.4 million, $3.4 million, $4.5 million and $6.9 million during the first, second, third and fourth quarters, respectively. Within the above 2011 quarterly financial data, changes presented above reflect revisions from the SG&A line item to the “Net income attributable to non-controlling interest” line item in the amount of $1.1 million and $1.6 million during the third and fourth quarters, respectively.

(2)	Restated to exclude the discontinued operations of EAV, UBC and European operations.

(3)	In September of 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. These costs should have been accrued as of June 30, 2012. In accordance with Staff Accounting Bulletin No. 99 the Company assessed the materiality of the error and concluded that the error was not material to our financial statements for the three and six months ended June 30, 2012, but that the June 30, 2012 financial statements would be revised. The Company has revised these transaction expenses, which are reported within the SG&A line item of the accompanying unaudited quarterly financial data. The result of this adjustment revises SG&A, Operating Income, Net Income, and basic and diluted earnings per share for the three months ended June 30, 2012, as reflected above.

(4)	Includes the April 2, 2012 acquisition of Medco.

(5)	Includes retail pharmacy co-payments of $1,496.6 and $1,526.5 for the three months ended March 31, 2012 and 2011, respectively, $3,519.1 and $1,457.1 for the three months ended June 30, 2012 and 2011, respectively, $3,348.9 and $1,390.4 for the three months ended September 30, 2012 and 2011, respectively, and $3,304.0 and $1,412.6 for the three months ended December 31, 2012 and 2011, respectively.

15. Condensed consolidating financial information

The senior notes issued by the Company, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems. Effective September 17, 2010, PMG was sold, effective December 3, 2012, Liberty was sold, effective December 4, 2012, EAV was sold and effective during the fourth quarter of 2012 it was determined that our European operations and portions of UBC would meet the criteria of discontinued operations. The operations of PMG are included as discontinued operations in those of the non-guarantors for the year ended December 31, 2010. The operations of Liberty are included as continuing operations in those of the non-guarantors for the year ended December 31, 2012 (from the date of the Merger). The operations of EAV, Europe and the international operations of UBC are included as discontinued operations in those of the non-guarantors as of and for the year ended December 31, 2012 (from the date of the Merger). The domestic operations of UBC classified as discontinued operations are included in those of the guarantors as of and for the year ended December 31, 2012 (from the date of the Merger). The following presentation reflects the structure that exists as of the most recent balance sheet date and also includes certain retrospective immaterial revisions (discussed and presented in further detail below). The condensed consolidating financial information is presented separately for:

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

While preparing the financial statements for our quarterly report on Form 10-Q for the period ended September 30, 2012, the Company identified certain immaterial errors in the presentation and allocation of certain line items in the previously reported condensed consolidating financial information between the Express Scripts column and the ESI column for the years ended December 31, 2011 and 2010. In accordance with Staff Accounting Bulletin No.99 and Staff Accounting Bulletin No. 108, the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected, and therefore, amendment of previously filed reports with the SEC was not required. However, the company has revised the condensed consolidating financial information presented below for the years ended December 31, 2011 and 2010, to correct all such immaterial errors. Because ESI was the Company’s predecessor for financial reporting purposes before the acquisition of Medco, the condensed consolidating financial information for the years ended December 31, 2011 and 2010 represents the results of ESI and its subsidiaries.

The errors were specific to presentation within our condensed consolidating financial information and had no impact on consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

Certain amounts from prior periods have been reclassified to conform to current period presentation, presentation:

(i)	With respect to the condensed consolidating balance sheet as of December 31, 2011, amounts related to equity attributable to non-controlling interest have been reclassified from the “Other liabilities” line item and presented separately from equity attributable to Express Scripts to conform to current period presentation, as follows:

(in millions)	Non- Guarantors	Consolidated
Other liabilities	$(1.6)	$(1.6)
Non-controlling interest	$1.6	$1.6

(ii)	With respect to the condensed consolidating statement of operations for the year ended December 31, 2011, amounts related to net income attributable to non-controlling interest have been reclassified from the “Operating expenses” line item to the “Net income attributable to non-controlling interest” line item as follows:

(in millions)	Non- Guarantors	Consolidated
Operating expenses	$(2.7)	$(2.7)
Net income attributable to non-controlling interest	$2.7	$2.7

(iii)	With respect to the condensed consolidating statement of cash flows for the year ended December 31, 2011, amounts related to distributions paid to non-controlling interest have been reclassified from the “Net cash flows provided by (used in) operating activities” line item to the “Distributions paid to non-controlling interest” line item within the cash flows from financing activities section, as follows:

(in millions)	Non- Guarantors	Consolidated
Net cash flows provided by (used in) operating activities	$1.1	$1.1
Distributions paid to non-controlling interest	$(1.1)	$(1.1)

(iv)	With respect to the condensed consolidating balance sheet as of December 31, 2011, $14.7 million related to accumulated deficit was not reflected in stockholders’ equity in the condensed consolidating balance sheet in our 2011 annual report on Form 10-K. The error resulted in an understatement of the accumulated deficit in the Express Scripts Holding Company column. The Company retroactively adjusted the condensed consolidating balance sheet to reflect Express Scripts Holding Company as the Parent Company effective with the Merger and reorganization of the Company during the quarter ended June 30, 2012.

(v)	With respect to the condensed consolidating statement of cash flows for the years ended December 31, 2011 and 2010, amounts related to the equity in earnings of subsidiaries and transactions with parent were not appropriately classified within the ESI column. The impact of the revision is to decrease cash inflows from operating activities (and increase cash inflows from financing activities) with corresponding adjustment of the eliminations column as follows:

(in millions)	Express Scripts, Inc.	Eliminations
For the years ended:
December 31, 2011	$(420.5)	$420.5
December 31, 2010	(381.9)	381.9

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2012
Cash and cash equivalents	$—	$2,346.6	$—	$127.7	$319.6	$—	$2,793.9
Restricted cash and investments	—	—	—	1.0	18.6	—	19.6
Receivables, net	—	1,097.8	2,330.0	1,547.8	505.0	—	5,480.6
Other current assets	—	119.2	306.6	1,818.2	20.8	—	2,264.8
Current assets of discontinued operations	—	—	—	70.8	127.2	—	198.0

Total current assets	—	3,563.6	2,636.6	3,565.5	991.2	—	10,756.9

Property and equipment, net	—	305.7	—	1,309.4	19.2	—	1,634.3
Investments in subsidiaries	31,375.6	8,292.7	5,121.0	—	—	(44,789.3)	—
Intercompany	2,189.0	—	2,966.8	4,126.7	—	(9,282.5)	—
Goodwill	—	2,921.4	20,581.5	5,790.2	66.7	—	29,359.8
Other intangible assets, net	67.1	1,192.4	12,609.4	2,153.6	15.4	—	16,037.9
Other assets	—	57.4	14.4	6.4	4.7	(26.3)	56.6
Noncurrent assets of discontinued operations	—	—	—	218.8	46.9	—	265.7

Total assets	$33,631.7	$16,333.2	$43,929.7	$17,170.6	$1,144.1	$(54,098.1)	$58,111.2

Claims and rebates payable	$—	$2,554.1	$4,885.9	$—	$—	$—	$7,440.0
Accounts payable	—	477.5	—	2,294.7	136.9	—	2,909.1
Accrued expenses	62.9	428.3	327.8	609.1	201.9	—	1,630.0
Current maturities of long-term debt	631.6	0.1	303.2	—	—	—	934.9
Current liabilities of discontinued operations	—	—	—	81.7	61.7	—	143.4

Total current liabilities	694.5	3,460.0	5,516.9	2,985.5	400.5	—	13,057.4

Long-term debt	9,552.2	2,992.1	2,435.8	—	—	—	14,980.1
Intercompany	—	8,764.5	—	—	518.0	(9,282.5)	—
Deferred taxes	—	—	5,074.7	874.1	—	—	5,948.8
Other liabilities	—	158.7	484.6	73.1	2.8	(26.3)	692.9
Noncurrent liabilities of discontinued operations	—	—	—	27.4	8.9	—	36.3
Non-controlling interest	—	—	—	—	10.7	—	10.7
Express Scripts stockholders’ equity	23,385.0	957.9	30,417.7	13,210.5	203.2	(44,789.3)	23,385.0

Total liabilities and stockholders’ equity	$33,631.7	$16,333.2	$43,929.7	$17,170.6	$1,144.1	$(54,098.1)	$58,111.2

As of December 31, 2011
Cash and cash equivalents	$—	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1
Restricted cash and investments	—	—	—	13.1	4.7	—	17.8
Receivables, net	—	1,289.4	—	592.3	34.0	—	1,915.7
Other current assets	—	33.8	—	453.1	17.5	—	504.4

Total current assets	—	6,845.4	—	1,063.9	148.7	—	8,058.0

Property and equipment, net	—	293.0	—	105.2	18.0	—	416.2
Investments in subsidiaries	542.6	6,812.6	—	—	—	(7,355.2)	—
Intercompany	5,988.4	—	—	3,953.8	—	(9,942.2)	—
Goodwill	—	2,921.4	—	2,538.8	25.5	—	5,485.7
Other intangible assets, net	29.2	1,331.4	—	256.8	3.5	—	1,620.9
Other assets	—	22.1	—	2.5	1.6	—	26.2

Total assets	$6,560.2	$18,225.9	$—	$7,921.0	$197.3	$(17,297.4)	$15,607.0

Claims and rebates payable	$—	$2,873.5	$—	$0.6	$—	$—	$2,874.1
Accounts payable	—	686.6	—	238.4	3.1	—	928.1
Accrued expenses	—	256.5	—	362.5	37.0	—	656.0
Current maturities of long-term debt	—	999.9	—	—	—	—	999.9

Total current liabilities	—	4,816.5	—	601.5	40.1	—	5,458.1

Long-term debt	4,086.5	2,989.9	—	—	—	—	7,076.4
Intercompany	—	9,830.2	—	—	112.0	(9,942.2)	—
Deferred taxes	—	—	—	542.4	4.1	—	546.5
Other liabilities	—	46.7	—	4.0	—	—	50.7
Non-controlling interest	—	—	—	—	1.6	—	1.6
Stockholders’ equity	2,473.7	542.6	—	6,773.1	39.5	(7,355.2)	2,473.7

Total liabilities and stockholders’ equity	$6,560.2	$18,225.9	$—	$7,921.0	$197.3	$(17,297.4)	$15,607.0

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2012
Revenues	$—	$29,763.1	$43,085.7	$22,151.6	$1,329.8	$(2,472.1)	$93,858.1
Operating expenses	—	28,591.8	43,090.3	20,726.9	1,136.7	(2,472.1)	91,073.6

Operating income	—	1,171.3	(4.6)	1,424.7	193.1	—	2,784.5
Other (expense) income, net	(373.7)	(180.1)	(49.4)	(2.2)	11.9	—	(593.5)

Income (loss) before income taxes	(373.7)	991.2	(54.0)	1,422.5	205.0	—	2,191.0
Provision for income taxes	(142.1)	449.6	(20.4)	546.1	0.1	—	833.3

Net income (loss) from continuing operations	(231.6)	541.6	(33.6)	876.4	204.9	—	1,357.7
Net income (loss) from discontinued operations, net of tax	—	—	—	2.8	(30.4)	—	(27.6)
Equity in earnings of subsidiaries	1,544.5	740.0	296.5	—	—	(2,581.0)	—

Net income (loss)	$1,312.9	$1,281.6	$262.9	$879.2	$174.5	$(2,581.0)	$1,330.1

Less: Net income attributable to non-controlling interest	—	—	—	—	17.2	—	17.2

Net income (loss) attributable to Express Scripts	1,312.9	1,281.6	262.9	879.2	157.3	(2,581.0)	1,312.9
Other comprehensive income, net of tax	1.9	1.9	—	—	1.9	(3.8)	1.9

Comprehensive income (loss) attributable to Express Scripts	$1,314.8	$1,283.5	$262.9	$879.2	$159.2	$(2,584.8)	$1,314.8

For the year ended December 31, 2011
Revenues	$—	$29,450.9	$—	$16,520.3	$157.1	$—	$46,128.3
Operating expenses	—	27,847.9	—	15,841.3	124.7	—	43,813.9

Operating income	—	1,603.0	—	679.0	32.4	—	2,314.4
Interest (expense) income, net	(22.2)	(259.8)	—	(5.9)	0.6	—	(287.3)

Income before income taxes	(22.2)	1,343.2	—	673.1	33.0	—	2,027.1
Provision for income taxes	(8.1)	487.9	—	263.8	5.0	—	748.6

Net income from continuing operations	(14.1)	855.3	—	409.3	28.0	—	1,278.5
Equity in earnings of subsidiaries	1,289.9	434.6	—	—	—	(1,724.5)	—

Net income (loss)	$1,275.8	$1,289.9	$—	$409.3	$28.0	$(1,724.5)	$1,278.5

Less: Net income attributable to non-controlling interest	—	—	—	—	2.7	—	2.7

Net income (loss) attributable to Express Scripts	1,275.8	1,289.9	—	409.3	25.3	(1,724.5)	1,275.8
Other comprehensive loss, net of tax	(2.8)	(2.8)	—	—	(2.8)	5.6	(2.8)

Comprehensive income (loss) attributable to Express Scripts	$1,273.0	$1,287.1	$—	$409.3	$22.5	$(1,718.9)	$1,273.0

For the year ended December 31, 2010
Revenues	$—	$29,594.6	$—	$15,287.8	$90.8	$—	$44,973.2
Operating expenses	—	28,176.8	—	14,635.8	89.7	—	42,902.3

Operating income	—	1,417.8	—	652.0	1.1	—	2,070.9
Interest expense, net	—	(156.2)	—	(6.2)	0.2	—	(162.2)

Income before income taxes	—	1,261.6	—	645.8	1.3	—	1,908.7
Provision for income taxes	—	462.3	—	241.0	0.8	—	704.1

Net income (loss) from continuing operations	—	799.3	—	404.8	0.5	—	1,204.6
Net income from discontinued operations, net of tax	—	—	—	—	(23.4)	—	(23.4)
Equity in earnings of subsidiaries	1,181.2	381.9	—	—	—	(1,563.1)	—

Net income (loss)	$1,181.2	$1,181.2	$—	$404.8	$(22.9)	$(1,563.1)	$1,181.2

Other comprehensive income, net of tax	5.7	5.7	—	—	5.7	(11.4)	5.7

Comprehensive income (loss) attributable to Express Scripts	$1,186.9	$1,186.9	$—	$404.8	$(17.2)	$(1,574.5)	$1,186.9

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the year ended December 31, 2012
Net cash flows provided by operating activities	$(147.3)	$655.1	$3,355.4	$917.5	$0.9	$4,781.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,283.6)	—	—	—	(42.8)	(10,326.4)
Purchases of property and equipment	—	(70.0)	—	(85.9)	(4.3)	(160.2)
Proceeds from the sale of business	—	31.5	30.0	—	—	61.5
Other	—	(5.0)	—	—	1.0	(4.0)

Net cash (used in) provided by investing activities – continuing operations	(10,283.6)	(43.5)	30.0	(85.9)	(46.1)	(10,429.1)
Acquisitions, cash acquired – discontinued operations	—	—	—	—	42.8	42.8
Net cash used in investing activities – discontinued operations	—	—	—	(3.8)	(1.6)	(5.4)

Net cash (used in) provided by investing activities	(10,283.6)	(43.5)	30.0	(89.7)	(4.9)	(10,391.7)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,458.9	—	—	—	—	7,458.9
Repayment of long-term debt	(1,368.4)	(1,000.1)	(1,500.0)	—	—	(3,868.5)
Repayment of revolving credit line, net	—	—	(1,000.0)	—	—	(1,000.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	600.0
Repayment of accounts receivable financing facility	—	—	—	—	(600.0)	(600.0)
Excess tax benefit relating to employee stock-based compensation	—	37.2	8.1	—	—	45.3
Net proceeds from employee stock plans	295.2	—	30.8	—	—	326.0
Deferred financing fees	(52.4)	(50.8)	—	—	—	(103.2)
Distributions paid to non-controlling interest	—	—	—	—	(8.1)	(8.1)
Net intercompany transactions	4,097.6	(2,773.5)	(924.3)	(705.5)	305.7	—

Net cash provided by (used in) financing activities	10,430.9	(3,787.2)	(3,385.4)	(705.5)	297.6	2,850.4

Net cash used in financing activities – discontinued operations	—	—	—	—	(26.8)	(26.8)

Net cash provided by (used in) financing activities	10,430.9	(3,787.2)	(3,385.4)	(705.5)	270.8	2,823.6

Effect of foreign currency translation adjustment	—	—	—	—	2.0	2.0

Less cash attributable to discontinued operations	—	—	—	—	(41.7)	(41.7)

Net (decrease) increase in cash and cash equivalents	—	(3,175.6)	—	122.3	227.1	(2,826.2)
Cash and cash equivalents at beginning of year	—	5,522.2	—	5.4	92.5	5,620.1

Cash and cash equivalents at end of year	$—	$2,346.6	$—	$127.7	$319.6	$2,793.9

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the year ended December 31, 2011
Net cash flows provided by (used in) operating activities	$(14.1)	$1,426.4	$—	$753.1	$27.7	$2,193.1

Cash flows from investing activities:
Purchases of property and equipment	—	(124.9)	—	(13.4)	(6.1)	(144.4)
Other	—	(1.0)	—	1.3	20.2	20.5

Net cash (used in) provided by investing activities	—	(125.9)	—	(12.1)	14.1	(123.9)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	4,086.3	1,494.0	—	—	—	5,580.3
Treasury stock acquired	—	(2,515.7)	—	—	—	(2,515.7)
Deferred financing fees	(29.2)	(62.4)	—	—	—	(91.6)
Net proceeds from employee stock plans	—	32.2	—	—	—	32.2
Excess tax benefit relating to employee stock-based compensation	—	28.3	—	—	—	28.3
Distributions paid to non-controlling interest	—	—	—	—	(1.1)	(1.1)
Repayment of long-term debt	—	(0.1)	—	—	—	(0.1)
Other	—	(2.9)	—	—	—	(2.9)
Net intercompany transactions	(4,043.0)	4,791.6	—	(744.6)	(4.0)	—

Net cash provided by (used in) financing activities	14.1	3,765.0	—	(744.6)	(5.1)	3,029.4

Effect of foreign currency translation adjustment	—	—	—	—	(2.2)	(2.2)

Net increase (decrease) in cash and cash equivalents	—	5,065.5	—	(3.6)	34.5	5,096.4
Cash and cash equivalents at beginning of year	—	456.7	—	9.0	58.0	523.7

Cash and cash equivalents at end of year	$—	$5,522.2	$—	$5.4	$92.5	$5,620.1

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the year ended December 31, 2010
Net cash flows provided by operating activities	$—	$1,327.4	$—	$773.2	$16.8	$2,117.4

Cash flows from investing activities:
Purchases of property and equipment	—	(53.1)	—	(61.3)	(5.5)	(119.9)
Purchase of short-term investments	—	—	—	—	(38.0)	(38.0)
Other	—	17.6	—	(4.3)	(0.5)	12.8

Net cash used in investing activities – continuing operations	—	(35.5)	—	(65.6)	(44.0)	(145.1)
Net cash used in investing activities – discontinued operations	—	—	—	—	(0.8)	(0.8)

Net cash used in investing activities	—	(35.5)	—	(65.6)	(44.8)	(145.9)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,340.1)	—	—	—	(1,340.1)
Excess treasury stock acquired	—	(1,276.2)	—	—	—	(1,276.2)
Excess tax benefit relating to employee stock-based compensation	—	58.9	—	—	—	58.9
Net proceeds from employee stock plans	—	35.3	—	—	—	35.3
Deferred financing fees	—	(3.9)	—	—	—	(3.9)
Other	—	3.0	—	—	—	3.0
Net transactions with parent	—	682.8	—	(708.6)	25.8	—

Net cash (used in) provided by financing activities	—	(1,840.2)	—	(708.6)	25.8	(2,523.0)

Effect of foreign currency translation adjustment	—	—	—	—	4.8	4.8

Net (decrease) increase in cash and cash equivalents	—	(548.3)	—	(1.0)	2.6	(546.7)
Cash and cash equivalents at beginning of year	—	1,005.0	—	10.0	55.4	1,070.4

Cash and cash equivalents at end of year	$—	$456.7	$—	$9.0	$58.0	$523.7

16. Subsequent event

On February 15, 2013, the Board of Directors approved a plan to redeem $1.0 billion aggregate principal amount of 6.25% Senior Notes due 2014 in the first half of 2013 using existing cash on hand. In connection with this early redemption, the company expects to pay a premium of approximately $69.0 million.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II — Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On April 2, 2012, the Merger was consummated between ESI and Medco. As a result of the Merger, the Company has incorporated internal controls over significant processes specific to the Merger that it believes to be appropriate and necessary in consideration of the level of related integration. As the Company further integrates the Medco business, it will continue to review the internal controls and may take further steps to ensure that the internal controls are effective and integrated appropriately.

Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions (the “senior financial officers”). A copy of this code of business conduct and ethics is posted on the investor information section of our website at www.express-scripts.com and a print copy is available to any stockholder who requests a copy. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Information included on our website is not part of this annual report.

Item 11 — Executive Compensation

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Directors’ Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14 — Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees.”

PART IV

Item 15 — Exhibits, Financial Statement Schedules

Documents filed as part of this Report:

(1)	Financial Statements

The following report of independent registered public accounting firm and our consolidated financial statements are contained in Item 8 — Consolidated Financial Statements and Supplementary Data of this Report

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2012 and 2011

Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2012, 2011 and 2010

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	List of Exhibits

See Index to Exhibits on the pages below. The Company agrees to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Express Scripts Holding Company and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY

February 18, 2013	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Paz
George Paz	Chairman, President and Chief Executive Officer	February 18, 2013

/s/ Jeffrey Hall
Jeffrey Hall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2013

/s/ Gary G. Benanav
Gary G. Benanav	Director	February 18, 2013

/s/ Maura C. Breen
Maura C. Breen	Director	February 18, 2013

/s/ William J. DeLaney
William J. DeLaney	Director	February 18, 2013

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 18, 2013

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 18, 2013

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 18, 2013

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 18, 2013

Signature	Title	Date

/s/ John O. Parker
John O. Parker	Director	February 18, 2013

/s/ William L. Roper
William L. Roper	Director	February 18, 2013

/s/ Samuel K. Skinner
Samuel K. Skinner	Director	February 18, 2013

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 18, 2013

EXPRESS SCRIPTS HOLDING COMPANY

Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations

Years Ended December 31, 2012, 2011 and 2010

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/10	$93.4	$5.2	$—	$33.8	$64.8
Year Ended 12/31/11	64.8	11.6	—	20.8	55.6
Year Ended 12/31/12	$55.6	$158.8	$—	$59.3	$155.1

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/10	$16.1	$7.1	$—	$—	$23.2
Year Ended 12/31/11	23.2	1.9	—	—	25.1
Year Ended 12/31/12	$25.1	$4.2	$6.1	$—	$35.4

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS

(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit No.	Title
2.1[1]	Stock and Interest Purchase Agreement, dated as of April 9, 2009, among Express Scripts, Inc. and WellPoint, Inc., incorporated by reference to Exhibit No. 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed April 14, 2009, File No. 000-20199.

2.2[1]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed July 22, 2011, File No. 000-20199.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), Aristotle Merger Sub, Inc., and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 8, 2011, File No. 000-20199.

3.1	Amended and Restated Certificate of Incorporation of Express Scripts Holding Company, incorporated by reference to Exhibit 3.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of Express Scripts Holding Company, incorporated by reference to Exhibit 3.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

4.1	Indenture, dated as of March 18, 2008, between Medco Health Solutions, Inc. and U.S. Bank Trust National Association, as Trustee, relating to Medco Health Solutions, Inc.’s 6.125% senior notes due 2013, 7.125% senior notes due 2018, 2.75% senior notes due 2015 and 4.125% senior notes due 2020, incorporated by reference to Exhibit 4.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.2	Form of 6.125% Notes due 2013, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.3	Form of 7.125% Notes due 2018, incorporated by reference to Exhibit 4.3 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.4	Form of 2.750% Notes due 2015, incorporated by reference to Exhibit 4.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

4.5	Form of 4.125% Notes due 2020, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

4.6	First Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.7	Second Supplemental Indenture, dated as of May 29, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.8	Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed June 10, 2009, File No. 000-20199.

4.9	First Supplemental Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to Express Scripts, Inc.’s 5.25% senior notes due 2012, incorporated by reference to Exhibit No. 4.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed June 10, 2009, File No. 000-20199.

4.10	Second Supplemental Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to Express Scripts, Inc.’s 6.25% senior notes due 2014, incorporated by reference to Exhibit No. 4.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed June 10, 2009, File No. 000-20199.

4.11	Third Supplemental Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to Express Scripts, Inc.’s 7.25% senior notes due 2019, incorporated by reference to Exhibit No. 4.4 to Express Scripts, Inc.’s Current Report on Form 8-K filed June 10, 2009, File No. 000-20199.

4.12	Fourth Supplemental Indenture, dated as of December 1, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.6 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-20199.

4.13	Fifth Supplemental Indenture, dated as of April 26, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.7 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-20199.

4.14	Sixth Supplemental Indenture, dated as of May 2, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed May 2, 2011, File No. 000-20199.

4.15	Seventh Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.6 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 25, 2011, File No. 000-20199.

4.16	Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.17	Ninth Supplemental Indenture, dated as of May 29, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.18	Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 25, 2011, File No. 000-20199.

4.19	First Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 25, 2011, File No. 000-20199.

4.20	Second Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 25, 2011, File No. 000-20199.

4.21	Third Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.4 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 25, 2011, File No. 000-20199.

4.22	Fourth Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.5 to Express Scripts, Inc.’s Current Report on Form 8-K filed November 25, 2011, File No. 000-20199.

4.23	Fifth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, related to Express Scripts Holding Company’s 2.100% senior notes due 2015, incorporated by reference to Exhibit 4.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

4.24	Sixth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, related to Express Scripts Holding Company’s 2.650% senior notes due 2017, incorporated by reference to Exhibit 4.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

4.25	Seventh Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, related to Express Scripts Holding Company’s 3.900% senior notes due 2022, incorporated by reference to Exhibit 4.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 10, 2012, File No. 000-20199.

4.26	Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.27	Ninth Supplemental Indenture, dated as of May 29, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.28	Subsidiary Guaranty, dated as of April 2, 2012, by and among the subsidiaries of Express Scripts Holding Company party thereto as guarantors, in favor of Credit Suisse, as supplemented by that certain counterpart dated as of May 29, 2012, incorporated by reference to Exhibit 4.4 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

10.1[3]	Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-20199.

10.2[3]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to Express Scripts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-20199.

10.3[3]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to Express Scripts, Inc.’s Proxy Statement filed April 18, 2006, File No. 000-20199.

10.4[3]	Form of Stock Option Agreement used with respect to grants of stock options by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 26, 2008, File No. 000-20199.

10.5[3]	Form of Restricted Stock Agreement used with respect to grants of restricted stock by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 000-20199.

10.6[3]	Form of Performance Share Award Agreement used with respect to grants of performance shares by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 26, 2008, File No. 000-20199.

10.7[3]	Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed March 7, 2006, File No. 000-20199.

10.8[3]	Form of Restricted Stock Unit Agreement used with respect to grants of restricted stock units by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.4 to Express Scripts, Inc.’s Current Report on Form 8-K filed March 3, 2009, File No. 000-20199.

10.9[3]	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.10[3]	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.11[3]	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.12[3]	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.13[3]	Form of Performance Share Award Notice used with respect to grants of performance shares by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.14[3]	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.15[3]	Express Scripts, Inc. Employee Stock Purchase Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.16[3]	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed May 25, 2007, File No. 000-20199.

10.17[3]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.18[3]	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.4 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.19[3]	Form of terms and conditions for director stock option and restricted stock unit awards, incorporated by reference to Exhibit 10.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed February 8, 2005, File No. 001-31312.

10.20[3]	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.4 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.21[3]	Amended and Restated Executive Employment Agreement, dated as of October 31, 2008, and effective as of November 1, 2008, between Express Scripts, Inc. and George Paz, incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed October 31, 2008, File No. 000-20199.

10.22[3]	Amendment to the Amended and Restated Executive Employment Agreement, dated as of December 15, 2010, between Express Scripts, Inc. and George Paz, incorporated by reference to Exhibit 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed December 21, 2010, File No. 000-20199.

10.23[3]	Form of Amended and Restated Executive Employment Agreement entered into between Express Scripts, Inc. and certain key executives (including all of Express Scripts, Inc.’s named executive officers other than Mr. Paz), incorporated by reference to Exhibit 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed October 31, 2008, File No. 000-20199.

10.24	Form of Indemnification Agreement entered into between Express Scripts, Inc. and each member of its Board of Directors, and between Express Scripts, Inc. and certain key executives (including all of Express Scripts Holding Company’s named executive officers), incorporated by reference to Exhibit 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed December 29, 2006, File No. 000-20199.

10.25	Credit Agreement, dated as of August 29, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed August 30, 2011, File No. 000-20199.

11	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1[2]	Statement regarding computation of ratio of earnings to fixed charges.

21.1[2]	Subsidiaries of Express Scripts Holding Company.

23.1[2]	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2[2]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2[2]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

1	The Stock and Interest Purchase Agreement listed in Exhibit 2.1 and the Merger Agreement listed in Exhibit 2.2 (collectively, the “Agreements”) are not intended to modify or supplement any factual disclosures about the parties thereto, including the Company, and should not be relied upon as disclosure about such parties without consideration of the periodic and current reports and statements that the parties thereto file with the SEC. The terms of the Agreements govern the contractual rights and relationships, and allocate risks, among the parties in relation to the transactions contemplated by the Agreements. In particular, the representations and warranties made by the parties in the Agreements reflect negotiations between, and are solely for the benefit of, the parties thereto and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. In addition, the representations and warranties made by the parties in the Agreements may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The schedules to the Agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.
2	Filed herewith.
3	Management contract or compensatory plan or arrangement.