Form 10-Q
period 2013-03-31
Express Scripts Holding Co.
filed 2013-04-29
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

Common stock outstanding as of March 31, 2013:	817,529,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY
INDEX

Part I	Financial Information
	Item 1.	Financial Statements (unaudited)		3
		a)	Unaudited Consolidated Balance Sheet	3
		b)	Unaudited Consolidated Statement of Operations	4
		c)	Unaudited Consolidated Statement of Comprehensive Income	5
		d)	Unaudited Consolidated Statement of Changes in Stockholders’ Equity	6
		e)	Unaudited Consolidated Statement of Cash Flows	7
		f)	Notes to Unaudited Consolidated Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37
	Item 4.	Controls and Procedures		38
Part II	Other Information
	Item 1.	Legal Proceedings		39
	Item 1A.	Risk Factors – (Not Applicable)		—
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		41
	Item 3.	Defaults Upon Senior Securities – (Not Applicable)		—
	Item 4.	Mine Safety Disclosures – (Not Applicable)		—
	Item 5.	Other Information – (Not Applicable)		—
	Item 6.	Exhibits		41
Signatures				42
Index to Exhibits				43

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,990.0	$2,793.9
Restricted cash and investments	17.7	19.6
Receivables, net	4,294.1	5,480.6
Inventories	1,657.4	1,661.9
Deferred taxes	381.9	408.5
Prepaid expenses and other current assets	195.7	194.4
Current assets of discontinued operations	171.1	198.0
Total current assets	8,707.9	10,756.9
Property and equipment, net	1,679.7	1,634.3
Goodwill	29,346.0	29,359.8
Other intangible assets, net	15,531.3	16,037.9
Other assets	65.1	56.6
Noncurrent assets of discontinued operations	255.7	265.7
Total assets	$55,585.7	$58,111.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$6,645.7	$7,440.0
Accounts payable	2,573.7	2,909.1
Accrued expenses	1,535.4	1,630.0
Current maturities of long-term debt	631.6	934.9
Current liabilities of discontinued operations	137.7	143.4
Total current liabilities	11,524.1	13,057.4
Long-term debt	13,815.1	14,980.1
Deferred taxes	5,783.6	5,948.8
Other liabilities	775.8	692.9
Noncurrent liabilities of discontinued operations	59.6	36.3
Total liabilities	31,958.2	34,715.5
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 822.6 and 818.1, respectively; shares outstanding: 817.5 and 818.1, respectively	8.2	8.2
Additional paid-in capital	21,451.6	21,289.7
Accumulated other comprehensive income	16.8	18.9
Retained earnings	2,441.2	2,068.2
	23,917.8	23,385.0
Common stock in treasury at cost, 5.1 and zero shares, respectively	(300.0)	—
	23,617.8	23,385.0
Non-controlling interest	9.7	10.7
Total stockholders’ equity	23,627.5	23,395.7
Total liabilities and stockholders’ equity	$55,585.7	$58,111.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Revenues (1)	$26,063.0	$12,132.6
Cost of revenues (1)	24,096.4	11,300.6
Gross profit	1,966.6	832.0
Selling, general and administrative	1,124.7	265.1
Operating income	841.9	566.9
Other (expense) income:
Equity income from joint venture	9.8	—
Interest income	1.6	2.3
Interest expense and other	(215.4)	(132.0)
	(204.0)	(129.7)
Income before income taxes	637.9	437.2
Provision for income taxes	258.6	167.0
Net income from continuing operations	379.3	270.2
Net loss from discontinued operations, net of tax	(1.2)	—
Net income	378.1	270.2
Less: Net income attributable to non-controlling interest	5.1	2.4
Net income attributable to Express Scripts	$373.0	$267.8

Weighted average number of common shares outstanding during the period:
Basic	818.7	485.3
Diluted	832.5	489.7
Basic earnings per share:
Continuing operations attributable to Express Scripts	$0.46	$0.55
Discontinued operations attributable to Express Scripts	—	—
Net earnings attributable to Express Scripts	$0.46	$0.55
Diluted earnings per share:
Continuing operations attributable to Express Scripts	$0.45	$0.55
Discontinued operations attributable to Express Scripts	—	—
Net earnings attributable to Express Scripts	$0.45	$0.55
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$374.2	$267.8
Discontinued operations, net of tax	(1.2)	—
Net income attributable to Express Scripts shareholders	$373.0	$267.8

1	Includes retail pharmacy co-payments of $3,674.4 and $1,496.6 for the three months ended March 31, 2013 and 2012, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2013	2012
Net income	$378.1	$270.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(2.1)	1.6
Comprehensive income	376.0	271.8
Less: Comprehensive income attributable to non-controlling interests	5.1	2.4
Comprehensive income attributable to Express Scripts	$370.9	$269.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2012	818.1	$8.2	$21,289.7	$18.9	$2,068.2	$—	$10.7	$23,395.7
Net income	—	—	—	—	373.0	—	5.1	378.1
Other comprehensive income	—	—	—	(2.1)	—	—	—	(2.1)
Treasury stock acquired	—	—	—	—	—	(300.0)	—	(300.0)
Changes in stockholders’ equity related to employee stock plans	4.5	—	161.9	—	—	—	—	161.9
Distributions to non-controlling interest	—	—	—	—	—	—	(6.1)	(6.1)
Balance at March 31, 2013	822.6	$8.2	$21,451.6	$16.8	$2,441.2	$(300.0)	$9.7	$23,627.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$378.1	$270.2
Net loss from discontinued operations, net of tax	1.2	—
Net income from continuing operations	379.3	270.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600.6	65.0
Non-cash adjustments to net income	(91.3)	37.2
Deferred financing fees	6.2	18.1
Changes in operating assets and liabilities:
Accounts receivable	1,183.8	(96.4)
Claims and rebates payable	(794.3)	(223.7)
Other net changes in operating assets and liabilities	(320.6)	461.7
Net cash provided by operating activities - continuing operations	963.7	532.1
Net cash used in operating activities - discontinued operations	(0.3)	—
Net cash flows provided by operating activities	963.4	532.1
Cash flows from investing activities:
Purchases of property and equipment	(108.9)	(18.7)
Other	(4.4)	(10.3)
Net cash used in investing activities - continuing operations	(113.3)	(29.0)
Net cash used in investing activities - discontinued operations	(0.6)	—
Net cash used in investing activities	(113.9)	(29.0)
Cash flows from financing activities:
Repayment of long-term debt	(1,457.9)	—
Treasury stock acquired	(300.0)	—
Net proceeds from employee stock plans	105.9	2.1
Excess tax benefit relating to employee stock compensation	2.2	13.9
Distributions paid to non-controlling interest	(4.3)	(2.0)
Proceeds from long-term debt, net of discounts	—	3,458.9
Other	2.0	(19.8)
Net cash (used in) provided by financing activities	(1,652.1)	3,453.1
Effect of foreign currency translation adjustment	(1.5)	1.4
Less: cash attributable to discontinued operations	0.2	—
Net (decrease) increase in cash and cash equivalents	(803.9)	3,957.6
Cash and cash equivalents at beginning of period	2,793.9	5,620.1
Cash and cash equivalents at end of period	$1,990.0	$9,577.7

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies
On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements reflect the results of operations and financial position of ESI for the period beginning January 1, 2012 through April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Express Scripts believes the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2012. For a full description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2012.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at March 31, 2013, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three months ended March 31, 2013 and 2012, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2013, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2013 and 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Presentation of Non-Controlling Interest. The accompanying financial statements have been revised to reflect net income attributable to members of our consolidated affiliates. This revision results in a $2.4 million adjustment from the “Selling, general and administrative” (“SG&A”) line item to the “Net income attributable to non-controlling interest” line item within the consolidated statement of operations for the three months ended March 31, 2012. This adjustment does not change amounts previously disclosed as of March 31, 2012 as “Net income attributable to Express Scripts.” This adjustment also affects net income included in cash flows from operating activities in the consolidated statement of cash flows for the three months ended March 31, 2012. Additionally, within the consolidated statement of cash flows, the “Other net changes in operating assets and liabilities” line item decreased $0.4 million, and a $2.0 million cash outflow is now reflected within the “Distributions paid to non-controlling interest” line item.
New Accounting Guidance. In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the presentation of amounts reclassified out of accumulated other comprehensive income. This statement is effective for financial statements issued for annual periods beginning after December 15, 2012. Adoption of the standard impacts the presentation of certain information within the financial statements, but will not impact our financial position, results of operations or cash flows. The Company has not reclassified amounts out of accumulated other comprehensive income; as such, no additional information is presented for the three months ended March 31, 2013 or 2012.

Note 2 - Fair value measurements
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $690.9 million and $1,572.3 million, restricted cash and investments of $17.7 million and $19.6 million, and trading securities (included in other assets) of $9.2 million and $15.8 million at March 31, 2013 and December 31, 2012, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

The carrying value of cash and cash equivalents (Level 1), restricted cash and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility (Level 2) was estimated using the current rates offered to us for debt with similar maturities. The carrying values and the fair values of our senior notes are shown, net of unamortized discounts and premiums, in the following table:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,407.8	$1,484.9	$1,417.2	$1,497.3
6.125% senior notes due 2013	—	—	303.3	303.0
	1,407.8	1,484.9	1,720.5	1,800.3
June 2009 Senior Notes
6.250% senior notes due 2014	—	—	998.7	1,076.4
7.250% senior notes due 2019	497.6	638.4	497.6	645.1
	497.6	638.4	1,496.3	1,721.5
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	509.9	520.1	510.9	522.4
4.125% senior notes due 2020	507.4	546.4	507.6	546.1
	1,017.3	1,066.5	1,018.5	1,068.5
May 2011 Senior Notes
3.125% senior notes due 2016	1,496.1	1,585.8	1,495.8	1,590.2

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,344.7	1,249.7	1,347.8
4.750% senior notes due 2021	1,240.5	1,419.1	1,240.3	1,425.7
2.750% senior notes due 2014	899.4	927.1	899.4	930.8
6.125% senior notes due 2041	698.4	873.7	698.4	894.6
	4,088.1	4,564.6	4,087.8	4,598.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,488.6	1,572.0	1,487.9	1,559.6
2.100% senior notes due 2015	996.9	1,021.7	996.5	1,023.7
3.900% senior notes due 2022	980.5	1,071.2	980.0	1,073.3
	3,466.0	3,664.9	3,464.4	3,656.6
Total	$11,972.9	$13,005.1	$13,283.3	$14,436.0
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

Note 3 - Changes in business
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

The unaudited consolidated statement of operations for Express Scripts for the three months ended March 31, 2013 includes Medco’s total revenues from continuing operations of $14,583.6 million and net income from continuing operations of $150.3 million which includes integration expense and amortization of intangible assets acquired.
The following unaudited pro forma information presents a summary of Express Scripts’ combined results of continuing operations for the three months ended March 31, 2012 as if the Merger and related financing transactions had occurred at January 1, 2012. The following pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses:

Three Months Ended
(in millions, except per share data)	March 31, 2012
Total revenues	$27,913.7
Net income attributable to Express Scripts	127.4
Basic earnings per share from continuing operations	0.16
Diluted earnings per share from continuing operations	0.16
Pro forma net income for the three months ended March 31, 2012 includes total non-recurring amounts of $329.4 million related to estimated severance payments, accelerated stock-based compensation and transaction and integration costs incurred in connection with the Merger.
The Merger has been accounted for under the acquisition method of accounting with ESI treated as the acquirer for accounting purposes. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition.
During the first quarter ended March 31, 2013, the Company made refinements to its preliminary allocation of purchase price related to accrued liabilities due to the finalization of assumptions utilized to value the liabilities acquired. These adjustments had the effect of increasing current assets and other noncurrent liabilities and decreasing goodwill, deferred tax liabilities and current liabilities.
Express Scripts finalized the purchase price allocation and push down accounting as of March 31, 2013. The following table summarizes Express Scripts’ estimates of the fair values of the assets acquired and liabilities assumed in the Medco acquisition:

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$6,934.9
Property and equipment	1,390.6
Goodwill	23,965.6
Acquired intangible assets	16,216.7
Other noncurrent assets	48.3
Current liabilities	(8,966.4)
Long-term debt	(3,008.3)
Deferred income taxes	(5,875.2)
Other noncurrent liabilities	(551.8)
Total	$30,154.4
A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $15,935.0 million with an estimated weighted-average amortization period of 16 years. Additional intangible assets consist of trade names in the amount of $273.0 million with an estimated weighted-average amortization period of 10 years and miscellaneous intangible assets of $8.7 million with an estimated weighted-average amortization period of 5 years. The acquired intangible assets have been valued using an income approach and are being amortized on a basis that approximates the pattern of benefit.
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $23,965.6 million. The majority of the goodwill recognized as part of the Merger is reported under our Pharmacy Benefit Management (“PBM”) segment and reflects our expected synergies from combining operations, such as improved economies of scale and cost savings. Goodwill recognized is not expected to be deductible for income tax purposes and is not amortized.

Note 4 - Dispositions
In the third quarter of 2012, we completed the sale of our ConnectYourCare (“CYC”) line of business, which was included within our Other Business Operations segment. During the first quarter of 2013, certain working capital balances were settled, resulting in a $3.5 million gain. The gain is included in the “Selling, general and administrative” (“SG&A”) line item in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2013.
In the fourth quarter of 2012, we completed the sale of our PolyMedica Corporation (“Liberty”) line of business, which was included within our Other Business Operations segment. Liberty sells diabetes testing supplies and is located in Port St. Lucie, Florida. Immediately following the time Liberty became independently owned and operated, Express Scripts and Liberty entered into an arms-length agreement whereby Express Scripts will work as a back-end pharmacy supplier for portions of the Liberty business for a minimum of two years. As such, the Company expects continued revenue (and resulting cash flows) associated with Liberty, which precludes classification of this business as a discontinued operation.
During the fourth quarter of 2012, we determined that portions of the business within United BioSource Corporation (“UBC”), which is located in Chevy Chase, Maryland, and our operations in Europe (“European Operations”), which were included within our Other Business Operations segment, were not core to our future operations and committed to a plan to dispose of these businesses. As a result, these businesses are classified as discontinued operations. It is expected that these businesses will be sold during 2013. UBC is a global medical and scientific affairs organization that partners with life science companies to develop and commercialize their products. The portions of the business held for sale include specialty services for pre-market trials; health economics, outcome research, data analytics and market access services; and technology solutions and publications for biopharmaceutical companies. Our European Operations primarily consist of retail network pharmacy management services.

The results of selected operations of UBC, as defined above, and our European Operations are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance. As these operations were acquired through the Merger, results of operations for the three months ended March 31, 2012 do not include these operations. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows. Finally, assets and liabilities of these businesses held as of March 31, 2013 and December 31, 2012 were segregated in our accompanying unaudited consolidated balance sheet. The major components of assets and liabilities of these discontinued operations are as follows:

(in millions)	March 31, 2013	December 31, 2012
Current assets	$171.1	$198.0
Goodwill	88.5	88.5
Other intangible assets, net	148.2	157.4
Other assets	19.0	19.8
Total assets	$426.8	$463.7

Current liabilities	$137.7	$143.4
Deferred Taxes	56.0	32.6
Other liabilities	3.6	3.7
Total liabilities	$197.3	$179.7

Certain information with respect to the discontinued operations for the three months ended March 31, 2013 is summarized as follows:

(in millions)	Three Months Ended March 31, 2013
Revenues	$122.3
Operating loss	(0.7)
Income tax expense from discontinued operations	0.5
Net loss from discontinued operations, net of tax	(1.2)

Note 5 - Goodwill and other intangible assets
During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our PBM segment and our Other Business Operations segment. See Note 11 - Segment information for further description of the services performed by each segment. Historical segment information has been retrospectively adjusted to reflect these changes. The following is a summary of our goodwill and other intangible assets for our two reportable segments PBM and Other Business Operations:

	March 31, 2013			December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM(1)	$29,356.0	$(107.4)	$29,248.6	$29,369.8	$(107.4)	$29,262.4
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,453.4	$(107.4)	$29,346.0	$29,467.2	$(107.4)	$29,359.8
Other intangible assets
PBM
Customer contracts	$17,672.5	$(2,527.2)	$15,145.3	$17,672.7	$(2,038.3)	$15,634.4
Trade names	226.6	(22.3)	204.3	226.6	(16.7)	209.9
Miscellaneous(2)	111.6	(32.7)	78.9	121.6	(34.9)	86.7
	18,010.7	(2,582.2)	15,428.5	18,020.9	(2,089.9)	15,931.0
Other Business Operations
Customer relationships(3)	127.3	(56.6)	70.7	138.5	(63.2)	75.3
Trade names	35.7	(3.6)	32.1	34.7	(3.1)	31.6
	163.0	(60.2)	102.8	173.2	(66.3)	106.9
Total other intangible assets	$18,173.7	$(2,642.4)	$15,531.3	$18,194.1	$(2,156.2)	$16,037.9

(1)
Goodwill associated with the Merger has been adjusted due to refinement of purchase price valuation assumptions. Goodwill has been reduced by $12.7 million due to finalization of the purchase price allocation as of March 31, 2013.

(2)
Balances as of March 31, 2013 include a decrease of $10.0 million to both gross miscellaneous assets and related accumulated amortization following the write-off of deferred financing fees related to the early repayment and the redemption of senior notes. See Note 7 - Financing for additional information.

(3)
As of March 31, 2013, gross customer relationships and related accumulated amortization reflect a decrease of $11.2 million. These balances reflect amounts previously written off and have no net impact on the net other intangible assets balance.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $507.6 million and $56.8 million for the three months ended March 31, 2013 and 2012, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended March 31, 2013 and 2012. The aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $2,039.8 million for 2013, $1,766.4 million for 2014, $1,746.0 million for 2015, $1,738.2 million for 2016 and $1,320.7 million for 2017. The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 2 to 30 years for other intangible assets.
A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2012	$29,262.4	$97.4	$29,359.8
Purchase price allocation adjustment(1)	(12.7)	—	(12.7)
Foreign currency translation and other	(1.1)	—	(1.1)
Balance at March 31, 2013	$29,248.6	$97.4	$29,346.0

(1)	Goodwill associated with the Medco acquisition has been adjusted due to refinement of purchase price valuation assumptions.

Note 6 - Earnings per share
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

	Three Months Ended March 31,
(in millions)	2013(1)	2012
Weighted average number of common shares outstanding during the period—Basic EPS	818.7	485.3
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	13.8	4.4
Weighted average number of common shares outstanding during the period—Diluted EPS(2)	832.5	489.7

(1)
The increase in the weighted average number of common shares outstanding for the three months ended March 31, 2013 for Basic and Diluted EPS resulted primarily from the issuance of 318.0 million shares in connection with the Merger, partially offset by the repurchase of 5.1 million treasury shares during the three months ended March 31, 2013.

(2)	Excludes awards of 6.6 million and 6.0 million for the three months ended March 31, 2013 and 2012, respectively. These were excluded because their effect was anti-dilutive.

Note 7 - Financing
The Company’s debt, net of unamortized discounts and premiums, consists of:

(in millions)	March 31, 2013	December 31, 2012
Long-term debt:
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,407.8	$1,417.2
6.125% senior notes due 2013	—	303.3
	1,407.8	1,720.5
June 2009 Senior Notes
6.250% senior notes due 2014	—	998.7
7.250% senior notes due 2019	497.6	497.6
	497.6	1,496.3
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	509.9	510.9
4.125% senior notes due 2020	507.4	507.6
	1,017.3	1,018.5
May 2011 Senior Notes
3.125% senior notes due 2016	1,496.1	1,495.8

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,249.7
4.750% senior notes due 2021	1,240.5	1,240.3
2.750% senior notes due 2014	899.4	899.4
6.125% senior notes due 2041	698.4	698.4
	4,088.1	4,087.8
February 2012 Senior Notes
2.650% senior notes due 2017	1,488.6	1,487.9
2.100% senior notes due 2015	996.9	996.5
3.900% senior notes due 2022	980.5	980.0
	3,466.0	3,464.4
Term facility due August 29, 2016 with an average interest rate of 1.96% at March 31, 2013 and December 31, 2012	2,473.7	2,631.6
Other	0.1	0.1
Total debt	14,446.7	15,915.0
Less: Current maturities of long-term debt	631.6	934.9
Total long-term debt	$13,815.1	$14,980.1
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger (as discussed in Note 3 - Changes in business), to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of March 31, 2013, no balance was outstanding under the revolving facility. The Company makes quarterly principal payments on the term facility. As of March 31, 2013, $631.6 million of this facility is considered current maturities of long-term debt.

The credit agreement requires interest to be paid at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the revolving facility, depending on our consolidated leverage ratio. Under the credit agreement, we are required to pay commitment fees on the unused portion of the $1.5 billion revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on Express Scripts’ consolidated leverage ratio.
SENIOR NOTES
On March 29, 2013, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to the notes being redeemed, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments related to the redemption of these notes was $1.1 billion, which included $68.5 million of redemption costs and write-off of deferred financing fees which are reflected within the “interest expense and other” line item of the unaudited consolidated statement of operations for the three months ended March 31, 2013.
On March 18, 2013, $300.0 million aggregate principal amount of 6.125% senior notes due 2013, issued by Medco, matured and were redeemed.
COVENANTS
Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At March 31, 2013, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).

Note 8 - Common stock
On March 6, 2013, the Board of Directors of Express Scripts approved a new share repurchase program (the “2013 Share Repurchase Program”), authorizing the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program.
During the three months ended March 31, 2013, we repurchased 5.1 million treasury shares for $300.0 million. Current year repurchases were funded through internally generated cash. As of March 31, 2013, there were 69.9 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Note 9 - Stock-based compensation plans
In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011 and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards and other types of awards. Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors.
Effective upon the closing of the Merger, the Company assumed sponsorship of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”), allowing Express Scripts to issue awards under this plan. Under the 2002 Stock Incentive Plan, Medco granted, and, following the Merger, Express Scripts has granted and may continue to grant, stock options, restricted stock units and other types of awards to officers, employees and directors. Awards granted under the 2000 LTIP, the 2011 LTIP and the 2002 Stock Incentive Plan are subject to accelerated vesting under certain specified circumstances resulting from a change in control and termination. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP, the 2011 LTIP and the 2002 Stock Incentive Plan is 10 years.
Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units and performance share awards. Subsequent to the Merger, all awards are settled by issuance of new shares. During the three months ended March 31, 2013, we granted 3.2 million stock options with a weighted average fair market value of $17.16. The SSRs and stock options granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.
The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

Three Months Ended March 31,
	2013	2012
Expected life of option	4-5 years	2-5 years
Risk-free interest rate	0.6%-0.9%	0.3%-0.9%
Expected volatility of stock	30%-37%	30%-38%
Expected dividend yield	None	None
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
During the three months ended March 31, 2013, we granted to certain officers and employees approximately 1.1 million restricted stock units and performance shares with a weighted average fair market value of $58.17. Restricted stock units and performance shares granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan vest over three years. Restricted stock units granted under the 2000 LTIP, the 2011 LTIP and the 2002 Stock Incentive Plan subsequent to the Merger vest on a graded schedule. Performance shares, as well as Medco’s restricted stock units granted under the 2002 Stock Incentive Plan prior to the Merger, cliff vest at the end of the vesting period. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, performance shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on the achievement of certain performance metrics. During the three months ended March 31, 2013, approximately 0.1 million additional performance shares were granted to certain officers for achieving certain performance metrics.
We recognized stock-based compensation expense of $47.2 million and $16.2 million in the three months ended March 31, 2013 and 2012, respectively. The increase in pre-tax compensation expense for the period resulted from awards converted in connection with the Merger. Unamortized stock-based compensation as of March 31, 2013 was $102.8 million for stock options and SSRs and $125.0 million for restricted stock units and performance shares.

Note 10 - Commitments and contingencies
In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ended March 31, 2013 or 2012.
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

Note 11 - Segment information
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During the second quarter of 2012, we reorganized our international retail network pharmacy management business (which substantially ceased operations as of December 31, 2012) from our PBM segment into our Other Business Operations segment. All related segment disclosures for the period ended March 31, 2012 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations, for the three months ended March 31, 2013 and 2012.

(in millions)	PBM	Other Business Operations	Total
For the three months ended March 31, 2013
Product revenues:
Network revenues(1)	$16,097.8	$—	$16,097.8
Home delivery and specialty revenues(2)	9,226.2	—	9,226.2
Other revenues	—	451.8	451.8
Service revenues	235.7	51.5	287.2
Total revenues	25,559.7	503.3	26,063.0
Depreciation and amortization expense	593.8	6.8	600.6
Operating income	826.5	15.4	841.9
Undistributed gain from joint venture			9.8
Interest income			1.6
Interest expense and other			(215.4)
Income before income taxes			637.9
Capital expenditures	106.7	2.2	108.9

For the three months ended March 31, 2012
Product revenues:
Network revenues(1)	$7,683.8	$—	$7,683.8
Home delivery and specialty revenues(2)	3,980.7	—	3,980.7
Other revenues	—	371.6	371.6
Service revenues	90.1	6.4	96.5
Total revenues	11,754.6	378.0	12,132.6
Depreciation and amortization expense	63.1	1.9	65.0
Operating income	563.6	3.3	566.9
Interest income			2.3
Interest expense and other			(132.0)
Income before income taxes			437.2
Capital expenditures	17.3	1.4	18.7

(1)	Includes retail pharmacy co-payments of $3,674.4 million and $1,496.6 million for the three months ended March 31, 2013 and 2012, respectively.

(2)
Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.

The following table presents balance sheet information about our reportable segments, including the discontinued operations of our businesses within UBC held for sale and our European Operations:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of March 31, 2013
Total assets	$51,445.2	$3,713.7	$426.8	$55,585.7
Investment in equity method investees	$21.7	$—	$—	$21.7

As of December 31, 2012
Total assets	$54,626.3	$3,021.2	$463.7	$58,111.2
Investment in equity method investees	$11.9	$—	$—	$11.9
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain fertility and specialty drugs. Other Business Operations product revenues consist of specialty distribution activities and development of scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty distribution services. Other Business Operations service revenues include revenues from healthcare card administration from the period January 1, 2012 through September 14, 2012, the date of disposal of CYC.
The top five clients in the aggregate represent 39.7% and 54.3% of our consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. None of these clients on an individual basis exceed 11.0% of consolidated revenues for the three months ended March 31, 2013 and 26.7% for the three months ended March 31, 2012.
Revenues earned by our continuing operations international businesses totaled $18.4 million and $16.2 million for the three months ended March 31, 2013 and 2012, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $47.8 million and $32.6 million as of March 31, 2013 and December 31, 2012, respectively. All other continuing operations long-lived assets are domiciled in the United States.

Note 12 - Condensed consolidating financial information
The senior notes issued by the Company, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations, or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
In December 2012 we sold our Liberty and our European mail-order service (“EAV”) subsidiaries. In addition, during the fourth quarter of 2012, we determined that our European Operations and portions of UBC would meet the criteria of discontinued operations. Our European Operations and the international operations of UBC classified as discontinued are included as discontinued operations of the non-guarantors as of and for the three months ended March 31, 2013 and as of December 31, 2012. The domestic operations of UBC classified as discontinued operations are included in the guarantors as of and for the three months ended March 31, 2013 and as of December 31, 2012. Results for the three months ended March 31, 2012 do not include the operations of Liberty, EAV, our European Operations, or UBC since these entities were acquired through the Merger in April 2012. The following presentation reflects the structure that exists as of the most recent balance sheet date and also includes certain retrospective revisions to conform prior periods to current period presentation (discussed and presented in further detail below). The condensed consolidating financial information is presented separately for:

(i)	Express Scripts (the Parent Company), the issuer of certain guaranteed obligations;

(ii)	ESI, guarantor and also the issuer of additional guaranteed obligations;

(iii)	Medco, guarantor and also the issuer of additional guaranteed obligations;

(iv)	Guarantor subsidiaries, on a combined basis (but excluding ESI and Medco), as specified in the indentures related to Express Scripts’, ESI’s and Medco’s obligations under the notes;

(v)	Non-guarantor subsidiaries, on a combined basis;

(vi)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, ESI, Medco, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vii)	Express Scripts and its subsidiaries on a consolidated basis.

Certain amounts from prior periods have been reclassified to conform to current period presentation:

(i)
With respect to the condensed consolidating statement of operations for the three months ended March 31, 2012, amounts related to net income attributable to non-controlling interest have been reclassified from the “Operating expenses” line item to the “Net income attributable to non-controlling interest” line item as follows:

(in millions)	Non-Guarantors	Consolidated
Operating Expenses	$(2.4)	$(2.4)
Net income attributable to non-controlling interest	$2.4	$2.4

(ii)
With respect to the condensed consolidating statement of cash flows for the three months ended March 31, 2012, amounts related to distributions paid to non-controlling interest have been reclassified from the “Net cash flows provided by (used in) operating activities” line item to the “Distributions paid to non-controlling interest” line item within the cash flows from financing activities section, as follows:

(in millions)	Non-Guarantors	Consolidated
Net cash flows provided by (used in) operating activities	$2.0	$2.0
Distributions paid to non-controlling interest	$(2.0)	$(2.0)

(iii)
With respect to the condensed consolidating statement of cash flows for the three months ended March 31, 2012, amounts related to the equity in earnings of subsidiaries and transactions with parent were not appropriately classified within the ESI column. The impact of the revision is to decrease cash inflows from operating activities (and increase cash inflows from financing activities) with corresponding adjustment of the eliminations column as follows:

(in millions)	Express Scripts, Inc.	Eliminations
Net cash flows provided by (used in) operating activities	$(99.7)	$99.7

(iv)
With respect to the condensed consolidating balance sheet as of December 31, 2012, amounts related to the goodwill allocated to Medco Health Solutions, Inc. and certain of its guarantor and non-guarantor subsidiaries have changed as we finalized the purchase price allocation in the first quarter of 2013. The impact of the measurement period adjustment is to reallocate goodwill and intercompany amounts as follows:

(in millions)	Medco Health Solutions, Inc.	Guarantors	Non-guarantors	Eliminations
Intercompany assets	$(2,040.0)	$2,000.5	$—	$39.5
Goodwill	$2,040.0	$(2,000.5)	$39.5	$—
Intercompany liabilities	$—	$—	$(39.5)	$39.5

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2013
Cash and cash equivalents	$—	$1,435.6	$2.7	$158.5	$393.2	$—	$1,990.0
Restricted cash and investments	—	—	1.0	—	16.7	—	17.7
Receivables, net	—	1,082.0	1,617.3	1,316.5	278.3	—	4,294.1
Other current assets	—	119.2	255.4	1,829.8	30.6	—	2,235.0
Current assets of discontinued operations	—	—	—	60.8	110.3	—	171.1
Total current assets	—	2,636.8	1,876.4	3,365.6	829.1	—	8,707.9
Property and equipment, net	—	371.8	—	1,288.6	19.3	—	1,679.7
Investments in subsidiaries	31,804.1	8,427.7	5,159.7	—	—	(45,391.5)	—
Intercompany	1,857.7	—	388.8	7,304.6	—	(9,551.1)	—
Goodwill	—	2,921.4	22,608.2	3,789.7	26.7	—	29,346.0
Other intangible assets, net	63.2	1,160.9	12,196.8	2,104.3	6.1	—	15,531.3
Other assets	—	67.2	18.0	6.2	4.8	(31.1)	65.1
Noncurrent assets of discontinued operations	—	—	—	205.8	49.9	—	255.7
Total assets	$33,725.0	$15,585.8	$42,247.9	$18,064.8	$935.9	$(54,973.7)	$55,585.7
Claims and rebates payable	$—	$2,426.8	$4,218.9	$—	$—	$—	$6,645.7
Accounts payable	—	444.7	91.2	1,957.8	80.0	—	2,573.7
Accrued expenses	79.4	230.0	132.6	921.3	172.1	—	1,535.4
Current maturities of long-term debt	631.6	—	—	—	—	—	631.6
Current liabilities of discontinued operations	—	—	—	87.0	50.7	—	137.7
Total current liabilities	711.0	3,101.5	4,442.7	2,966.1	302.8	—	11,524.1
Long-term debt	9,396.2	1,993.8	2,425.1	—	—	—	13,815.1
Intercompany	—	9,205.3	—	—	345.8	(9,551.1)	—
Deferred taxes	—	—	4,402.3	1,371.4	9.9	—	5,783.6
Other liabilities	—	174.6	450.8	165.4	16.1	(31.1)	775.8
Noncurrent liabilities of discontinued operations	—	—	—	51.0	8.6	—	59.6
Non-controlling interest	—	—	—	—	9.7	—	9.7
Express Scripts stockholders’ equity	23,617.8	1,110.6	30,527.0	13,510.9	243.0	(45,391.5)	23,617.8
Total liabilities and stockholders’ equity	$33,725.0	$15,585.8	$42,247.9	$18,064.8	$935.9	$(54,973.7)	$55,585.7

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2012
Cash and cash equivalents	$—	$2,346.6	$—	$127.7	$319.6	$—	$2,793.9
Restricted cash and investments	—	—	—	1.0	18.6	—	19.6
Receivables, net	—	1,097.8	2,330.0	1,547.8	505.0	—	5,480.6
Other current assets	—	119.2	306.6	1,818.2	20.8	—	2,264.8
Current assets of discontinued operations	—	—	—	70.8	127.2	—	198.0
Total current assets	—	3,563.6	2,636.6	3,565.5	991.2	—	10,756.9
Property and equipment, net	—	305.7	—	1,309.4	19.2	—	1,634.3
Investments in subsidiaries	31,375.6	8,292.7	5,121.0	—	—	(44,789.3)	—
Intercompany	2,189.0	—	926.8	6,127.2	—	(9,243.0)	—
Goodwill	—	2,921.4	22,621.5	3,789.7	27.2	—	29,359.8
Other intangible assets, net	67.1	1,192.4	12,609.4	2,153.6	15.4	—	16,037.9
Other assets	—	57.4	14.4	6.4	4.7	(26.3)	56.6
Noncurrent assets of discontinued operations	—	—	—	218.8	46.9	—	265.7
Total assets	$33,631.7	$16,333.2	$43,929.7	$17,170.6	$1,104.6	$(54,058.6)	$58,111.2
Claims and rebates payable	$—	$2,554.1	$4,885.9	$—	$—	$—	$7,440.0
Accounts payable	—	477.5	—	2,294.7	136.9	—	2,909.1
Accrued expenses	62.9	428.3	327.8	609.1	201.9	—	1,630.0
Current maturities of long-term debt	631.6	0.1	303.2	—	—	—	934.9
Current liabilities of discontinued operations	—	—	—	81.7	61.7	—	143.4
Total current liabilities	694.5	3,460.0	5,516.9	2,985.5	400.5	—	13,057.4
Long-term debt	9,552.2	2,992.1	2,435.8	—	—	—	14,980.1
Intercompany	—	8,764.5	—	—	478.5	(9,243.0)	—
Deferred taxes	—	—	5,074.7	874.1	—	—	5,948.8
Other liabilities	—	158.7	484.6	73.1	2.8	(26.3)	692.9
Noncurrent liabilities of discontinued operations	—	—	—	27.4	8.9	—	36.3
Non-controlling interest	—	—	—	—	10.7	—	10.7
Express Scripts stockholders’ equity	23,385.0	957.9	30,417.7	13,210.5	203.2	(44,789.3)	23,385.0
Total liabilities and stockholders’ equity	$33,631.7	$16,333.2	$43,929.7	$17,170.6	$1,104.6	$(54,058.6)	$58,111.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2013
Revenues	$—	$6,979.4	$14,038.9	$5,441.6	$97.9	$(494.8)	$26,063.0
Operating expenses	—	6,663.1	13,848.8	5,161.5	42.5	(494.8)	25,221.1
Operating income	—	316.3	190.1	280.1	55.4	—	841.9
Other (expense) income, net	(87.0)	(100.5)	(15.2)	1.3	(2.6)	—	(204.0)
Income (loss) before income taxes	(87.0)	215.8	174.9	281.4	52.8	—	637.9
Provision (benefit) for income taxes	(31.5)	112.5	65.7	110.5	1.4	—	258.6
Net income (loss) from continuing operations	(55.5)	103.3	109.2	170.9	51.4	—	379.3
Net income (loss) from discontinued operations, net of tax	—	—	—	0.8	(2.0)	—	(1.2)
Equity in earnings of subsidiaries	428.5	176.6	39.4	—	—	(644.5)	—
Net income	$373.0	$279.9	$148.6	$171.7	$49.4	$(644.5)	$378.1
Less: Net income attributable to non-controlling interest	—	—	—	—	5.1	—	5.1
Net income attributable to Express Scripts	373.0	279.9	148.6	171.7	44.3	(644.5)	373.0
Other comprehensive income (loss)	(2.1)	(2.1)	—	—	(2.1)	4.2	(2.1)
Comprehensive income attributable to Express Scripts	$370.9	$277.8	$148.6	$171.7	$42.2	$(640.3)	$370.9

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2012
Revenues	$—	$7,562.4	$—	$4,484.6	$85.6	$—	$12,132.6
Operating expenses	—	7,219.7	—	4,292.6	53.4	—	11,565.7
Operating income	—	342.7	—	192.0	32.2	—	566.9
Interest expense, net	(59.8)	(68.2)	—	(1.1)	(0.6)	—	(129.7)
Income (loss) before income taxes	(59.8)	274.5	—	190.9	31.6	—	437.2
Provision (benefit) for income taxes	(23.2)	106.4	—	80.5	3.3	—	167.0
Net income (loss) from continuing operations	(36.6)	168.1	—	110.4	28.3	—	270.2
Equity in earnings of subsidiaries	304.4	136.3	—	—	—	(440.7)	—
Net income (loss)	267.8	304.4	—	110.4	28.3	(440.7)	270.2
Less: Net income attributable to non-controlling interest	—	—	—	—	2.4	—	2.4
Net income (loss) attributable to Express Scripts	267.8	304.4	—	110.4	25.9	(440.7)	267.8
Other comprehensive income (loss)	1.6	1.6	—	—	1.6	(3.2)	1.6
Comprehensive income (loss) attributable to Express Scripts	$269.4	$306.0	$—	$110.4	$27.5	$(443.9)	$269.4

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the three months ended March 31, 2013
Net cash flows provided by (used in) operating activities	$(33.4)	$(132.9)	$335.9	$582.5	$211.3	$963.4
Cash flows from investing activities:
Purchase of property and equipment	—	(102.2)	—	(4.5)	(2.2)	(108.9)
Other	—	(6.2)	—	—	1.8	(4.4)
Net cash (used in) provided by investing activities - continuing operations	—	(108.4)	—	(4.5)	(0.4)	(113.3)
Net cash used in investing activities - discontinued operations	—	—	—	(0.2)	(0.4)	(0.6)
Net cash (used in) provided by investing activities	—	(108.4)	—	(4.7)	(0.8)	(113.9)
Cash flows from financing activities:
Repayment of long term debt	(157.9)	(1,000.0)	(300.0)	—	—	(1,457.9)
Treasury stock acquired	(300.0)	—	—	—	—	(300.0)
Excess tax benefit relating to employee stock compensation	—	1.8	0.4	—	—	2.2
Net proceeds from employee stock plans	105.9	—	—	—	—	105.9
Distributions paid to non-controlling interest	—	—	—	—	(4.3)	(4.3)
Other	—	—	—	(3.1)	5.1	2.0
Net intercompany transactions	385.4	328.5	(33.6)	(543.9)	(136.4)	—
Net cash provided by (used in) financing activities	33.4	(669.7)	(333.2)	(547.0)	(135.6)	(1,652.1)
Effect of foreign currency translation adjustment	—	—	—	—	(1.5)	(1.5)
Less cash attributable to discontinued operations	—	—	—	—	0.2	0.2
Net increase (decrease) in cash and cash equivalents	—	(911.0)	2.7	30.8	73.6	(803.9)
Cash and cash equivalents at beginning of period	—	2,346.6	—	127.7	319.6	2,793.9
Cash and cash equivalents at end of period	$—	$1,435.6	$2.7	$158.5	$393.2	$1,990.0

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Consolidated
For the three months ended March 31, 2012
Net cash flows provided by (used in) operating activities	$(34.8)	$136.6	$—	$364.5	$65.8	$532.1
Cash flows from investing activities:
Purchase of property and equipment	—	(14.0)	—	(2.9)	(1.8)	(18.7)
Other	—	—	—	1.9	(12.2)	(10.3)
Net cash used in investing activities	—	(14.0)	—	(1.0)	(14.0)	(29.0)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	3,458.9	—	—	—	—	3,458.9
Excess tax benefit relating to employee stock compensation	—	13.9	—	—	—	13.9
Net proceeds from employee stock plans	—	2.1	—	—	—	2.1
Distributions paid to non-controlling interest	—	—	—	—	(2.0)	(2.0)
Other	(19.8)	—	—	—	—	(19.8)
Net intercompany transactions	(3,404.3)	3,806.6	—	(364.2)	(38.1)	—
Net cash provided by (used in) financing activities	34.8	3,822.6	—	(364.2)	(40.1)	3,453.1
Effect of foreign currency translation adjustment	—	—	—	—	1.4	1.4
Net (decrease) increase in cash and cash equivalents	—	3,945.2	—	(0.7)	13.1	3,957.6
Cash and cash equivalents at beginning of period	—	5,522.2	—	5.4	92.5	5,620.1
Cash and cash equivalents at end of period	$—	$9,467.4	$—	$4.7	$105.6	$9,577.7

Note 13 - Subsequent event

On April 11, 2013, the Company repurchased 1.2 million shares of its common stock from the Express Scripts 401(k) Plan for an aggregate purchase price of $68.4 million (based on the closing price on April 10, 2013) which were held on behalf of participants who acquired such shares upon the consummation of the Merger as a result of conversion of Medco shares previously held in Medco’s 401(k) plan. As previously announced, the Express Scripts 401(k) Plan no longer offers an investment fund option consisting solely of shares of Express Scripts common stock, and previously held shares were to be sold on or about the first anniversary of the Merger. This repurchase is not considered part of the 2013 Share Repurchase Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements and Associated Risks
Information we have included in this Quarterly Report on Form 10-Q, and information which may be contained in our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.
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

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices

•	uncertainties regarding the implementation of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”)

•	significant changes within the pharmacy provider marketplace, including the loss of or adverse change in our relationship with one or more key pharmacy providers

•	our failure to execute on, or other issues arising under, certain key client contracts

•	changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D

•	our failure to effectively execute on strategic transactions or successfully integrate the business operations or achieve the anticipated benefits from any acquired businesses

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

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013.

These and other relevant factors and any other information included in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand that it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

OVERVIEW
On July 20, 2011, Express Scripts, Inc. (“ESI”) entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of ESI and Medco under a new holding company named Aristotle Holding, Inc. The transactions contemplated by the Merger Agreement (the “Merger”) were consummated on April 2, 2012. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. For financial reporting and accounting purposes, ESI was the acquirer of Medco. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for the period beginning January 1, 2012 through April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
As the largest full-service pharmacy benefit management (“PBM”) company, we provide healthcare management and administration services on behalf of our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty and fertility home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patients’ homes and physicians’ offices, bio-pharma services and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.
During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our PBM segment and our Other Business Operations segment. Through our Other Business Operations segment, we provide distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines. Historical segment information has been retrospectively adjusted to reflect the effect of these changes.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.9% and 99.2% of revenues for the three months ended March 31, 2013 and 2012, respectively.

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

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
Our results in the first quarter of 2013 compared to prior periods continue to be driven by the addition of Medco to our book of business on April 2, 2012. The Merger impacted all components of our financial statements, including our revenues, expenses and profits, the consolidated balance sheet, as well as claims volumes. Our results reflect the ability to successfully achieve synergies following the Merger. Our results also reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We also benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and higher generic fill rate (80.5% compared to 76.5% in the same period of 2012). In addition, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
We anticipate that the ongoing macroeconomic environment – specifically, the prolonged stagnant business climate and weak employment outlook, among other factors – will have a negative impact on our results in future quarters, with lower membership and utilization resulting from in-group attrition at the client level and continued low utilization rates generally. We will also face challenges due to various marketplace forces which affect pricing and plan structures, as well as increasing client demands and expectations. However, we expect that the ongoing positive trends in our business, including lower drug purchasing costs, increased generic usage and greater productivity associated with the Merger, will continue to offset these negative factors, allowing us to continue to generate growth and improvements in our results of operations in the future, although such negative factors will temper our growth rate over the near term. As a result of the transition of UnitedHealthcare Group claims and variability of other contractual revenue streams, quarterly performance trends may vary from historical periods. More specifically, the Company expects earnings for a large client to be skewed to the second quarter due to the structure of the contract. The Company anticipates this pattern of earnings to continue for the foreseeable future.
As the regulatory environment evolves, we plan to continue to make investments designed to keep us ahead of the competition. These projects include preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013.

CLIENTS
We are a provider of PBM services to several market segments. Our clients include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We provide specialty services to customers who also include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists and others. Refer to Note 11 - Segment information for a discussion of client concentration.

RESULTS OF OPERATIONS
PBM OPERATING INCOME
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During the second quarter of 2012, we reorganized our international retail network pharmacy management business (which substantially ceased operations as of December 31, 2012) from our PBM segment into our Other Business Operations segment. All related segment disclosures for the period ended March 31, 2012 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure. Our PBM segment includes ESI’s and Medco’s integrated PBM operations in the United States and ESI’s PBM operations in Canada. Our Other Business Operations segment includes our other international operations, our Specialty Distribution lines of business and other service operations.
Prior to the Merger, ESI and Medco historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology to be used by the Company. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

	Three Months Ended March 31,
(in millions)	2013	2012
Product revenues
Network revenues(1)	$16,097.8	$7,683.8
Home delivery and specialty revenues(2)	9,226.2	3,980.7
Service revenues	235.7	90.1
Total PBM revenues	25,559.7	11,754.6
Cost of PBM revenues(1)	23,626.3	10,935.5
PBM gross profit	1,933.4	819.1
PBM SG&A expenses	1,106.9	255.5
PBM operating income	$826.5	$563.6
Claims(3)
Network	282.8	153.0
Home delivery and specialty(2)	36.8	14.0
Total PBM claims	319.6	167.0
Total adjusted PBM claims(4)	390.0	192.8

(1)	Includes retail pharmacy co-payments of $3,674.4 million and $1,496.6 million for the three months ended March 31, 2013 and 2012, respectively.

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
Product Revenues for the three months ended March 31, 2013: Network pharmacy revenues increased by $8,414.0 million, or 109.5%, in the three months ended March 31, 2013. Approximately $9,131.7 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended March 31, 2013. The remaining increase is due to inflation on branded drugs partially offset by an increase in the network generic fill rate and lower claims volume. Our consolidated network generic fill rate increased to 81.3% of network claims in the three months ended March 31, 2013 as compared to 77.7% in the same period of 2012 for ESI on a stand-alone basis.
Home delivery and specialty revenues increased by $5,245.5 million, or 131.8%, in the three months ended March 31, 2013 from the same period in 2012. Approximately $5,216.8 million of this increase relates to the acquisition of Medco and inclusion of its revenues for the three months ended March 31, 2013. The remaining increase is due to inflation on branded drugs partially offset by lower claims volume and by an increase in the home delivery generic fill rate. Our consolidated home delivery generic fill rate increased to 74.0% of home delivery claims in the three months ended March 31, 2013 as compared to 66.2% in the same period of 2012 for ESI on a stand-alone basis.
Cost of PBM revenues increased by $12,690.8 million, or 116.1%, in the three months ended March 31, 2013 from the same period of 2012. Approximately $13,416.8 million of this increase relates to the acquisition of Medco and inclusion of its costs of revenues for the three months ended March 31, 2013. The remaining increase is primarily due to inflation on branded drugs as well as $44.5 million of transaction and integration costs for the three months ended March 31, 2013, partially offset by an increase in the generic fill rate and lower claims volume.
Our PBM gross profit increased by $1,114.3 million, or 136.0%, for the three months ended March 31, 2013, as compared to the same period of 2012. Gross profit for the three months ended March 31, 2013 increased due to the acquisition of Medco, as well as inflation, better management of ingredient costs and cost savings from the increase in the generic fill rate.
Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2013 increased by $851.4 million, or 333.2%, as compared to the same period of 2012. In addition to inflation, approximately $832.9 million of this increase relates to the acquisition of Medco, due primarily to amortization of intangible assets acquired and inclusion of its SG&A for the quarter ended March 31, 2013. The remaining increase primarily relates to $113.6 million of transaction and integration costs for the combined Company, compared to $26.7 million for the three months ended March 31, 2012, offset by synergies realized following the Merger.
PBM operating income increased by $262.9 million, or 46.6%, for the three months ended March 31, 2013 as compared to the same period of 2012, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME
During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our new segment structure is composed of our PBM segment and our Other Business Operations (“Other Business Operations”) segment. Historical segment information has been retrospectively adjusted to reflect the effect of these changes.

	Three Months Ended March 31,
(in millions)	2013	2012
Product revenues	$451.8	$371.6
Service revenues	51.5	6.4
Total Other Business Operations revenues	503.3	378.0
Cost of Other Business Operations revenues	470.1	365.1
Other Business Operations gross profit	33.2	12.9
Other Business Operations SG&A expenses	17.8	9.6
Other Business Operations operating income	$15.4	$3.3
Other Business Operations Results of Operations: Other Business Operations operating income increased by $12.1 million, or 366.7%, for the three months ended March 31, 2013 from the same period of 2012. This increase is primarily due to the acquisition of Medco and inclusion of its results of operations for the three months ended March 31, 2013 as well as a $3.5 million gain associated with settlement of working capital balances for ConnectYourCare (“CYC”) that was included for the three months ended March 31, 2013.
OTHER (EXPENSE) INCOME
Net other expense increased by $74.3 million in the three months ended March 31, 2013 as compared to the same period of 2012. This increase is primarily due to $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014, senior notes acquired from Medco on April 2, 2012, and debt issued in connection with the Merger. These increases are partially offset by undistributed gains from our joint venture of $9.8 million for the three months ended March 31, 2013 which is recorded under the equity method beginning on April 2, 2012.
PROVISION FOR INCOME TAXES
As a result of the Merger, we recognized additional income tax contingencies and unfavorable impacts to our effective tax rate. Our effective tax rate from continuing operations increased to 40.9% for the three months ended March 31, 2013 as compared to 38.4% for the same period in 2012 due to both recurring and discrete events. The state apportionment and income tax filing positions of the combined organization has increased our recurring effective tax rate by approximately 1.9%.

We recognized discrete charges of $10.6 million for the three months ended March 31, 2013 primarily due to changes in our unrecognized tax benefits.

As of March 31, 2013, management continues to evaluate the potential tax benefits related to the disposition of a business acquired in the Merger. Based on information currently available, our best estimate results in no amounts being recorded at March 31, 2013. However, pending the resolution of certain matters, the deduction may become realizable in the future.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2012, we determined that portions of our United BioSource Corporation (“UBC”) subsidiary and our operations in Europe (“European Operations”) were not core to our future operations and committed to a plan to dispose of these businesses. These lines of business are classified as discontinued operations.
There were no discontinued operations for the three months ended March 31, 2012.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Increases in these amounts are primarily driven by increased profitability.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS

Net income attributable to Express Scripts for the three months ended March 31, 2013 increased $105.2 million, or 39.3%, over the same periods of 2012, due to the factors described above.

Basic and diluted earnings per share decreased 16.4% and 18.2%, respectively, for the three months ended March 31, 2013 over the same period of 2012. The decrease is primarily due to increased shares outstanding, amortization of intangible assets, transaction and integration costs incurred in connection with the Merger, as well as an increase in interest expense, financing fees and commitment fees, partially offset by increased operating income and treasury share repurchases during 2013.
EBITDA FROM CONTINUING OPERATIONS ATTRIBUTABLE TO EXPRESS SCRIPTS
We have provided below a reconciliation of adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts(1)	Three Months Ended March 31,
(in millions, except per claim data)	2013	2012
Net income attributable to Express Scripts	$373.0	$267.8
Less: Net (income) loss from discontinued operations, net of tax	1.2	—
Net income from continuing operations attributable to Express Scripts	374.2	267.8
Provision for income taxes	258.6	167.0
Depreciation and amortization	600.6	65.0
Interest expense, net	213.8	129.7
Equity income from joint venture	(9.8)	—
EBITDA from continuing operations attributable to Express Scripts	1,437.4	629.5
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs	154.6	26.7
Adjusted EBITDA from continuing operations attributable to Express Scripts	1,592.0	656.2
Total adjusted claims from continuing operations	390.0	192.8
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(2)	$4.08	$3.40

(1)
EBITDA from continuing operations attributable to Express Scripts is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income from continuing operations plus depreciation and amortization. EBITDA from continuing operations attributable to Express Scripts is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA from continuing operations attributable to Express Scripts, however, should not be considered as an alternative to net income from continuing operations, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA from continuing operations attributable to Express Scripts may not be comparable to that used by other companies.

(2)
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA from continuing operations attributable to Express Scripts excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is calculated by dividing adjusted EBITDA from continuing operations attributable to Express Scripts by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA from continuing operations attributable to Express Scripts performance on a per-unit basis. Adjusted EBITDA from continuing operations attributable to Express Scripts, and as a result, EBITDA from continuing operations attributable to Express Scripts per adjusted claim, are affected by the changes in claim volumes between retail and home delivery, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
For the three months ended March 31, 2013, net cash provided by continuing operations increased $431.6 million compared to the same period of 2012 to $963.7 million. Changes in working capital resulted in a cash inflow of $68.9 million for the three months ended March 31, 2013 compared to a cash inflow of $141.6 million over the same period of 2012, resulting in a total change of $72.7 million. The working capital decrease was primarily due to the Merger as well as the timing and receipt of claims and rebates payable and accounts receivable. The increase in net cash provided by continuing operations was largely due to an increase in net income from continuing operations of $107.9 million in the three months ended March 31, 2013 compared to the same period of 2012.
Net cash used in investing activities by continuing operations increased $84.3 million for the three months ended March 31, 2013 over the same period of 2012. Capital expenditures increased compared to the prior period due primarily to integration-related investments. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
Net cash used in financing activities by continuing operations was $1,652.1 million for the three months ended March 31, 2013, which represents a change of $5,105.2 million for the three months ended March 31, 2013 compared to the same period in 2012. Outflows in 2013 were primarily due to $1,300.0 million related to the redemption of senior notes, a $157.9 million quarterly term facility payment and treasury share repurchases of $300.0 million during the three months ended March 31, 2013 compared to proceeds of $3,458.9 million from the issuance of senior notes received during the three months ended March 31, 2012.
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
CHANGES IN BUSINESS
As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of the Company and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the Nasdaq stock exchange. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41%. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the

15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger. Based on the opening price of Express Scripts’ stock on April 2, 2012, total consideration was $30.2 billion, composed of $11.3 billion in cash, $18.0 billion in common stock of the Company and $0.9 billion of replacement stock options and restricted stock units.
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.
STOCK REPURCHASE PROGRAM
On March 6, 2013, the Board of Directors of Express Scripts approved a new share repurchase program (the “2013 Share Repurchase Program”), authorizing the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program.
During the three months ended March 31, 2013, we repurchased 5.1 million treasury shares for $300.0 million. Current year repurchases were funded through internally generated cash. As of March 31, 2013, there were 69.9 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger (as discussed in Note 3 - Changes in business), to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of March 31, 2013, no balance was outstanding under the revolving facility. The Company makes quarterly principal payments on the term facility. As of March 31, 2013, $631.6 million of this facility is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility.
Our bank financing agreements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants under the credit agreement exempt certain agreed upon actions taken in connection with the Merger. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At March 31, 2013, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).
See Note 7 - Financing for more information on our credit facilities.
SENIOR NOTES
On February 6, 2012, we issued $3.5 billion of Senior Notes, including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022
The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 - Changes in business).
On November 14, 2011, we issued $4.1 billion of Senior Notes, including:

•	$900 million aggregate principal amount of 2.750% Senior Notes due 2014

•	$1.25 billion aggregate principal amount of 3.500% Senior Notes due 2016

•	$1.25 billion aggregate principal amount of 4.750% Senior Notes due 2021

•	$700 million aggregate principal amount of 6.125% Senior Notes due 2041
The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 - Changes in business).
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
The net proceeds were used for the acquisition of WellPoint’s NextRx PBM Business. On June 15, 2012, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 5.250% senior notes due 2012. On March 29, 2013, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to the notes being redeemed, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments related to the redemption of these notes was $1.1 billion, which included $68.5 million of redemption costs and write-off of deferred financing fees which are reflected within the “interest expense and other” line item of the unaudited consolidated statement of operations for the three months ended March 31, 2013 (see Note 7 - Financing for further discussion).
On March 18, 2008, Medco issued $1.5 billion of Senior Notes, including:

•	$300.0 million aggregate principal amount of 6.125% Senior Notes due 2013

•	$1.2 billion aggregate principal amount of 7.125% Senior Notes due 2018
The net proceeds were used to reduce debts under Medco’s revolving credit facility, which funded the PolyMedica Corporation (“Liberty”) and CCS Infusion Management, LLC (“CCS”) acquisitions. On March 18, 2013, $300.0 million aggregate principal amount of 6.125% senior notes due 2013, issued by Medco, matured and were redeemed (see Note 7 - Financing for further discussion).
See Note 7 - Financing for more information on our Senior Notes borrowings.

OTHER MATTERS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the presentation of amounts reclassified out of accumulated other comprehensive income. This statement is effective for financial statements issued for annual periods beginning after December 15, 2012. Adoption of the standard impacts the presentation of certain information within the financial statements, but will not impact our financial position, results of operations or cash flows. The Company has not reclassified amounts out of accumulated other comprehensive income, as such, no additional information is presented for the three months ended March 31, 2013 or 2012.

IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2013, we had $2,473.7 million of gross obligations, or $483.7 million net of cash, which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $4.8 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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
On April 2, 2012, the Company acquired Medco Health Solutions, Inc. (“Medco”). As a result of the Medco acquisition, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. The Company plans to transition selected billing and adjudication processes to a consolidated platform throughout 2013. As the Company further integrates the Medco business, it will continue to review the internal controls and take further steps to ensure that the internal controls are effective and integrated appropriately.
Except as described in the preceding paragraphs, during the quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, relating to proceedings involving both legacy ESI and Medco:

•
Multi-District Litigation - On April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings, including the following remaining cases: Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); 1978 Retired Construction Workers Benefit Plan (Nagle) v. Express Scripts, Inc. (Civil Action No. 4:06-CV01156 for the United States District Court for the Eastern District of Missouri) (filed August 1, 2006); Fulton Fish Market Welfare Fund (Circillo) v. Express Scripts, Inc. (Civil Action No. 4:06-cv-01458 for United States District Court for the Eastern District of Missouri) (filed October 3, 2006); Philadelphia Corporation for the Aging v. Benecard Services, Inc., et al. (Civil Action No. 06CV2331 for the United States District Court Eastern District of Pennsylvania) (filed June 2, 2006); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005); and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1:08-cv-323 (GLS/DRH), United States District Court for the Northern District of New York) (filed February 18, 2008). Under these cases, the plaintiffs assert that certain of the business practices of Express Scripts, Inc. and its subsidiaries (“ESI”), including those relating to ESI’s contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to ESI’s retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the Court in its entirety. Additionally, ESI’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part in Minshew v. Express Scripts, Inc., et al. (No. 4:02-cv-1503-HEA, United States District Court for the Eastern District of Missouri) (filed December 12, 2001), which was subsequently dismissed on July 21, 2011. The Court found that ESI was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The Court, in partially granting plaintiffs’ motion for summary judgment, found that ESI was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. On February 16, 2010, in accordance with the schedule under the case management order, plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was the PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. On January 28, 2011, NPA filed a cross motion for summary judgment seeking a ruling that it was not a fiduciary under common law. We are awaiting the court’s ruling on these pending motions. On March 5, 2013, settlement was reached in principle in the following cases: Fulton Fish, Philadelphia Corporation, and 1978 Retired Construction Workers. These parties are in the process of finalizing their settlement agreements.

•
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (Cause No. 08-14201-CIV-Graham/Lynch, United States District Court for the Southern District of Florida) (filed June 9, 2008). This is an unsealed, qui tam matter that relates to Medco’s former subsidiary, PolyMedica Corporation and its subsidiaries, in which the government has declined to intervene. The case is proceeding as a civil lawsuit, although the government could decide to intervene at any point during the course of the litigation. The complaint alleges that the PolyMedica companies violated the False Claims Act through their accounting practices of applying invoice payments to accounts receivable. On July 21, 2010, the United States District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs filed an amended complaint that was dismissed with prejudice on October 22, 2010. Plaintiffs appealed the dismissal of two counts of the complaint and, on February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the United States District Court for the Southern District of Florida to reinstate those two claims. On December 3, 2012, Medco sold PolyMedica and its subsidiaries, including all its assets and liabilities, to FGST Investments, Inc. On February 15, 2013, ATLS Acquisition LLC, a holding company, and its PolyMedica subsidiaries, filed for Chapter 11 bankruptcy protection in cases styled In re ATLS Acquisition, et al. (United States Bankruptcy Court, District of Delaware, Case No. 13-10262 (PJW)(Chapter 11)). The bankruptcy action resulted in an automatic stay of this case as it relates to PolyMedica and its subsidiaries. On April 4, 2013, the United States District Court for the Southern District of Florida ordered the case to proceed to trial against the remaining defendants, Medco and two employees of PolyMedica or its subsidiaries, Arlene Perazella and Carl Dolan. On April 8, 2013, Medco filed a Motion for Judgment on the Pleadings or, in the Alternative, for Summary Judgment. Plaintiffs and the individual defendants also filed motions for summary judgment. The case is set for trial on June 17, 2013.

•
United States ex rel. David Morgan v. Express Scripts, Inc. and Medco Health Solutions, Inc. et al. (Case No. 05-cv-1714 (HAA) (United States District Court for the District of New Jersey). This is an unsealed qui tam matter against ESI, Medco and other defendants. The government has declined to intervene against defendants and the matter was unsealed on December 21, 2012. The qui tam relator served the Third Amended Complaint on the Company on January 3, 2013. Relator alleges claims under the federal False Claims Act and the false claims acts of twenty-two states. The allegations asserted by relator deal primarily with an alleged conspiracy among other defendants to inflate the published Average Wholesale Price (“AWP”) of certain drugs. Relator generally alleges that ESI and Medco were aware of the alleged AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the alleged AWP inflation to their government health care program customers in violation of an alleged fiduciary duty and/or in violation of alleged contractual obligations. Relator also alleges that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment. On April 16, 2013, ESI and Medco filed a motion to dismiss the complaint arguing that Morgan failed to plead his allegations with sufficient particularity to satisfy Federal Rules of Civil Procedure 9(b) and 12(b)(6), that he lacks standing to bring independent claims for breach of contract and fiduciary duty, and that Morgan is not an original source of the allegations because there has been prior public disclosure of his allegations.

•
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc., (United States District Court for the District of New Jersey, No. 1:12-cv-522) This qui tam case was filed under seal in January 2012, naming as defendants Medco Health Systems, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc.  In December 2012, the government declined to intervene.  The matter was unsealed shortly thereafter and served on the Company in February 2013.  The Second Amended Complaint alleges that the defendants violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services.  The Second Amended Complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services.  A responsive pleading is due May 3, 2013.  The Company intends to vigorously contest these claims.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2013 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
1/1/2013 - 1/31/2013	—	$—	—	—
2/1/2013 - 2/28/2013	—	—	—	—
3/1/2013 - 3/31/2013	5.1	59.30	5.1	69.9
First Quarter 2013 Total	5.1	$59.30	5.1	69.9

The repurchases disclosed in this table were made pursuant to the share repurchase program announced on March 6, 2013 (the “2013 Share Repurchase Program”), which authorizes the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	April 29, 2013	By:	/s/ George Paz
George Paz, Chairman, President and
Chief Executive Officer

Date:	April 29, 2013	By:	/s/ Jeffrey Hall
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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2012.

10.1[1]	Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

10.2[1]	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

10.3[1]	Form of Performance Share Award Notice used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

11.1	Statement regarding computation of earnings per share. (See Note 6 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[1]	XBRL Taxonomy Instance Document.

101.2[1]	XBRL Taxonomy Extension Schema Document.

101.3[1]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[1]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[1]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[1]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
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