Form 10-Q
period 2013-06-30
Express Scripts Holding Co.
filed 2013-07-29
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

Common stock outstanding as of June 30, 2013:	814,198,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,342.2	$2,793.9
Restricted cash and investments	12.4	19.6
Receivables, net	4,552.8	5,480.6
Inventories	1,672.9	1,661.9
Deferred taxes	387.3	408.5
Prepaid expenses and other current assets	197.4	194.4
Current assets of discontinued operations	137.8	198.0
Total current assets	8,302.8	10,756.9
Property and equipment, net	1,663.6	1,634.3
Goodwill	29,345.2	29,359.8
Other intangible assets, net	15,021.3	16,037.9
Other assets	60.2	56.6
Noncurrent assets of discontinued operations	188.4	265.7
Total assets	$54,581.5	$58,111.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$5,823.4	$7,440.0
Accounts payable	2,639.3	2,909.1
Accrued expenses	1,403.1	1,630.0
Current maturities of long-term debt	631.6	934.9
Current liabilities of discontinued operations	120.9	143.4
Total current liabilities	10,618.3	13,057.4
Long-term debt	13,648.5	14,980.1
Deferred taxes	5,662.0	5,948.8
Other liabilities	734.2	692.9
Noncurrent liabilities of discontinued operations	41.8	36.3
Total liabilities	30,704.8	34,715.5
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 827.5 and 818.1, respectively; shares outstanding: 814.2 and 818.1, respectively	8.2	8.2
Additional paid-in capital	21,662.2	21,289.7
Accumulated other comprehensive income	12.9	18.9
Retained earnings	2,984.2	2,068.2
	24,667.5	23,385.0
Common stock in treasury at cost, 13.3 and zero shares, respectively	(801.0)	—
Total Express Scripts stockholders’ equity	23,866.5	23,385.0
Non-controlling interest	10.2	10.7
Total stockholders’ equity	23,876.7	23,395.7
Total liabilities and stockholders’ equity	$54,581.5	$58,111.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenues (1)	$26,425.0	$27,504.6	$52,488.0	$39,637.2
Cost of revenues (1)	24,307.4	25,417.5	48,403.8	36,718.1
Gross profit	2,117.6	2,087.1	4,084.2	2,919.1
Selling, general and administrative	1,127.3	1,587.7	2,252.0	1,852.8
Operating income	990.3	499.4	1,832.2	1,066.3
Other (expense) income:
Equity income from joint venture	7.0	4.3	16.8	4.3
Interest income	1.1	2.3	2.7	4.6
Interest expense and other	(127.6)	(174.4)	(343.0)	(306.4)
	(119.5)	(167.8)	(323.5)	(297.5)
Income before income taxes	870.8	331.6	1,508.7	768.8
Provision for income taxes	305.0	178.2	563.6	345.2
Net income from continuing operations	565.8	153.4	945.1	423.6
Net loss from discontinued operations, net of tax	(15.3)	(0.4)	(16.5)	(0.4)
Net income	550.5	153.0	928.6	423.2
Less: Net income attributable to non-controlling interest	7.5	3.4	12.6	5.8
Net income attributable to Express Scripts	$543.0	$149.6	$916.0	$417.4

Weighted average number of common shares outstanding during the period:
Basic	815.2	807.8	816.9	646.6
Diluted	828.4	823.9	830.5	663.2
Basic earnings per share:
Continuing operations attributable to Express Scripts	$0.68	$0.19	$1.14	$0.65
Discontinued operations attributable to Express Scripts	(0.02)	—	(0.02)	—
Net earnings attributable to Express Scripts	$0.67	$0.19	$1.12	$0.65
Diluted earnings per share:
Continuing operations attributable to Express Scripts	$0.67	$0.18	$1.12	$0.63
Discontinued operations attributable to Express Scripts	(0.02)	—	(0.02)	—
Net earnings attributable to Express Scripts	$0.66	$0.18	$1.10	$0.63
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$558.3	$150.0	$932.5	$417.8
Discontinued operations, net of tax	(15.3)	(0.4)	(16.5)	(0.4)
Net income attributable to Express Scripts shareholders	$543.0	$149.6	$916.0	$417.4

1
Includes retail pharmacy co-payments of $3,204.3 and $3,519.1 for the three months ended June 30, 2013 and 2012, respectively, and $6,878.7 and $5,015.7 for the six months ended June 30, 2013 and 2012, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net income	$550.5	$153.0	$928.6	$423.2
Other comprehensive loss:
Foreign currency translation adjustment	(3.9)	(10.5)	(6.0)	(8.9)
Comprehensive income	546.6	142.5	922.6	414.3
Less: Comprehensive income attributable to non-controlling interests	7.5	3.4	12.6	5.8
Comprehensive income attributable to Express Scripts	$539.1	$139.1	$910.0	$408.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2012	818.1	$8.2	$21,289.7	$18.9	$2,068.2	$—	$10.7	$23,395.7
Net income	—	—	—	—	916.0	—	12.6	928.6
Other comprehensive loss	—	—	—	(6.0)	—	—	—	(6.0)
Treasury stock acquired	—	—	—	—	—	(801.0)	—	(801.0)
Changes in stockholders’ equity related to employee stock plans	9.4		372.5	—	—	—	—	372.5
Distributions to non-controlling interest	—	—	—	—	—	—	(13.1)	(13.1)
Balance at June 30, 2013	827.5	$8.2	$21,662.2	$12.9	$2,984.2	$(801.0)	$10.2	$23,876.7

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$928.6	$423.2
Net loss from discontinued operations, net of tax	16.5	0.4
Net income from continuing operations	945.1	423.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,210.2	659.6
Non-cash adjustments to net income	(221.3)	94.9
Deferred financing fees	10.7	26.9
Changes in operating assets and liabilities:
Accounts receivable	868.4	180.5
Claims and rebates payable	(1,616.6)	(453.1)
Other net changes in operating assets and liabilities	(389.0)	324.8
Net cash provided by operating activities - continuing operations	807.5	1,257.2
Net cash (used in) provided by operating activities - discontinued operations	(25.0)	2.4
Net cash flows provided by operating activities	782.5	1,259.6
Cash flows from investing activities:
Purchases of property and equipment	(195.0)	(63.9)
Acquisitions, net of cash acquired	—	(10,326.4)
Proceeds from sale of business	77.9	—
Other	1.3	(11.2)
Net cash used in investing activities - continuing operations	(115.8)	(10,401.5)
Acquisitions, cash acquired - discontinued operations	—	42.8
Net cash used in investing activities - discontinued operations	(2.0)	(2.7)
Net cash used in investing activities	(117.8)	(10,361.4)
Cash flows from financing activities:
Repayment of long-term debt	(1,615.8)	(2,500.1)
Treasury stock acquired	(801.0)	—
Net proceeds from employee stock plans	271.0	141.1
Excess tax benefit relating to employee stock compensation	14.8	15.6
Distributions paid to non-controlling interest	(13.4)	(3.4)
Proceeds from long-term debt, net of discounts	—	7,353.6
Repayment of revolving credit line, net	—	(600.0)
Proceeds from accounts receivable financing facility	—	600.0
Other	6.3	(103.2)
Net cash (used in) provided by financing activities - continuing operations	(2,138.1)	4,903.6
Net cash used in financing activities - discontinued operations	—	(1.7)
Net cash (used in) provided by financing activities	(2,138.1)	4,901.9
Effect of foreign currency translation adjustment	(5.2)	(0.2)
Less: cash decrease (increase) attributable to discontinued operations	26.9	(40.9)
Net decrease in cash and cash equivalents	(1,451.7)	(4,241.0)
Cash and cash equivalents at beginning of period	2,793.9	5,620.1
Cash and cash equivalents at end of period	$1,342.2	$1,379.1
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at June 30, 2013, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2013 and 2012, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2013, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2013 and 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Discontinued Operations. During 2012, we determined various businesses acquired in the Merger were no longer core to our future operations and committed to a plan to dispose of these businesses. In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows (see Note 4 - Dispositions).
Presentation of Non-Controlling Interest. The accompanying financial statements have been revised to reflect net income attributable to members of our consolidated affiliates. This revision results in a $3.4 million and $5.8 million adjustment from the “Selling, general and administrative” (“SG&A”) line item to the “Net income attributable to non-controlling interest” line item within the consolidated statement of operations for the three and six months ended June 30, 2012, respectively. This adjustment does not change amounts previously disclosed for the three and six months ended June 30, 2012 as “Net income attributable to Express Scripts.” This adjustment also affects net income included in cash flows from operating activities in the consolidated statement of cash flows for the six months ended June 30, 2012. Additionally, within the consolidated statement of cash flows for the six months ended June 30, 2012, the “Other net changes in operating assets and liabilities” line item decreased $2.4 million, and a $3.4 million cash outflow is now reflected within the “Distributions paid to non-controlling interest” line item.
Transaction Expense Adjustment. In September 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. These costs should have been accrued as of June 30, 2012. In accordance with Staff Accounting Bulletin No. 99, the Company assessed the materiality of the error and concluded that the error was not material to our financial statements for the three and six months ended June 30, 2012, but that the June 30, 2012 financial statements would be revised. The Company has revised these financial statements to include the transaction expenses, which are reported within the SG&A line item of the accompanying financial statements for the three and six months ended June 30, 2012. The result of this adjustment revises SG&A, Operating income, Net income, and basic and diluted earnings per share for the three and six months ended June 30, 2012.

New Accounting Guidance. In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the presentation of amounts reclassified out of accumulated other comprehensive income. This statement is effective for financial statements issued for annual periods beginning after December 15, 2012. Adoption of the standard impacts the presentation of certain information within the financial statements, but will not impact our financial position, results of operations or cash flows. The Company has not reclassified amounts out of accumulated other comprehensive income; as such, no additional information is presented for the three and six months ended June 30, 2013 or 2012.

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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $493.3 million and $1,572.3 million, restricted cash and investments of $12.4 million and $19.6 million, and trading securities (included in other assets) of $8.5 million and $15.8 million, in each case, at June 30, 2013 and December 31, 2012, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
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

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,398.1	$1,452.0	$1,417.2	$1,497.3
6.125% senior notes due 2013	—	—	303.3	303.0
	1,398.1	1,452.0	1,720.5	1,800.3
June 2009 Senior Notes
6.250% senior notes due 2014	—	—	998.7	1,076.4
7.250% senior notes due 2019	497.7	616.5	497.6	645.1
	497.7	616.5	1,496.3	1,721.5
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	508.9	514.5	510.9	522.4
4.125% senior notes due 2020	507.2	514.5	507.6	546.1
	1,016.1	1,029.0	1,018.5	1,068.5
May 2011 Senior Notes
3.125% senior notes due 2016	1,496.4	1,563.0	1,495.8	1,590.2

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,320.0	1,249.7	1,347.8
4.750% senior notes due 2021	1,240.8	1,335.0	1,240.3	1,425.7
2.750% senior notes due 2014	899.4	920.8	899.4	930.8
6.125% senior notes due 2041	698.4	809.9	698.4	894.6
	4,088.4	4,385.7	4,087.8	4,598.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,489.3	1,526.3	1,487.9	1,559.6
2.100% senior notes due 2015	997.3	1,016.4	996.5	1,023.7
3.900% senior notes due 2022	980.9	1,008.0	980.0	1,073.3
	3,467.5	3,550.7	3,464.4	3,656.6
Total	$11,964.2	$12,596.9	$13,283.3	$14,436.0
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

Note 3 - Changes in business
As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed on the Nasdaq. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts stock awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger.

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

The following unaudited pro forma information presents a summary of Express Scripts’ combined results of continuing operations for the six months ended June 30, 2012 as if the Merger and related financing transactions had occurred at January 1, 2012. The following pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses:

(in millions, except per share data)	Six months ended June 30, 2012
Total revenues	$55,418.3
Net income attributable to Express Scripts	277.0
Basic earnings per share from continuing operations	0.43
Diluted earnings per share from continuing operations	0.42
Pro forma net income for the six months ended June 30, 2012 includes total non-recurring amounts of $721.6 million related to estimated severance payments, accelerated stock-based compensation and transaction and integration costs incurred in connection with the Merger.
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

Express Scripts finalized the purchase price allocation and push down accounting as of March 31, 2013. The following table summarizes Express Scripts’ estimates of the fair values of the assets acquired and liabilities assumed in the Merger:

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

Note 4 - Dispositions

Sale of CYC. In the third quarter of 2012, we completed the sale of our ConnectYourCare (“CYC”) line of business, which was included within our Other Business Operations segment. During the first quarter of 2013, certain working capital balances were settled, resulting in a $3.5 million gain. The gain is included in the SG&A line item in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 2013.
Sale of Liberty. In the fourth quarter of 2012, we completed the sale of our PolyMedica Corporation (“Liberty”) line of business, which was included within our Other Business Operations segment. Liberty sells diabetes testing supplies and is located in Port St. Lucie, Florida. Immediately following the time Liberty became independently owned and operated, Express Scripts and Liberty entered into an arms-length agreement whereby Express Scripts will work as a back-end pharmacy supplier for portions of the Liberty business for a minimum of two years. As such, the Company expects continued revenue (and resulting cash flows) associated with Liberty, which precludes classification of this business as a discontinued operation.
Sale of EAV. In the fourth quarter of 2012, we completed the sale of our Europa Apotheek Venlo B.V. (“EAV”) line of business, which primarily provided home delivery pharmacy services in Germany. Prior to being classified as a discontinued operation, EAV was included within our Other Business Operations segment.
Discontinued Operations of Europe and portions of UBC. During the fourth quarter of 2012, we determined that certain portions of the business within United BioSource Corporation (“UBC”), which is located in Chevy Chase, Maryland, and our operations in Europe (“European Operations”), which were included within our Other Business Operations segment, were not core to our future operations and committed to a plan to dispose of these businesses. As a result, these businesses were classified as discontinued operations as of December 31, 2012. UBC is a global medical and scientific affairs organization that partners with life science companies to develop and commercialize their products. The portions of UBC held for sale include specialty services for pre-market trials; health economics, outcomes research, data analytics and market access services; and technology solutions and publications for biopharmaceutical companies. Our European Operations primarily consist of retail network pharmacy management services. It is expected that our European Operations will be disposed of in 2013.

On June 7, 2013, we completed the sale of the portion of our UBC business which primarily provided technology solutions and publications for biopharmaceutical companies. During the second quarter of 2013, we recognized a gain on the sale of this business which totaled $18.3 million. The gain on this portion of UBC is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the three and six months ended June 30, 2013. See Note 13 - Subsequent events for discussion of the sale of the remaining portions of our UBC business included within discontinued operations subsequent to quarter end.
The results of selected operations of UBC, as defined above, and our European Operations are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance. As such, results of operations for the three and six months ended June 30, 2012 have been adjusted to reflect these operations as discontinued. As the discontinued operations were acquired through the Merger, results of operations for the three months ended March 31, 2012 do not include these operations in our accompanying unaudited consolidated statement of operations. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows. Finally, assets and liabilities of these businesses held as of June 30, 2013 and December 31, 2012 were segregated in our accompanying unaudited consolidated balance sheet as of June 30, 2013 and consolidated balance sheet as of December 31, 2012. The major components of assets and liabilities of these discontinued operations are as follows:

(in millions)	June 30, 2013	December 31, 2012
Current assets	$137.8	$198.0
Goodwill	66.4	88.5
Other intangible assets, net	105.2	157.4
Other assets	16.8	19.8
Total assets	$326.2	$463.7

Current liabilities	$120.9	$143.4
Deferred Taxes	38.7	32.6
Other liabilities	3.1	3.7
Total liabilities	$162.7	$179.7

Certain information with respect to the discontinued operations, as defined above, for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Revenues	$129.4	$187.9	$251.7	$187.9
Operating income (loss)	1.8	(0.3)	1.1	(0.3)
Income tax expense (benefit) from discontinued operations	17.1	(0.7)	17.6	(0.7)
Net loss from discontinued operations, net of tax	(15.3)	(0.4)	(16.5)	(0.4)

Note 5 - Goodwill and other intangible assets
The following is a summary of our goodwill and other intangible assets for our two reportable segments: PBM and Other Business Operations.

	June 30, 2013			December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM(1)	$29,355.2	$(107.4)	$29,247.8	$29,369.8	$(107.4)	$29,262.4
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,452.6	$(107.4)	$29,345.2	$29,467.2	$(107.4)	$29,359.8
Other intangible assets
PBM
Customer contracts	$17,672.3	$(3,021.4)	$14,650.9	$17,672.7	$(2,038.3)	$15,634.4
Trade names	226.6	(27.9)	198.7	226.6	(16.7)	209.9
Miscellaneous(2)	111.6	(37.6)	74.0	121.6	(34.9)	86.7
	18,010.5	(3,086.9)	14,923.6	18,020.9	(2,089.9)	15,931.0
Other Business Operations
Customer relationships(3)	127.3	(60.8)	66.5	138.5	(63.2)	75.3
Trade names	35.7	(4.5)	31.2	34.7	(3.1)	31.6
	163.0	(65.3)	97.7	173.2	(66.3)	106.9
Total other intangible assets	$18,173.5	$(3,152.2)	$15,021.3	$18,194.1	$(2,156.2)	$16,037.9

(1)
Goodwill associated with the Merger has been adjusted due to refinement of purchase price valuation assumptions. Goodwill has been reduced by $12.7 million due to finalization of the purchase price allocation during the first quarter of 2013.

(2)
Balances as of June 30, 2013 include a decrease of $10.0 million to both gross miscellaneous assets and related accumulated amortization following the write-off of deferred financing fees related to the early repayment and the redemption of senior notes. See Note 7 - Financing for additional information.

(3)
As of June 30, 2013, gross customer relationships and related accumulated amortization reflect a decrease of $11.2 million. These balances reflect amounts previously written off and have no net impact on the net other intangible assets balance.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $509.9 million and $521.0 million for the three months ended June 30, 2013 and 2012, respectively, and $1,017.5 million and $577.8 million for the six months ended June 30, 2013 and 2012, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended June 30, 2013 and 2012 and $57.0 million for the six months ended June 30, 2013 and 2012. The aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $2,039.8 million for 2013, $1,766.4 million for 2014, $1,746.0 million for 2015, $1,738.2 million for 2016 and $1,320.7 million for 2017. The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 2 to 30 years for other intangible assets.
A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2012	$29,262.4	$97.4	$29,359.8
Purchase price allocation adjustment(1)	(12.7)	—	(12.7)
Foreign currency translation and other	(1.9)	—	(1.9)
Balance at June 30, 2013	$29,247.8	$97.4	$29,345.2

(1)	Goodwill associated with the Merger has been adjusted due to refinement of purchase price valuation assumptions.

Note 6 - Earnings per share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for all periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013(1)	2012	2013(1)	2012
Weighted average number of common shares outstanding during the period—Basic	815.2	807.8	816.9	646.6
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	13.2	16.1	13.6	16.6
Weighted average number of common shares outstanding during the period—Diluted(2)	828.4	823.9	830.5	663.2

(1)
The increase in the weighted average number of common shares outstanding for the three and six months ended June 30, 2013 used for both Basic and Diluted EPS resulted primarily from the issuance of 318.0 million shares in connection with the Merger, partially offset by the repurchase of 8.2 million and 13.3 million treasury shares during the three and six months ended June 30, 2013, respectively.

(2)
Excludes awards of 3.3 million and 14.2 million for the three months ended June 30, 2013 and 2012, respectively, and 4.2 million and 14.6 million for the six months ended June 30, 2013 and 2012, respectively. These were excluded because their effect was anti-dilutive.

Note 7 - Financing
The Company’s debt, net of unamortized discounts and premiums, consists of:

(in millions)	June 30, 2013	December 31, 2012
Long-term debt:
March 2008 Senior Notes (acquired)
7.125% senior notes due 2018	$1,398.1	$1,417.2
6.125% senior notes due 2013	—	303.3
	1,398.1	1,720.5
June 2009 Senior Notes
6.250% senior notes due 2014	—	998.7
7.250% senior notes due 2019	497.7	497.6
	497.7	1,496.3
September 2010 Senior Notes (acquired)
2.750% senior notes due 2015	508.9	510.9
4.125% senior notes due 2020	507.2	507.6
	1,016.1	1,018.5
May 2011 Senior Notes
3.125% senior notes due 2016	1,496.4	1,495.8

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,249.7
4.750% senior notes due 2021	1,240.8	1,240.3
2.750% senior notes due 2014	899.4	899.4
6.125% senior notes due 2041	698.4	698.4
	4,088.4	4,087.8
February 2012 Senior Notes
2.650% senior notes due 2017	1,489.3	1,487.9
2.100% senior notes due 2015	997.3	996.5
3.900% senior notes due 2022	980.9	980.0
	3,467.5	3,464.4
Term facility due August 29, 2016 with an average interest rate of 1.95% at June 30, 2013 and 1.96% at December 31, 2012	2,315.8	2,631.6
Other	0.1	0.1
Total debt	14,280.1	15,915.0
Less: Current maturities of long-term debt	631.6	934.9
Total long-term debt	$13,648.5	$14,980.1
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger (as discussed in Note 3 - Changes in business), to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of June 30, 2013, no balance was outstanding under the revolving facility. The Company makes quarterly principal payments on the term facility. As of June 30, 2013, $631.6 million of this facility is considered current maturities of long-term debt.

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

SENIOR NOTES
On March 29, 2013, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to the notes being redeemed, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments related to the redemption of these notes were $1.1 billion, which included $68.5 million of redemption costs and write-off of deferred financing fees which are reflected within the “Interest expense and other” line item of the unaudited consolidated statement of operations for the six months ended June 30, 2013.
On March 18, 2013, $300.0 million aggregate principal amount of 6.125% senior notes due 2013, issued by Medco, matured and were redeemed.
COVENANTS
Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At June 30, 2013, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).

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
During the three and six months ended June 30, 2013, we repurchased 8.2 million and 13.3 million shares for $501.0 million and $801.0 million, respectively. Repurchases during the second quarter included 1.2 million shares of common stock for an aggregate purchase price of $68.4 million that were held on behalf of participants who acquired such shares upon the consummation of the Merger as a result of conversion of Medco shares previously held in Medco’s 401(k) plan. As previously announced, the Express Scripts 401(k) Plan no longer offers an investment fund option consisting solely of shares of Express Scripts common stock, and previously held shares were to be sold on or about the first anniversary of the Merger. This repurchase is not considered part of the 2013 Share Repurchase Program. The remaining shares repurchased throughout 2013 were purchased as part of the 2013 Share Repurchase Program. As of June 30, 2013, there were 62.9 million shares remaining under the 2013 Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash.

Note 9 - Stock-based compensation plans
In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011 and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards and other types of awards. Subsequent to the effective date of the 2011 LTIP, no additional awards have been or will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee.
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
Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units and performance share awards. Subsequent to the Merger, all awards are settled by issuance of new shares. During the six months ended June 30, 2013, we granted 3.3 million stock options with a weighted average fair market value of $17.16. The SSRs and stock options granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.
The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life of option	4-5 years	3-5 years	4-5 years	2-5 years
Risk-free interest rate	0.6%-1.1%	0.4%-0.8%	0.6%-1.1%	0.3%-0.9%
Expected volatility of stock	28%-36%	29%-38%	28%-37%	29%-38%
Expected dividend yield	None	None	None	None
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
During the six months ended June 30, 2013, we granted to certain officers and employees approximately 1.1 million restricted stock units and performance shares with a weighted average fair market value of $58.24. Restricted stock units and performance shares granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan vest over three years. Restricted stock units granted under the 2011 LTIP and the 2002 Stock Incentive Plan subsequent to the Merger vest on a graded schedule. Performance shares, as well as Medco’s restricted stock units granted under the 2002 Stock Incentive Plan prior to the Merger, cliff vest at the end of the vesting period. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, performance shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics. During the six months ended June 30, 2013, approximately 0.1 million additional performance shares were granted to certain officers for achieving certain performance metrics.

We recognized stock-based compensation expense of $39.8 million and $230.0 million in the three months ended June 30, 2013 and 2012, respectively, and $87.0 million and $246.2 million in the six months ended June 30, 2013 and 2012, respectively. The decrease in pre-tax compensation expense for the 2013 periods resulted from awards converted in connection with the Merger in the second quarter of 2012. Unamortized stock-based compensation as of June 30, 2013 was $85.2 million for stock options and SSRs and $99.5 million for restricted stock units and performance shares.

Note 10 - Commitments and contingencies
In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for any such accruals for the six months ended June 30, 2013 or 2012.
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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations, for the three and six months ended June 30, 2013 and 2012.

(in millions)	PBM	Other Business Operations	Total
For the three months ended June 30, 2013
Product revenues:
Network revenues(1)	$16,273.7	$—	$16,273.7
Home delivery and specialty revenues(2)	9,318.4	—	9,318.4
Other revenues	—	503.5	503.5
Service revenues	277.1	52.3	329.4
Total revenues	25,869.2	555.8	26,425.0
Depreciation and amortization expense	602.8	6.8	609.6
Operating income	981.3	9.0	990.3
Equity income from joint venture			7.0
Interest income			1.1
Interest expense and other			(127.6)
Income before income taxes			870.8
Capital expenditures	85.9	0.2	86.1
For the three months ended June 30, 2012
Product revenues:
Network revenues(1)	$16,834.8	$—	$16,834.8
Home delivery and specialty revenues(2)	9,791.6	—	9,791.6
Other revenues	—	585.8	585.8
Service revenues	239.8	52.6	292.4
Total revenues	26,866.2	638.4	27,504.6
Depreciation and amortization expense	582.1	12.5	594.6
Operating income (loss)	505.2	(5.8)	499.4
Equity income from joint venture			4.3
Interest income			2.3
Interest expense and other			(174.4)
Income before income taxes			331.6
Capital expenditures	42.1	3.1	45.2
For the six months ended June 30, 2013
Product revenues:
Network revenues(1)	$32,371.5	$—	$32,371.5
Home delivery and specialty revenues(2)	18,544.6	—	18,544.6
Other revenues	—	955.3	955.3
Service revenues	512.8	103.8	616.6
Total revenues	51,428.9	1,059.1	52,488.0
Depreciation and amortization expense	1,196.6	13.6	1,210.2
Operating income	1,807.8	24.4	1,832.2
Equity income from joint venture			16.8
Interest income			2.7
Interest expense and other			(343.0)
Income before income taxes			1,508.7
Capital expenditures	192.6	2.4	195.0

(in millions)	PBM	Other Business Operations	Total
For the six months ended June 30, 2012
Product revenues:
Network revenues(1)	$24,518.6	$—	$24,518.6
Home delivery and specialty revenues(2)	13,772.3	—	13,772.3
Other revenues	—	957.4	957.4
Service revenues	329.9	59.0	388.9
Total revenues	38,620.8	1,016.4	39,637.2
Depreciation and amortization expense	645.2	14.4	659.6
Operating income (loss)	1,068.8	(2.5)	1,066.3
Equity income from joint venture			4.3
Interest income			4.6
Interest expense and other			(306.4)
Income before income taxes			768.8
Capital expenditures	59.4	4.5	63.9

(1)
Includes retail pharmacy co-payments of $3,204.3 million and $3,519.1 million for the three months ended June 30, 2013 and 2012, respectively, and $6,878.7 million and $5,015.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents balance sheet information about our reportable segments, including the discontinued operations of our businesses within UBC held for sale and our European Operations:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of June 30, 2013
Total assets	$53,333.6	$921.7	$326.2	$54,581.5
Investment in equity method investees	$23.1	$—	$—	$23.1

As of December 31, 2012
Total assets	$54,626.3	$3,021.2	$463.7	$58,111.2
Investment in equity method investees	$11.9	$—	$—	$11.9
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain fertility and specialty drugs. Other Business Operations product revenues consist of specialty distribution activities and development of scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty distribution services. Other Business Operations service revenues include revenues related to data analytics and research associated with our UBC business as well as from healthcare card administration from the period January 1, 2012 through September 14, 2012, the date of disposal of CYC.
The top five clients in the aggregate represent 32.5% and 36.1% of our consolidated revenue for the three and six months ended June 30, 2013, respectively. None of these clients on an individual basis exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2013.

Revenues earned by our continuing operations international businesses totaled $17.2 million and $23.6 million for the three months ended June 30, 2013 and 2012, respectively, and $35.6 million and $39.8 million for the six months ended June 30, 2013 and 2012, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $48.1 million and $32.6 million as of June 30, 2013 and December 31, 2012, respectively. All other continuing operations long-lived assets are domiciled in the United States.

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
In December 2012 we sold both our Liberty and EAV subsidiaries. In addition, during the fourth quarter of 2012, we determined that our European Operations and portions of UBC would meet the criteria of discontinued operations. In June 2013 we sold the portion of our UBC business which primarily provided technology solutions and publications to biopharmaceutical companies. Consequently, the operations of EAV, our European Operations, the international operations of UBC classified as discontinued and the portion of our UBC business sold in June 2013 are included as discontinued operations of the non-guarantors as of and for the three and six months ended June 30, 2013 and 2012 (through their respective dates of sale, as applicable), and as of December 31, 2012. The domestic operations of UBC classified as discontinued operations are included as discontinued operations of the guarantors as of and for the three and six months ended June 30, 2013 and 2012, and as of December 31, 2012. Results for the three and six months ended June 30, 2012 include the operations of Liberty, EAV, our European Operations, and UBC subsequent to the date of the Merger, April 2, 2012 (revised to reflect the operations as discontinued operations as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date and also includes certain retrospective revisions to conform prior periods to current period presentation (discussed and presented in further detail below). The condensed consolidating financial information is presented separately for:

(i)	Express Scripts (the Parent Company), the issuer of certain guaranteed obligations;

(ii)	ESI, guarantor, the issuer of additional guaranteed obligations;

(iii)	Medco, guarantor, the issuer of additional guaranteed obligations;

(iv)	Guarantor subsidiaries, on a combined basis (but excluding ESI and Medco), as specified in the indentures related to Express Scripts’, ESI’s and Medco’s obligations under the notes;

(v)	Non-guarantor subsidiaries, on a combined basis;

(vi)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Express Scripts, ESI, Medco, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vii)	Express Scripts and its subsidiaries on a consolidated basis.
Certain amounts from prior periods have been reclassified to conform to current period presentation:

(i)
With respect to the condensed consolidating statement of operations for the three and six months ended June 30, 2012, amounts related to net income attributable to non-controlling interest have been reclassified from the “Operating expenses” line item to the “Net income attributable to non-controlling interest” line item as follows:

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
(in millions)	Non-Guarantors	Consolidated	Non-Guarantors	Consolidated
Operating Expenses	$(3.4)	$(3.4)	$(5.8)	$(5.8)
Net income attributable to non-controlling interest	$3.4	$3.4	$5.8	$5.8

(ii)
With respect to the condensed consolidating statement of cash flows for the six months ended June 30, 2012, amounts related to distributions paid to non-controlling interest have been reclassified from the “Net cash flows provided by (used in) operating activities” line item to the “Distributions paid to non-controlling interest” line item within the cash flows from financing activities section, as follows:

(in millions)	Non-Guarantors	Consolidated
Net cash flows provided by (used in) operating activities	$3.4	$3.4
Distributions paid to non-controlling interest	$(3.4)	$(3.4)

(iii)
As noted in our quarterly report on Form 10-Q for the period ending September 30, 2012, and as subsequently modified in Exhibit 99.6 to the S-4 filed November 19, 2012, with respect to the condensed consolidating statement of operations for the three and six months ended June 30, 2012, amounts related to certain intercompany revenues and operating expenses were not recorded on a gross basis within the respective columns and certain operating expenses were not appropriately allocated to the respective column. The impact of the revision is to increase revenue in the amount of $20.5 million in the Medco column and $799.3 million in the Guarantors column, offset by a decrease of $819.8 million in the Eliminations column. Additionally, operating expense is increased by $192.5 million in the Medco column, $606.8 million in the Guarantors column and $20.5 million in the Non-Guarantors column offset by decreases of $819.8 million in the Eliminations column. The impact of the revision also resulted in an increase of $97.1 million to equity in earnings of subsidiaries in the Medco column, offset in the Eliminations column.

(iv)
As noted in our quarterly report on Form 10-Q for the period ending September 30, 2012, the condensed consolidating statements of operations for the three and six months ended June 30, 2012 reflect the revision to increase operating expenses in the amount of $36.4 million, decrease the provision for taxes by $15.1 million and decrease net income by $21.3 million.

(v)
As noted in our quarterly report on Form 10-Q for the period ending September 30, 2012, with respect to condensed consolidating statement of cash flows for the six month period ended June 30, 2012, amounts related to the tax benefit of employee stock based compensation within cash flows from financing activities were not recorded in the correct column. The impact of the revision is to adjust the tax benefit of employee stock based compensation in the amount of $15.6 million, from the Express Scripts Holding Company column with an increase of $20.1 million in the Express Scripts, Inc. column and decrease of $4.5 million in the Guarantors column.

(vi)
As noted in our quarterly report on Form 10-Q for the period ending September 30, 2012, with respect to the condensed consolidating statement of cash flows for the six month period ended June 30, 2012, amounts related to net income within the cash flows from operating activities were not recorded in the correct column. The impact of the revision is to adjust cash flows from operating activities to increase the Medco column by $148.6 million and decrease the Guarantors by the same amount, with offsetting amounts to cash flows from financing activities.

(vii)
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

(in millions)	Medco Health Solutions, Inc.	Guarantors	Non-guarantors	Eliminations
Intercompany assets	$(2,040.0)	$2,000.5	$—	$39.5
Goodwill	$2,040.0	$(2,000.5)	$39.5	$—
Intercompany liabilities	$—	$—	$(39.5)	$39.5

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2013
Cash and cash equivalents	$—	$853.8	$1.2	$172.5	$314.7	$—	$1,342.2
Restricted cash and investments	—	—	1.0	—	11.4	—	12.4
Receivables, net	—	1,135.2	1,690.3	1,413.1	314.2	—	4,552.8
Other current assets	—	117.6	271.5	1,834.4	34.1	—	2,257.6
Current assets of discontinued operations	—	—	—	59.2	78.6	—	137.8
Total current assets	—	2,106.6	1,964.0	3,479.2	753.0	—	8,302.8
Property and equipment, net	—	437.8	—	1,207.1	18.7	—	1,663.6
Investments in subsidiaries	32,401.9	8,663.1	5,208.1	—	—	(46,273.1)	—
Intercompany	1,339.3	—	122.2	7,074.3	—	(8,535.8)	—
Goodwill	—	2,921.4	22,608.2	3,789.7	25.9	—	29,345.2
Other intangible assets, net	59.4	1,131.2	11,780.1	2,044.9	5.7	—	15,021.3
Other assets	—	73.2	12.3	3.9	6.4	(35.6)	60.2
Noncurrent assets of discontinued operations	—	—	—	146.0	42.4	—	188.4
Total assets	$33,800.6	$15,333.3	$41,694.9	$17,745.1	$852.1	$(54,844.5)	$54,581.5
Claims and rebates payable	$—	$2,327.6	$3,495.8	$—	$—	$—	$5,823.4
Accounts payable	—	648.7	66.7	1,844.9	79.0	—	2,639.3
Accrued expenses	62.3	200.3	289.4	742.5	108.6	—	1,403.1
Current maturities of long-term debt	631.6	—	—	—	—	—	631.6
Current liabilities of discontinued operations	—	—	—	54.8	66.1	—	120.9
Total current liabilities	693.9	3,176.6	3,851.9	2,642.2	253.7	—	10,618.3
Long-term debt	9,240.2	1,994.1	2,414.2	—	—	—	13,648.5
Intercompany	—	8,294.8	—	—	241.0	(8,535.8)	—
Deferred taxes	—	—	4,249.7	1,404.5	7.8	—	5,662.0
Other liabilities	—	176.7	468.3	103.3	21.5	(35.6)	734.2
Noncurrent liabilities of discontinued operations	—	—	—	34.6	7.2	—	41.8
Non-controlling interest	—	—	—	—	10.2	—	10.2
Express Scripts stockholders’ equity	23,866.5	1,691.1	30,710.8	13,560.5	310.7	(46,273.1)	23,866.5
Total liabilities and stockholders’ equity	$33,800.6	$15,333.3	$41,694.9	$17,745.1	$852.1	$(54,844.5)	$54,581.5

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2012
Cash and cash equivalents	$—	$2,346.6	$—	$127.7	$319.6	$—	$2,793.9
Restricted cash and investments	—	—	—	1.0	18.6	—	19.6
Receivables, net	—	1,097.8	2,330.0	1,547.8	505.0	—	5,480.6
Other current assets	—	119.2	306.6	1,818.2	20.8	—	2,264.8
Current assets of discontinued operations	—	—	—	63.6	134.4	—	198.0
Total current assets	—	3,563.6	2,636.6	3,558.3	998.4	—	10,756.9
Property and equipment, net	—	305.7	—	1,309.4	19.2	—	1,634.3
Investments in subsidiaries	31,375.6	8,292.7	5,121.0	—	—	(44,789.3)	—
Intercompany	2,189.0	—	926.8	6,127.2	—	(9,243.0)	—
Goodwill	—	2,921.4	22,621.5	3,789.7	27.2	—	29,359.8
Other intangible assets, net	67.1	1,192.4	12,609.4	2,153.6	15.4	—	16,037.9
Other assets	—	57.4	14.4	6.4	4.7	(26.3)	56.6
Noncurrent assets of discontinued operations	—	—	—	211.2	54.5	—	265.7
Total assets	$33,631.7	$16,333.2	$43,929.7	$17,155.8	$1,119.4	$(54,058.6)	$58,111.2
Claims and rebates payable	$—	$2,554.1	$4,885.9	$—	$—	$—	$7,440.0
Accounts payable	—	477.5	—	2,294.7	136.9	—	2,909.1
Accrued expenses	62.9	428.3	327.8	609.1	201.9	—	1,630.0
Current maturities of long-term debt	631.6	0.1	303.2	—	—	—	934.9
Current liabilities of discontinued operations	—	—	—	65.4	78.0	—	143.4
Total current liabilities	694.5	3,460.0	5,516.9	2,969.2	416.8	—	13,057.4
Long-term debt	9,552.2	2,992.1	2,435.8	—	—	—	14,980.1
Intercompany	—	8,764.5	—	—	478.5	(9,243.0)	—
Deferred taxes	—	—	5,074.7	874.1	—	—	5,948.8
Other liabilities	—	158.7	484.6	73.1	2.8	(26.3)	692.9
Noncurrent liabilities of discontinued operations	—	—	—	24.5	11.8	—	36.3
Non-controlling interest	—	—	—	—	10.7	—	10.7
Express Scripts stockholders’ equity	23,385.0	957.9	30,417.7	13,214.9	198.8	(44,789.3)	23,385.0
Total liabilities and stockholders’ equity	$33,631.7	$16,333.2	$43,929.7	$17,155.8	$1,119.4	$(54,058.6)	$58,111.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2013
Revenues	$—	$7,274.2	$13,746.6	$5,981.0	$488.2	$(1,065.0)	$26,425.0
Operating expenses	—	6,837.2	13,573.8	5,694.0	394.7	(1,065.0)	25,434.7
Operating income	—	437.0	172.8	287.0	93.5	—	990.3
Other (expense) income, net	(86.5)	(16.5)	(14.6)	0.8	(2.7)	—	(119.5)
Income (loss) before income taxes	(86.5)	420.5	158.2	287.8	90.8	—	870.8
Provision (benefit) for income taxes	(31.7)	161.0	61.4	109.3	5.0	—	305.0
Net income (loss) from continuing operations	(54.8)	259.5	96.8	178.5	85.8	—	565.8
Net income (loss) from discontinued operations, net of tax	—	—	—	2.2	(17.5)	—	(15.3)
Equity in earnings of subsidiaries	597.8	193.8	47.7	—	—	(839.3)	—
Net income	$543.0	$453.3	$144.5	$180.7	$68.3	$(839.3)	$550.5
Less: Net income attributable to non-controlling interest	—	—	—	—	7.5	—	7.5
Net income attributable to Express Scripts	543.0	453.3	144.5	180.7	60.8	(839.3)	543.0
Other comprehensive loss	(3.9)	(3.9)	—	—	(3.9)	7.8	(3.9)
Comprehensive income attributable to Express Scripts	$539.1	$449.4	$144.5	$180.7	$56.9	$(831.5)	$539.1

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2012
Revenues	$—	$7,515.6	$14,504.9	$5,974.2	$329.7	$(819.8)	$27,504.6
Operating expenses	—	7,218.4	14,631.8	5,705.5	269.3	(819.8)	27,005.2
Operating income (loss)	—	297.2	(126.9)	268.7	60.4	—	499.4
Other (expense) income, net	(96.1)	(49.3)	(20.1)	1.1	(3.4)	—	(167.8)
Income (loss) before income taxes	(96.1)	247.9	(147.0)	269.8	57.0	—	331.6
Provision (benefit) for income taxes	(33.0)	143.7	(56.3)	117.4	6.4	—	178.2
Net income (loss) from continuing operations	(63.1)	104.2	(90.7)	152.4	50.6	—	153.4
Net income (loss) from discontinued operations, net of tax	—	—	—	3.2	(3.6)	—	(0.4)
Equity in earnings of subsidiaries	212.7	143.8	55.4	—	—	(411.9)	—
Net income (loss)	149.6	248.0	(35.3)	155.6	47.0	(411.9)	153.0
Less: Net income attributable to non-controlling interest	—	—	—	—	3.4	—	3.4
Net income (loss) attributable to Express Scripts	149.6	248.0	(35.3)	155.6	43.6	(411.9)	149.6
Other comprehensive loss	(10.5)	(2.3)	(8.2)	—	(10.5)	21.0	(10.5)
Comprehensive income (loss) attributable to Express Scripts	$139.1	$245.7	$(43.5)	$155.6	$33.1	$(390.9)	$139.1

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2013
Revenues	$—	$14,253.6	$27,785.5	$11,422.6	$586.1	$(1,559.8)	$52,488.0
Operating expenses	—	13,500.3	27,422.6	10,855.5	437.2	(1,559.8)	50,655.8
Operating income	—	753.3	362.9	567.1	148.9	—	1,832.2
Other (expense) income, net	(173.5)	(117.0)	(29.8)	2.1	(5.3)	—	(323.5)
Income (loss) before income taxes	(173.5)	636.3	333.1	569.2	143.6	—	1,508.7
Provision (benefit) for income taxes	(63.2)	273.5	127.1	219.8	6.4	—	563.6
Net income (loss) from continuing operations	(110.3)	362.8	206.0	349.4	137.2	—	945.1
Net income (loss) from discontinued operations, net of tax	—	—	—	3.0	(19.5)	—	(16.5)
Equity in earnings of subsidiaries	1,026.3	370.4	87.1	—	—	(1,483.8)	—
Net income	916.0	733.2	293.1	352.4	117.7	(1,483.8)	928.6
Less: Net income attributable to non-controlling interest	—	—	—	—	12.6	—	12.6
Net income attributable to Express Scripts	916.0	733.2	293.1	352.4	105.1	(1,483.8)	916.0
Other comprehensive loss	(6.0)	(6.0)	—	—	(6.0)	12.0	(6.0)
Comprehensive income attributable to Express Scripts	$910.0	$727.2	$293.1	$352.4	$99.1	$(1,471.8)	$910.0

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2012
Revenues	$—	$15,078.0	$14,504.9	$10,458.8	$415.3	$(819.8)	$39,637.2
Operating expenses	—	14,438.1	14,631.8	9,998.1	322.7	(819.8)	38,570.9
Operating income (loss)	—	639.9	(126.9)	460.7	92.6	—	1,066.3
Other expense, net	(155.9)	(117.5)	(20.1)	—	(4.0)	—	(297.5)
Income (loss) before income taxes	(155.9)	522.4	(147.0)	460.7	88.6	—	768.8
Provision (benefit) for income taxes	(56.2)	250.1	(56.3)	197.9	9.7	—	345.2
Net income (loss) from continuing operations	(99.7)	272.3	(90.7)	262.8	78.9	—	423.6
Net income (loss) from discontinued operations, net of tax	—	—	—	3.2	(3.6)	—	(0.4)
Equity in earnings of subsidiaries	517.1	280.1	55.4	—	—	(852.6)	—
Net income (loss)	417.4	552.4	(35.3)	266.0	75.3	(852.6)	423.2
Less: Net income attributable to non-controlling interest	—	—	—	—	5.8	—	5.8
Net income (loss) attributable to Express Scripts	417.4	552.4	(35.3)	266.0	69.5	(852.6)	417.4
Other comprehensive loss	(8.9)	(0.7)	(8.2)	—	(8.9)	17.8	(8.9)
Comprehensive income (loss) attributable to Express Scripts	$408.5	$551.7	$(43.5)	$266.0	$60.6	$(834.8)	$408.5

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2013
Net cash flows provided by (used in) operating activities	$(99.3)	$212.6	$29.0	$451.5	$195.6	$(6.9)	$782.5
Cash flows from investing activities:
Purchases of property and equipment	—	(185.7)	—	(5.1)	(4.2)	—	(195.0)
Proceeds from sale of business	—	1.8	—	76.1	—	—	77.9
Other	—	(11.6)	—	—	12.9	—	1.3
Net cash (used in) provided by investing activities - continuing operations	—	(195.5)	—	71.0	8.7	—	(115.8)
Net cash used in investing activities - discontinued operations	—	—	—	(0.5)	(1.5)	—	(2.0)
Net cash (used in) provided by investing activities	—	(195.5)	—	70.5	7.2	—	(117.8)
Cash flows from financing activities:
Repayment of long term debt	(315.8)	(1,000.0)	(300.0)	—	—	—	(1,615.8)
Treasury stock acquired	(801.0)	—	—	—	—	—	(801.0)
Net proceeds from employee stock plans	271.0	—	—	—	—	—	271.0
Excess tax benefit relating to employee stock compensation	—	9.6	5.2	—	—	—	14.8
Distributions paid to non-controlling interest	—	—	—	—	(13.4)	—	(13.4)
Other	—	—	—	(6.3)	12.6	—	6.3
Net intercompany transactions	945.1	(519.5)	267.0	(470.9)	(221.7)	—	—
Net cash (used in) provided by financing activities - continuing operations	99.3	(1,509.9)	(27.8)	(477.2)	(222.5)	—	(2,138.1)
Net cash used in financing activities - discontinued operations	—	—	—	—	(6.9)	6.9	—
Net cash (used in) provided by financing activities	99.3	(1,509.9)	(27.8)	(477.2)	(229.4)	6.9	(2,138.1)
Effect of foreign currency translation adjustment	—	—	—	—	(5.2)	—	(5.2)
Less: cash decrease attributable to discontinued operations	—	—	—	—	26.9	—	26.9
Net (decrease) increase in cash and cash equivalents	—	(1,492.8)	1.2	44.8	(4.9)	—	(1,451.7)
Cash and cash equivalents at beginning of period	—	2,346.6	—	127.7	319.6	—	2,793.9
Cash and cash equivalents at end of period	$—	$853.8	$1.2	$172.5	$314.7	$—	$1,342.2

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2012
Net cash flows provided by (used in) operating activities	$(31.9)	$361.5	$662.9	$64.5	$202.6	$—	$1,259.6
Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,283.6)	—	—	—	(42.8)	—	(10,326.4)
Purchases of property and equipment	—	(29.9)	—	(30.3)	(3.7)	—	(63.9)
Other	—	—	—	(0.2)	(11.0)	—	(11.2)
Net cash used in investing activities - continuing operations	(10,283.6)	(29.9)	—	(30.5)	(57.5)	—	(10,401.5)
Acquisitions, cash acquired - discontinued operations	—	—	—	—	42.8	—	42.8
Net cash used in investing activities - discontinued operations	—	—	—	(1.5)	(1.2)	—	(2.7)
Net cash used in investing activities	(10,283.6)	(29.9)	—	(32.0)	(15.9)	—	(10,361.4)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	7,353.6	—	—	—	—	—	7,353.6
Repayment of long term debt	—	(1,000.1)	(1,500.0)	—	—	—	(2,500.1)
Proceeds (repayment) of revolving credit line, net	400.0	—	(1,000.0)	—	—	—	(600.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	—	600.0
Excess tax benefit (expense) relating to employee stock compensation	—	20.1	—	(4.5)	—	—	15.6
Net proceeds from employee stock plans	110.3	—	30.8	—	—	—	141.1
Distributions paid to non-controlling interest	—	—	—	—	(3.4)	—	(3.4)
Other	(52.4)	(50.8)	—	—	—	—	(103.2)
Net intercompany transactions	2,504.0	(3,835.2)	1,806.3	26.0	(501.1)	—	—
Net cash provided by (used in) financing activities - continuing operations	10,315.5	(4,866.0)	(662.9)	21.5	95.5	—	4,903.6
Net cash used in financing activities - discontinued operations	—	—	—	—	(1.7)	—	(1.7)
Net cash provided by (used in) financing activities	10,315.5	(4,866.0)	(662.9)	21.5	93.8	—	4,901.9
Effect of foreign currency translation adjustment	—	—	—	—	(0.2)	—	(0.2)
Less: cash increase attributable to discontinued operations	—	—	—	—	(40.9)	—	(40.9)
Net (decrease) increase in cash and cash equivalents	—	(4,534.4)	—	54.0	239.4	—	(4,241.0)
Cash and cash equivalents at beginning of period	—	5,522.2	—	5.4	92.5	—	5,620.1
Cash and cash equivalents at end of period	$—	$987.8	$—	$59.4	$331.9	$—	$1,379.1

Note 13 - Subsequent events
On July 1, 2013, we completed the sale of the portion of our UBC business related to providing health economics, outcomes research, data analytics and market access services. This business represents a portion of UBC classified as discontinued operations as of June 30, 2013. It is estimated that a pre-tax gain of $10.2 million will be recognized in connection with the sale of this business. See Note 4 - Dispositions for further discussion regarding the operations of UBC.
On July 12, 2013, we entered into an agreement for the sale of the portion of our UBC business related to specialty services for pre-market trials. This business represents a portion of UBC classified as discontinued operations as of June 30, 2013. The sale of the business is expected to close during the third quarter of 2013. See Note 4 - Dispositions for further discussion regarding the operations of UBC.

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
As the largest full-service pharmacy benefit management (“PBM”) company in the United States, we provide healthcare management and administration services on behalf of our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty and fertility home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patients’ homes and physicians’ offices, bio-pharma services and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.
Through our Other Business Operations segment, we distribute pharmaceuticals and medical supplies to providers and clinics, as well as provide scientific evidence to guide the safe, effective and affordable use of medicines.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.8% and 98.7% of revenues for the three months ended June 30, 2013 and 2012, respectively, and 98.8% and 98.9% of revenues for the six months ended June 30, 2013 and 2012, respectively.

MERGER TRANSACTION
As a result of the Merger on April 2, 2012, Medco and ESI each became wholly owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the Nasdaq. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
Our results in the first half of 2013 compared to prior periods continue to be driven by the addition of Medco to our book of business on April 2, 2012. The Merger impacted all components of our financial statements, including our revenues, expenses and profits, the consolidated balance sheet, as well as claims volumes. Our results reflect the ability to successfully achieve synergies following the Merger. Our results also reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We also benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (80.7% for the six months ended June 30, 2013 compared to 77.4% in the same period of 2012). In addition, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
We anticipate that the ongoing business climate and macroeconomic environment may adversely affect our near-term results in future quarters, including lower membership and utilization resulting from in-group attrition at the client level and continued low utilization rates generally. We will also face challenges due to various marketplace forces which affect pricing and plan structures, as well as increasing client demands and expectations. However, we expect that the ongoing positive trends in our business, including lower drug purchasing costs, increased generic usage and greater productivity associated with the Merger, will continue to offset these negative factors, allowing us to continue to generate growth and improvements in our results of operations in the future, although such negative factors will temper our growth rate over the near term. As a result of the transition of UnitedHealthcare Group claims and variability of other contractual revenue streams, quarterly performance trends may vary from historical periods. As expected, revenue related to a large client was realized in the second quarter of 2013 due to the structure of the contract. The Company anticipates this pattern of earnings to continue for the foreseeable future.

As the regulatory environment evolves, we plan to continue to make investments designed to keep us ahead of the competition. These projects include preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013.

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

RESULTS OF OPERATIONS
PBM OPERATING INCOME
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes the continuing operations portion of United BioSource Corporation (“UBC”) and our Specialty Distribution operations.
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
In September 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. These costs should have been accrued as of June 30, 2012. In accordance with Staff Accounting Bulletin No. 99, the Company assessed the materiality of the error and concluded that the error was not material to our financial statements for the three and six months ended June 30, 2012, but that the June 30, 2012 financial statements would be revised. The Company has revised these financial statements to include the transaction expenses, which are reported within the Selling, general and administrative (“SG&A”) line item of the accompanying financial statements for the three and six months ended June 30, 2012. The result of this adjustment revises SG&A, Operating income, Net income, and basic and diluted earnings per share for the three and six months ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Product revenues
Network revenues(1)	$16,273.7	$16,834.8	$32,371.5	$24,518.6
Home delivery and specialty revenues(2)	9,318.4	9,791.6	18,544.6	13,772.3
Service revenues	277.1	239.8	512.8	329.9
Total PBM revenues	25,869.2	26,866.2	51,428.9	38,620.8
Cost of PBM revenues(1)	23,784.1	24,856.9	47,410.4	35,792.4
PBM gross profit	2,085.1	2,009.3	4,018.5	2,828.4
PBM SG&A expenses	1,103.8	1,504.1	2,210.7	1,759.6
PBM operating income	$981.3	$505.2	$1,807.8	$1,068.8
Claims(3)
Network	266.2	285.6	549.0	438.6
Home delivery and specialty(2)	35.4	38.4	72.2	52.4
Total PBM claims	301.6	324.0	621.2	491.0
Total adjusted PBM claims(4)	369.4	397.4	759.4	590.2

(1)
Includes retail pharmacy co-payments of $3,204.3 million and $3,519.1 million for the three months ended June 30, 2013 and 2012, respectively, and $6,878.7 million and $5,015.7 million for the six months ended June 30, 2013 and 2012, respectively.

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
Product Revenues for the three months ended June 30, 2013: Network pharmacy revenues decreased by $561.1 million, or 3.3%, in the three months ended June 30, 2013 over the same period of 2012. The decrease relates primarily to lower claims volume reflecting the transition of UnitedHealthcare Group claims and an increase in the network generic fill rate. Our consolidated network generic fill rate increased to 81.7% of network claims in the three months ended June 30, 2013 as compared to 78.7% in the same period of 2012.

Home delivery and specialty revenues decreased $473.2 million, or 4.8%, in the three months ended June 30, 2013 from the same period in 2012. The decrease primarily relates to lower claims volume reflecting the transition of UnitedHealthcare Group claims and an increase in the home delivery generic fill rate partially offset by inflation on branded drugs. Our consolidated home delivery generic fill rate increased to 74.6% of home delivery claims in the three months ended June 30, 2013 as compared to 70.5% in the same period of 2012.
Product Revenues for the six months ended June 30, 2013: Network pharmacy revenues increased by $7,852.9 million, or 32.0%, in the six months ended June 30, 2013. Approximately $9,131.7 million of this increase relates to the acquisition of Medco and inclusion of its revenues and associated claims for the three months ended March 31, 2013. This increase is offset by lower claims volume attributable to the transition of UnitedHealthcare Group claims and an increase in the network generic fill rate. Our consolidated network generic fill rate increased to 81.5% of network claims in the six months ended June 30, 2013 as compared to 78.4% in the same period of 2012.
Home delivery and specialty revenues increased by $4,772.3 million, or 34.7%, in the six months ended June 30, 2013 from the same period in 2012. Approximately $5,216.8 million of this increase relates to the acquisition of Medco and inclusion of its revenues and associated claims for the three months ended March 31, 2013. This increase is offset by lower claims volume attributable to the transition of UnitedHealthcare Group claims and by an increase in the home delivery generic fill rate. Our consolidated home delivery generic fill rate increased to 74.3% of home delivery claims in the six months ended June 30, 2013 as compared to 69.4% in the same period of 2012.

Cost of PBM revenues decreased by $1,072.8 million, or 4.3%, in the three months ended June 30, 2013 from the same period of 2012. The decrease is primarily due to lower claims volume reflecting the transition of UnitedHealthcare Group claims and an increase in the generic fill rate partially offset by inflation on branded drugs as well as $36.6 million of transaction and integration costs for the three months ended June 30, 2013 compared to $11.9 million for the three months ended June 30, 2012.
Cost of PBM revenues increased by $11,618.0 million, or 32.5%, in the six months ended June 30, 2013 from the same period of 2012. Approximately $13,416.8 million of this increase relates to the acquisition of Medco and inclusion of its costs of revenues for the three months ended March 31, 2013. In addition, this increase is due to inflation on branded drugs as well as $81.1 million of transaction and integration costs for the six months ended June 30, 2013 compared to $11.9 million for the six months ended June 30, 2012. These increases are partially offset by lower claims volume attributable to the transition of UnitedHealthcare Group claims and an increase in the generic fill rate.
Our PBM gross profit increased by $75.8 million, or 3.8%, and $1,190.1 million, or 42.1%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012. Gross profit for the three and six months ended June 30, 2013 increased due to several factors, including the acquisition of Medco and the realization of $108.2 million of revenue in the second quarter of 2013 related to a client contract which is structured such that revenue recognition could be realized in one quarter instead of more regularly over time. Gross profit also increased as a result of better management of ingredient costs and cost savings from the increase in the generic fill rate.
SG&A for our PBM segment for the three months ended June 30, 2013 decreased by $400.3 million, or 26.6%, as compared to the same period of 2012. The decrease primarily relates to $105.3 million of transaction and integration costs for the combined Company, compared to $380.3 million for the three months ended June 30, 2012, as well as synergies realized as a result of the Merger.
SG&A for our PBM segment for the six months ended June 30, 2013 increased by $451.1 million, or 25.6% , as compared to the same period of 2012. Approximately $832.9 million of this increase related to the acquisition of Medco, due primarily to the inclusion of its SG&A and the amortization of intangible assets acquired. This increase is partially offset by $218.9 million of transaction and integration costs for the combined Company, compared to $407.0 million for the six months ended June 30, 2012, as well as synergies realized as a result of the Merger.
PBM operating income increased by $476.1 million, or 94.2%, and $739.0 million, or 69.1%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME
During 2012, we determined various businesses acquired in the Merger that were previously included within our Other Business Operations segment were no longer core to our future operations and committed to a plan to dispose of these businesses. In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying information provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Product revenues	$503.5	$585.8	$955.3	$957.4
Service revenues	52.3	52.6	103.8	59.0
Total Other Business Operations revenues	555.8	638.4	1,059.1	1,016.4
Cost of Other Business Operations revenues	523.3	560.6	993.4	925.7
Other Business Operations gross profit	32.5	77.8	65.7	90.7
Other Business Operations SG&A expenses	23.5	83.6	41.3	93.2
Other Business Operations operating income (loss)	$9.0	$(5.8)	$24.4	$(2.5)
Claims
Home delivery and specialty	—	0.3	—	0.3
Total adjusted Other Business Operations claims(1)	—	0.9	—	0.9
(1) Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

Other Business Operations Results of Operations: Other Business Operations operating income increased by $14.8 million for the three months ended June 30, 2013 from the same period of 2012. This increase is primarily due to losses incurred on businesses for the three months ended June 30, 2012 which were substantially shut down as of December 31, 2012, offset by operating income from PolyMedica Corporation (“Liberty”) for the three months ended June 30, 2012. Other Business Operations operating income increased by $26.9 million for the six months ended June 30, 2013 from the same period of 2012. This increase is primarily due to the acquisition of Medco and inclusion of its results of operations for the three months ended March 31, 2013 as well as a $3.5 million gain associated with settlement of working capital balances for ConnectYourCare (“CYC”) that was included for the six months ended June 30, 2013.

OTHER (EXPENSE) INCOME

Net other expense decreased by $48.3 million in the three months ended June 30, 2013 as compared to the same period of 2012. This decrease is primarily due to the early repayment of ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014, the redemption of Medco’s $300.0 million aggregate principal amount of 6.125% senior notes due 2013, the redemption of Medco’s $500.0 million aggregate principal amount of 7.250% senior notes due 2013 and the redemption of ESI’s $1.0 billion aggregate principal amount of 5.250% senior notes due 2012.

Net other expense increased by $26.0 million in the six months ended June 30, 2013 as compared to the same period of 2012. This increase is primarily due to $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014, senior notes acquired from Medco on April 2, 2012, and debt issued in connection with the Merger. These increases are partially offset by the repayment of debt as described above as well as undistributed gains from our joint venture of $16.8 million for the six months ended June 30, 2013 compared to $4.3 million for the six months ended June 30, 2012.

PROVISION FOR INCOME TAXES

Our effective tax rate from continuing operations decreased to 35.3% and 37.7% for the three and six months ended June 30, 2013, respectively, as compared to 54.3% and 45.2% for the same periods in 2012 due to both recurring and discrete events.

We recognized discrete benefits from continuing operations of $19.6 million and $9.0 million for the three and six months ended June 30, 2013, respectively, as compared to discrete charges of $39.6 million and $44.8 million for the same periods in 2012. Our 2013 discrete benefits primarily relate to changes in our unrecognized tax benefits and the deferred tax implications related to investments in certain foreign subsidiaries that we expect to realize in the foreseeable future. Our 2012 discrete charges primarily relate to contingencies related to prior year income tax return filings, changes in our unrecognized tax benefits and the reversal of the deferred tax asset previously established for the transaction-related costs that became nondeductible upon the consummation of the Merger.

Our discontinued operations for the six months ended June 30, 2013 reflect a discrete charge of $1.7 million.

As of June 30, 2013, the Company was evaluating the potential tax benefit related to the disposition of a business acquired in the Merger. Based on information currently available, our best estimate resulted in no amounts being recorded at June 30, 2013. However, pending the resolution of certain matters, such benefit may become realizable in the future.

Additionally, we believe that it is reasonably possible that our unrecognized tax benefits could decrease significantly within the next twelve months due to the anticipated conclusion of various examinations.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

During 2012, we determined that portions of the UBC business, operations in Europe (“European Operations”), and the Europa Apotheek Venlo B.V. (“EAV”) business were not core to our future operations and committed to a plan to dispose of these businesses. These lines of business are classified as discontinued operations. In accordance with applicable accounting guidance, the results of operations for the three and six months ended June 30, 2012 have been restated to reflect these operations as discontinued. As these businesses were acquired with the Merger, results of operations for the three months ended March 31, 2012 do not include these operations. Net loss from discontinued operations, net of tax, decreased by $14.9 million and $16.1 million for the three and six months ended June 30, 2013, respectively, from the same period of 2012. This decrease is due to charges recognized on our European Operations of $16.0 million offset by a gain of $18.3 million recognized related to the sale of a portion of our UBC business.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST

Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Increases in these amounts are primarily driven by increased profitability.

NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS

Net income attributable to Express Scripts for the three and six months ended June 30, 2013 increased $393.4 million, or 263.0%, and $498.6 million, or 119.5%, respectively, over the same periods of 2012, due to the factors described above.

Basic and diluted earnings per share increased 252.6% and 266.7%, respectively, for the three months ended June 30, 2013 over the same period of 2012. For the six months ended June 30, 2013, basic and diluted earnings per share increased 72.3% and 74.6%, respectively, over the same period of 2012. These increases are primarily due to increased operating income during 2013, partially offset by amortization of intangible assets and financing and commitment fees.
EBITDA FROM CONTINUING OPERATIONS ATTRIBUTABLE TO EXPRESS SCRIPTS
We have provided below a reconciliation of adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts(1) (2)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2013	2012	2013	2012
Net income attributable to Express Scripts	$543.0	$149.6	$916.0	$417.4
Less: Net loss from discontinued operations, net of tax	(15.3)	(0.4)	(16.5)	(0.4)
Net income from continuing operations attributable to Express Scripts	558.3	150.0	932.5	417.8
Provision for income taxes	305.0	178.2	563.6	345.2
Depreciation and amortization	609.6	594.6	1,210.2	659.6
Interest expense, net	126.5	172.1	340.3	301.8
Equity income from joint venture	(7.0)	(4.3)	(16.8)	(4.3)
EBITDA from continuing operations attributable to Express Scripts	1,592.4	1,090.6	3,029.8	1,720.1
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(3)	139.9	392.2	294.5	418.9
Adjusted EBITDA from continuing operations attributable to Express Scripts	1,732.3	1,482.8	3,324.3	2,139.0
Total adjusted claims from continuing operations	369.4	398.3	759.4	591.1
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(4)	$4.69	$3.72	$4.38	$3.62

(1)
EBITDA from continuing operations attributable to Express Scripts is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income from continuing operations plus depreciation and amortization less non-controlling interest. EBITDA from continuing operations attributable to Express Scripts is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA from continuing operations attributable to Express Scripts, however, should not be considered as an alternative to net income from continuing operations, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA from continuing operations attributable to Express Scripts may not be comparable to that used by other companies.

(2)
During 2012, we determined various businesses acquired in the Merger were no longer core to our future operations and committed to a plan to dispose of these businesses. In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying information.

(3)
As discussed in Note 1 - Summary of significant accounting policies, in September 2012, the Company identified $36.4 million of transaction expenses related to the Merger which occurred subsequent to consummation of the Merger and were inadvertently excluded in the filed Form 10-Q for the three and six months ended June 30, 2012. The transaction and integration costs for the three and six months ended June 30, 2012 included above reflect the revision to include these costs. Also note that transaction and integration costs for the three and six months ended June 30, 2013 presented above excludes $2.0 million of depreciation related to the integration of Medco which does not impact EBITDA.

(4)
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

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
For the six months ended June 30, 2013, net cash provided by continuing operations decreased $449.7 million compared to the same period of 2012 to $807.5 million. Changes in working capital resulted in a cash outflow of $1,137.2 million for the six months ended June 30, 2013 compared to a cash inflow of $52.2 million over the same period of 2012, resulting in a total change of $1,189.4 million. The working capital decrease was primarily due to the timing and receipt of claims and rebates payable and accounts receivable. This decrease was partially offset by an increase in net income from continuing operations of $505.4 million in the six months ended June 30, 2013 compared to the same period of 2012.
Net cash used in investing activities by continuing operations decreased $10,285.7 million for the six months ended June 30, 2013 over the same period of 2012. This decrease is primarily attributable to $10,326.4 million of cash outflows associated with the Merger during 2012. Capital expenditures for purchases of property and equipment increased compared to the prior period due primarily to integration-related investments. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
Net cash used in financing activities by continuing operations was $2,138.1 million for the six months ended June 30, 2013, which represents a change of $7,041.7 million compared to the same period in 2012. Outflows in 2013 were primarily due to $1,300.0 million related to the redemption of senior notes, $315.8 million of quarterly term facility payments and treasury share repurchases of $801.0 million during the six months ended June 30, 2013 compared to net outflows of $1,500.0 million related to the redemption of senior notes, outflows of $1,000.0 million related to redemption of the senior unsecured term loan, proceeds of $3,458.9 million from the issuance of senior notes and proceeds of $4,000.0 million in connection with the term facility used to fund the Merger which were received during the six months ended June 30, 2012.
The Company is a provider to State of Illinois employees. As of June 30, 2013, the Company had an outstanding receivable balance of approximately $329.2 million. The Company has not recorded a reserve against this receivable, as it is associated with a State, which continues to make payments. The Company believes that the full receivable balance will be realized.
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

CHANGES IN BUSINESS
As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of the Company and former Medco and ESI stockholders became owners of stock in Express Scripts, which is listed for trading on the Nasdaq. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger. Based on the opening price of Express Scripts’ stock on April 2, 2012, total consideration was $30.2 billion, composed of $11.3 billion in cash, $18.0 billion in common stock of the Company and $0.9 billion of replacement stock options and restricted stock units.
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
During the three and six months ended June 30, 2013, we repurchased 8.2 million and 13.3 million shares for $501.0 million and $801.0 million, respectively. Repurchases during the second quarter included 1.2 million shares of common stock for an aggregate purchase price of $68.4 million that were held on behalf of participants who acquired such shares upon the consummation of the Merger as a result of conversion of Medco shares previously held in Medco’s 401(k) plan. As previously announced, the Express Scripts 401(k) Plan no longer offers an investment fund option consisting solely of shares of Express Scripts common stock, and previously held shares were to be sold on or about the first anniversary of the Merger. This repurchase is not considered part of the 2013 Share Repurchase Program. The remaining shares repurchased throughout 2013 were purchased as part of the 2013 Share Repurchase Program. As of June 30, 2013, there were 62.9 million shares remaining under the 2013 Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash.
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger (as discussed in Note 3 - Changes in business), to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of June 30, 2013, no balance was outstanding under the revolving facility. The Company makes quarterly principal payments on the term facility. As of June 30, 2013, $631.6 million of this facility is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility.
Our bank financing agreements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants under the credit agreement exempt certain agreed upon actions taken in connection with the Merger. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At June 30, 2013, we believe we were in compliance in all material respects with all covenants associated with our debt instruments (including credit agreements and terms of our senior notes).
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
The net proceeds were used for general corporate purposes, including funding the UBC acquisition.
On June 9, 2009, ESI issued $2.5 billion of Senior Notes, including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500 million aggregate principal amount of 7.250% Senior Notes due 2019
The net proceeds were used for the acquisition of WellPoint’s NextRx PBM Business. On June 15, 2012, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 5.250% senior notes due 2012. On March 29, 2013, the Company redeemed ESI’s $1.0 billion aggregate principal amount of 6.250% senior notes due 2014. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to the notes being redeemed, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments related to the redemption of these notes was $1.1 billion, which included $68.5 million of redemption costs and write-off of deferred financing fees, are reflected within the “interest expense and other” line item of the unaudited consolidated statement of operations for the six months ended June 30, 2013 (see Note 7 - Financing for further discussion).
On March 18, 2008, Medco issued $1.5 billion of Senior Notes, including:

•	$300.0 million aggregate principal amount of 6.125% Senior Notes due 2013

•	$1.2 billion aggregate principal amount of 7.125% Senior Notes due 2018
The net proceeds were used to reduce debts under Medco’s revolving credit facility, which funded the PolyMedica Corporation and CCS Infusion Management, LLC acquisitions. On March 18, 2013, $300.0 million aggregate principal amount of 6.125% senior notes due 2013, issued by Medco, matured and were redeemed (see Note 7 - Financing for further discussion).
See Note 7 - Financing for more information on our Senior Notes borrowings.

OTHER MATTERS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the presentation of amounts reclassified out of accumulated other comprehensive income. This statement is effective for financial statements issued for annual periods beginning after December 15, 2012. Adoption of the standard impacts the presentation of certain information within the financial statements, but will not impact our financial position, results of operations or cash flows. The Company has not reclassified amounts out of accumulated other comprehensive income; and, as such, no additional information is presented for the three or six months ended June 30, 2013 or 2012.

IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2013, we had $2,315.8 million of gross obligations, or $973.6 million net of cash, which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $9.7 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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
On April 2, 2012, the Company acquired Medco Health Solutions, Inc. (“Medco”). As a result of the acquisition of Medco, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. The Company plans to transition selected billing and adjudication processes to a consolidated platform throughout 2013. As the Company further integrates the Medco business, it will continue to review the internal controls and take further steps to ensure that the internal controls are effective and integrated appropriately.
Except as described in the preceding paragraphs, during the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following developments have occurred since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, relating to proceedings involving both legacy ESI and Medco:

•
National Association of Chain Drug Stores, et al. v. Express Scripts, Inc. and Medco Health Solutions, Inc. (Case No. 2:05-mc-02025, United States District Court for the Western District of Pennsylvania). On March 29, 2012, two pharmacy trade groups and several retail pharmacies filed a lawsuit seeking a preliminary injunction to prohibit the merger between ESI and Medco. The Court held a hearing on plaintiffs' motion for preliminary injunction and ESI's motion to dismiss on April 10, 2012. On April 25, 2012, the Court denied plaintiffs' motion for preliminary injunction. On August 27, 2012, the Court granted ESI's motion to dismiss in part and denied it in part, allowing plaintiffs to re-file. On September 10, 2012, a pharmacy association, a specialty pharmacy and a pharmacy wholesaler filed an amended complaint alleging antitrust violations as a result of the merger between Express Scripts and Medco. On October 29, 2012, the Company filed a motion to dismiss Plaintiffs' amended allegations that the merger gave ESI and Medco monopsony power as purchasers of retail community pharmacy services in state markets. Plaintiffs filed opposition briefings on December 3, 2012. On June 28, 2013, the Court granted the Company's motion to dismiss and set a scheduling conference on August 12, 2013.

•
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (Cause No. 08-14201-CIV-Graham/Lynch, United States District Court for the Southern District of Florida) (filed June 9, 2008). This is an unsealed, qui tam matter that relates to Medco's former subsidiary, PolyMedica Corporation and its subsidiaries, in which the government declined to intervene. The case is proceeding as a civil lawsuit, although the government could decide to intervene at any point during the course of the litigation. The complaint alleges that the PolyMedica companies violated the False Claims Act through their accounting practices of applying invoice payments to accounts receivable. On July 21, 2010, the United States District Court for the Southern District of Florida dismissed the action without prejudice. Relators filed an amended complaint that was dismissed with prejudice on October 22, 2010. Relators appealed the dismissal of two counts of the complaint and, on February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the United States District Court for the Southern District of Florida to reinstate those two claims. On December 3, 2012, Medco sold PolyMedica and its subsidiaries, including all its assets and liabilities, to FGST Investments, Inc. On February 15, 2013, ATLS Acquisition LLC, a holding company, and its PolyMedica subsidiaries, filed for Chapter 11 bankruptcy protection in cases styled In re ATLS Acquisition, et al. (United States Bankruptcy Court, District of Delaware, Case No. 13-10262). The bankruptcy action resulted in an automatic stay of this case as it relates to PolyMedica and its subsidiaries. On May 10, 2013, the United States Bankruptcy Court for the District of Delaware entered an Order extending the automatic stay of the bankruptcy protection to include non-debtor defendants Medco, Arlene Perazella and Carl Dolan. On May 14, 2013, the United States District Court for the Southern District of Florida entered an Order acknowledging the stay, closing the case for administrative purposes pending the bankruptcy action, and denying all motions as moot. On July 15, 2013, the United States Bankruptcy Court entered an Order requiring Relators to file proofs of claim by July 24, 2013, and setting Relators' claims for a bench trial in the bankruptcy action on November 4, 2013. On July 17, 2013, Relators appealed the bankruptcy court's Order to the United States District Court for the District of Delaware and filed a motion to stay the bankruptcy court's deadlines to file proofs of claim, as well as the bench trial, pending the appeal. On July 22, 2013, Relators filed a motion to withdraw their adversary proceeding in the bankruptcy court, requesting jurisdiction be placed in the United States District Court for either the District of Delaware or the Southern District of Florida. On July 23, 2013, the United States Bankruptcy Court for the District of Delaware scheduled a hearing for Relators' motion to stay proceedings on August 2, 2013, and granted a limited stay until that hearing.

•
United States ex rel. David Morgan v. Express Scripts, Inc. and Medco Health Solutions, Inc. et al. (Case No. 05-cv-1714 (HAA) (United States District Court for the District of New Jersey). This is an unsealed qui tam matter against ESI, Medco and other defendants. The government declined to intervene against defendants and the matter was unsealed on December 21, 2012. Morgan, the qui tam relator, served the Third Amended Complaint on the Company on January 3, 2013. Morgan alleges claims under the federal False Claims Act and the false claims acts of twenty-two states. The allegations asserted deal primarily with an alleged conspiracy among other defendants to inflate the published Average Wholesale Price (“AWP”) of certain drugs. Morgan generally alleges that ESI and Medco were aware of the alleged AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the alleged AWP inflation to their government health care program customers in violation of an alleged fiduciary duty and/or in violation of alleged contractual obligations. Morgan also alleges that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment. On April 16, 2013, ESI and Medco filed a motion to dismiss the complaint arguing that Morgan failed to plead his allegations with sufficient particularity to satisfy Federal Rules of Civil Procedure 9(b) and 12(b)(6), that he lacks standing to bring independent claims for breach of contract and fiduciary duty, and that Morgan is not an original source of the allegations because there has been prior public disclosure of his allegations. Morgan's response to the motion to dismiss is due September 6, 2013.

•
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc., (United States District Court for the District of New Jersey, No. 1:12-cv-522) This qui tam case was filed under seal in January 2012, naming as defendants Medco Health Systems, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc.  In December 2012, the government declined to intervene.  The matter was unsealed shortly thereafter and served on the Company in February 2013.  The Second Amended Complaint alleges that the defendants violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo's pharmacy services.  The Second Amended Complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo's pharmacy services.  On May 17, 2013, the Company filed a motion to dismiss the Second Amended Complaint, which Greenfield opposed in briefings filed on June 17, 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended June 30, 2013 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
4/1/2013 - 4/30/2013	1.2	$58.11	—	69.9
5/1/2013 - 5/31/2013	6.1	61.54	6.1	63.8
6/1/2013 - 6/30/2013	0.9	62.48	0.9	62.9
Second Quarter 2013 Total	8.2	$61.16	7.0

The repurchases disclosed in this table were made to align Express Scripts’ 401(k) plan as well as pursuant to the share repurchase program announced on March 6, 2013 (the “2013 Share Repurchase Program”), which authorizes the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	July 29, 2013	By:	/s/ George Paz
George Paz, Chairman, President and
Chief Executive Officer

Date:	July 29, 2013	By:	/s/ Jeffrey Hall
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