Form 10-K
period 2013-12-31
Express Scripts Holding Co.
filed 2014-02-20
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, OR

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 28, 2013, was $50,173,343,223 based on 812,655,381 such shares held on such date by non-affiliates and the last sale price for the Common Stock on such date of $61.74 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2014:	776,032,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013.

EX-4.7
EX-4.18
EX-4.29
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of our forward-looking statements and associated risks in “Part I — Item 1 — Business — Forward-Looking Statements and Associated Risks” and “Part I — Item 1A — Risk Factors” in this Annual Report on Form 10-K.
PART I
THE COMPANY
Item 1 — Business
Industry Overview
Prescription drugs play a significant role in healthcare today and constitute the first line of treatment for many medical conditions. For millions of people, prescription drugs provide the hope of improved health and quality of life.
Total medical costs for employers continue to outpace the rate of overall inflation. National health expenditures as a percentage of Gross Domestic Product are expected to increase to 19.9% in 2022 from an estimated 18.0% in 2013 according to the Centers for Medicare & Medicaid Services (“CMS”). In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies work to develop innovative strategies designed to keep medications affordable.
PBM companies combine retail pharmacy claims processing, formulary management, utilization management and home delivery pharmacy services to create an integrated product offering to manage the prescription drug benefit for payors. Some PBMs also offer specialty medication services that deliver a more effective solution than many retail pharmacies in providing treatments for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs. PBMs have also broadened their service offerings to include compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.
Company Overview
On April 2, 2012, Express Scripts, Inc. (“ESI”) consummated a merger (the “Merger”) with Medco Health Solutions, Inc. (“Medco”) and both ESI and Medco became wholly-owned subsidiaries of Express Scripts Holding Company (the “Company” or “Express Scripts”). “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for all periods prior to April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
We are the largest PBM company in the United States, offering a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We help health benefit providers address access and affordability concerns resulting from rising drug costs while helping to improve healthcare outcomes. We manage the cost of the drug benefit by performing the following functions:

•	evaluating drugs for price, value and efficacy in order to assist clients in selecting a cost-effective formulary

•	leveraging purchasing volume to deliver discounts to health benefit providers

•	promoting the use of generics and low-cost brands

•	offering cost-effective home delivery pharmacy and specialty services that result in drug cost savings for plan sponsors and co-payment savings for members
We work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit chain and to improve members’ health outcomes and satisfaction.
Suboptimal prescription-related decisions by patients, caregivers and providers continue to cause adverse clinical and financial results for plan sponsors and their members. Healthier outcomes require better decisions. Express Scripts supports healthier outcomes by applying science to health decisions. Express Scripts offers a comprehensive array of solutions to support better choices in four areas: benefit choices, drug choices, pharmacy choices and health choices. Health Decision ScienceSM is the Company’s unique approach to understanding and improving the decisions that impact clinical and financial outcomes and applies principles and advanced knowledge from three key disciplines: behavioral sciences, clinical specialization and actionable data. These disciplines form a powerful combination that seeks to increase the likelihood of healthier decisions and healthier outcomes. Consumerology®, or the advanced application of the behavioral sciences to healthcare, optimizes decision mechanisms and helps make better decisions easier. Therapeutic Resource CentersSM give patients access to specialist pharmacists and nurses to close gaps in care. By leveraging data from over one billion annual claims, the Company drives actionable data to the point of decision in an effort to enhance safety, effectiveness and affordability.
Plan sponsors who are more aggressive in taking advantage of our effective tools and comprehensive array of solutions to manage drug spend have seen reductions in their prescription drug trend while preserving healthcare outcomes. Greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for commercially insured consumers and their employers.
We have organized our operations into two business segments based on products and services offered: PBM and Other Business Operations.
Our PBM segment primarily consists of the following products and services:

•	retail network pharmacy administration

•	home delivery pharmacy services

•	benefit design consultation

•	drug utilization review

•	drug formulary management

•	clinical solutions to improve health outcomes, such as adherence, case coordination and personalized medicine

•	a flexible array of Medicare Part D, Medicaid and Health Insurance Marketplace (“Public Exchange”) offerings to support clients’ benefits

•	specialty pharmacy, including the distribution of fertility pharmaceuticals requiring special handling or packaging

•	administration of a group purchasing organization

•	consumer health and drug information
The Other Business Operations segment primarily consists of the following products and services:

•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	scientific evidence to guide the safe, effective and affordable use of medicines
Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery of prescription drugs and specialty pharmacy services and Other Business Operations services. Revenues from the delivery of prescription drugs to our members represented 98.8% of revenues in 2013, 99.0% in 2012 and 99.4% in 2011. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services, comprised the remainder of our revenues.
Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies that we operate. More than 68,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2013. The top ten retail pharmacy chains represent approximately 60% of the total number of stores in our largest network.
Express Scripts, Inc. was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. Aristotle Holding, Inc. was incorporated in Delaware on July 15, 2011. Aristotle Holding, Inc. was renamed Express Scripts Holding Company concurrently with the consummation of the Merger.
Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is 314.996.0900 and our website is www.express-scripts.com. Information included on our website is not part of this annual report.

Products and Services
Pharmacy Benefit Management Services
Overview. Our core PBM services involve the management of outpatient prescription drug utilization to foster high quality, cost-effective pharmaceutical care. We consult with our clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. As a result of these solutions, we believe we are able to deliver healthier outcomes, higher member satisfaction and a more affordable prescription drug benefit. During 2013, 97.9% of our revenue was derived from our PBM operations, compared to 97.6% and 97.2% during 2012 and 2011, respectively.
Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, Puerto Rico and the Virgin Islands, we negotiate with pharmacies to discount the price at which they will provide drugs to members and manage national and regional networks that are responsive to client preferences related to cost containment, convenience of access for members and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. In addition, we have contracted Medicare Part D provider networks to comply with CMS access requirements for the Medicare Part D Prescription Drug Program (“PDP”).
All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends certain specified member, prescriber and prescription information in an industry-standard format through our systems, which process the claim and send a response back to the pharmacy.
Home Delivery Pharmacy Services. We also dispense prescription drugs from our five high-volume automated dispensing home delivery pharmacies and one non-automated dispensing home delivery pharmacy. In addition to the order processing that occurs at these home delivery pharmacies, we also operate several non-dispensing order processing facilities and patient contact centers. We also maintain one non-dispensing home delivery fulfillment pharmacy for business continuity purposes. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale as well as provide greater safety and accuracy. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than can be achieved through the retail pharmacy networks.
Benefit Design Consultation. We provide clinically sound formularies that encourage the use of equally effective but lower-cost drugs over higher-cost alternatives. This is accomplished through formulary compliance strategies that also maintain member satisfaction. Express Scripts offers several base and advanced formulary management options for clients, including Medicare Part D and Public Exchange formularies. We also offer clients a variety of utilization management tools to manage patient drug utilization and overall drug spend. The most common benefit design options we offer to our clients are financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums, as well as utilization management programs.
Drug Utilization Review. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to drug safety concerns, generic substitution and therapeutic intervention opportunities, as well as formulary adherence issues, and can also administer prior authorization, step therapy protocol programs and drug quantity management at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed at the time the prescription is dispensed, on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit, and on a prospective basis to help support pharmacists in drug therapy management decisions.
Drug Formulary Management. Formularies are lists of drugs to which benefit design is applied under the applicable plan. Formulary management enables patients and physicians to choose clinically appropriate and cost-effective drugs for a given condition. Our foremost consideration in the formulary development process is the clinical appropriateness of the particular drugs. In developing formularies, we first perform a rigorous assessment of the available evidence regarding each drug’s safety and clinical effectiveness. No new drug is added to the formulary until it meets standards of quality established by our National Pharmacy & Therapeutics (“P&T”) Committee, a panel composed of 16 independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the P&T Committee’s clinical recommendations. In making its clinical recommendation, the P&T Committee has no information regarding the discount or rebate arrangement we might negotiate with the manufacturer. This is designed to ensure the clinical recommendation is not affected by our financial arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost effectiveness.
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
Clinical Solutions. We also offer innovative clinically based intervention programs to assist and manage patient quality of life, improve health outcomes and facilitate physician communication/education.
Our physician connectivity program facilitates well-informed electronic prescribing with real-time insight that informs prescribers of a patient’s benefit, formulary information and medication history as they write a prescription. RationalMed® evaluates medical, pharmacy and laboratory data to detect critical patient health and safety issues and gaps in essential care which are then addressed through timely notification to physicians, pharmacies, patients and case managers. ScreenRx® uses proprietary predictive models to detect adherent and nonadherent patients at risk for future nonadherence and then proactively addresses the problem through interventions tailored specifically for that patient. ExpressAlliance® offers a portfolio of patient care coordination services that enables client-authorized healthcare professionals to share a common view of a patient’s health record and coordinate future patient outreach and counseling. Personalized medicine combines the latest advances in pharmacogenomics testing with patient and physician outreach to help providers understand which drugs or dosages work best for individual patients, empowering them to make more informed and cost-effective decisions that improve patient care and safety.
Medicare Part D, Medicaid and Public Exchange Offerings. We support clients by providing several program options: the Retiree Drug Subsidy program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Employer Group Waiver Plan, a group-enrolled Medicare Part D option for employers and labor groups; and the “PBM inside” service that offers drug-only and integrated medical and Medicare Part D drug benefits to a number of Medicare Part D sponsors. As a PBM supporting health plans, we provide prescription adjudication services in addition to a suite of required programmatic offerings such as a Medication Therapy Management program, Explanation of Benefits for members using prescription services and a variety of member communications related to their prescription benefit. We also offer an individual prescription drug plan which is offered to beneficiaries in all 34 Medicare regions across the U.S., as well as Puerto Rico.
Our product revenues include premiums associated with our Medicare PDP risk-based products offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Two of our insurance company subsidiaries have been operating under contracts with CMS since 2006 and one since 2007. All three contracts currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
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

We also support health plans that serve the newly insured Public Exchange members, which is a population expected to grow with the implementation of the Affordable Care Act. This business is driven by both federal and state requirements and we earn revenues based on transaction-related activity. We offer an array of pharmacy benefit solutions that can be leveraged in plan design to align with any exchange strategy to achieve desired cost and clinical objectives.
Specialty Benefit Services. Specialty medications are used primarily for the treatment of complex and potentially life-threatening diseases. These medications are broadly characterized to include medications with frequent dosing adjustments, intensive clinical monitoring, the need for patient training, specialized product administration requirements and/or are limited to specialty pharmacy network by manufacturers. Through a unique combination of assets and capabilities, Express Scripts provides an enhanced level of care and therapy management for patients taking specialty medications, increased visibility and improved outcomes for payors, as well as custom programs for biopharmaceutical manufacturers.
Accredo Health Group and CuraScript Specialty Pharmacy, which is currently in the process of being rebranded (“Accredo®”), are focused on dispensing infused, injectable, inhaled and oral drugs that require a higher level of clinical services and support compared to what typically is available from traditional pharmacies. Accredo is able to achieve better, healthier outcomes and reduced waste through a disease-centric organization, specialty trained clinicians, a nationwide footprint, a network of employed and contracted in-home nursing services, reimbursement and patient assistance programs, and bio-pharma services.
Freedom Fertility (“FreedomFP”) is the nation’s leading specialty pharmacy focused on the needs of fertility patients and providers. Through FreedomFP we provide insurance assistance and patient education and support.
Specialty Benefit Management is our next-generation approach to managing total specialty drug spend and enhancing patient care. By integrating medical benefit management, pharmacy benefit management and our pharmacy and distribution services, we offer flexible solutions that control the cost of specialty drugs and make healthcare more affordable and accessible. Approximately half of specialty drug spend is on the medical benefit. As such, it is critical to provide our clients a toolset that can manage specialty spend, regardless of the benefit. Our capabilities include guaranteed savings through medical benefit management services, ensuring the safe and appropriate use of high-cost specialty drugs, redirecting patients and medications to the lowest-cost and most appropriate channel, verifying claims are paid at the contracted rate, improving opportunities to achieve rebates and, where clinically appropriate, moving drug coverage from medical to pharmacy benefit and to lower-cost sites of care.
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
Consumer Health and Drug Information. Express Scripts empowers member decision-making through online and mobile tools that help guide members in making informed drug, pharmacy and health choices.
Express Scripts’ digital solutions provide easy access and clear, simple functionality. The Express Scripts Member Website (www.express-scripts.com) and mobile app are designed to help keep members’ medication information instantly available on their computers or mobile devices. When members use self-service tools, it results in lower administrative costs, better drug therapy adherence, reduced waste and fewer doctor visits, leading to savings for both clients and members. Information included on our website and mobile app are not part of this annual report.
Other Business Operations Services
Overview. Through our Other Business Operations segment, we operate integrated brands that service the patient through multiple paths. CuraScript Specialty Distribution provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics and operates a Group Purchasing Organization for many of our clients. United BioSource LLC (“UBC”) develops scientific evidence to guide the safe, effective and affordable use of medicines. During 2013, 2.1% of our revenue was derived from Other Business Operations services, compared to 2.4% and 2.8% during 2012 and 2011, respectively.
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
Segment Information
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include retail network pharmacy administration, home delivery pharmacy services, benefit design consultation, drug utilization review, drug formulary management, clinical solutions to improve health outcomes, Medicare Part D, Medicaid and Public Exchange offerings, specialty pharmacy services, fertility services to providers and patients, administration of a group purchasing organization and consumer health and drug information. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines. During the second quarter of 2012 we reorganized our other international retail network pharmacy administration line of business (which was substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011 we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Information regarding our segments appears in Note 13 - Segment information of the notes to our consolidated financial statements and is incorporated by reference herein.
Suppliers
We maintain an inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products, including pharmaceuticals for the treatment of rare or chronic diseases, in our specialty pharmacies and distribution centers to meet the needs of our patients. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Generic pharmaceuticals are generally purchased directly from manufacturers.
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
On July 21, 2011 Medco announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although it continued to provide service under an agreement which expired on December 31, 2012. A transition agreement was in place throughout 2013, during which time patients moved in tranches off of the Medco platform.
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
Express Scripts provides pharmacy network services and home delivery and specialty pharmacy services to the United States Department of Defense (“DoD”). The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members, and retirees, as well as their dependents. Under the contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support, and other services critical to managing pharmacy trend.
Refer to Note 13 - Segment information for a discussion of client concentration.

Medicare Prescription Drug Coverage
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. Eligible Medicare beneficiaries are able to obtain prescription drug coverage under Part D by enrolling in a PDP or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PDP”). In addition, the MMA created an opportunity for employers offering eligible prescription drug coverage for their Medicare-eligible members to receive a subsidy payment by enrolling in the Retiree Drug Subsidy (“RDS”) program. In order for an employer to claim the subsidy, the beneficiaries claimed by the employer cannot be enrolled in a PDP or MA-PDP.
Mergers and Acquisitions
On April 2, 2012, ESI consummated the Merger with Medco and both ESI and Medco became wholly-owned subsidiaries of Express Scripts. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for all periods prior to April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
See Note 3 - Changes in business for further discussion of our merger and acquisition activity.
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2014 or thereafter (see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Acquisitions and Related Transactions”).
Company Operations
General. As of December 31, 2013, our U.S. PBM segment operated five high-volume automated dispensing home delivery pharmacies, one non-automated dispensing home delivery pharmacy, several non-dispensing order processing centers, patient contact centers, specialty drug pharmacies and fertility pharmacies, and one non-dispensing home delivery pharmacy maintained for business continuity purposes.
At our Canadian facilities we provide a full range of integrated PBM services to insurers, third-party administrators, plan sponsors and the public sector. These services facilitate better health decisions and lower costs and include health claims adjudication and processing services, benefit-design consultation, drug-utilization review, formulary management and medical and drug data analysis services. In addition, we provide an active PBM service in Canada, which includes home delivery of maintenance prescription medications from four regional dispensing pharmacy locations.
Sales and Marketing. Our sales managers and directors market and sell PBM services and are supported by a team of client service representatives, clinical pharmacy managers, and benefit analysis consultants. This team works with clients to make prescription drug use safer and more affordable. In addition, sales personnel dedicated to our Other Business Operations segment use direct marketing to generate new customers and solidify existing customer relationships.
Supply Chain. Our supply chain pharmacy contracting and strategy group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state credentialing and/or licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll free or access our online pharmacy portal 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Fraud, Waste & Abuse Services team audits pharmacies in our retail pharmacy networks to determine compliance with the terms of their contracts.
Clinical Support. Our staff of highly trained pharmacists and physicians provides clinical support for our PBM services. Our specialist pharmacists conduct safety reviews and provide counseling for members with clinical needs in their specialty. We have specialist pharmacists in more than a dozen specialties, including oncology, diabetes care and cardiovascular disease.
Our clinical solutions staff of pharmacists and physicians provides clinical development and operational support for our PBM services. These healthcare professionals are responsible for a wide range of activities, including tracking the drug pipeline; identifying emerging medication-related safety issues and notifying physicians, clients, and patients (as appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions; and/or contacting physicians, pharmacists or patients.

Our research & analytics team conducts timely, rigorous and objective research that supports evidence-based pharmacy benefit management and evaluates the clinical, economic and member impact of pharmacy benefits. The creation of predictive models and other analytical tools supports the development and improvement of our products and services. The team also produces the Express Scripts Drug Trend Report, which examines trends in pharmaceutical utilization and cost, as well as the factors that trigger these trends, including behaviors that result in wasteful spending in the pharmacy benefit. The team also presents at client forums and professional meetings and publishes in health-related journals.
Information Technology. Our information technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems that are essential to our operations. Throughout 2013, clients were migrated towards a consolidated IT platform as part of the integration process from the Merger.
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
Competition
There are a number of other PBMs in the United States against which we compete. Some of these are independent PBMs, such as Catamaran and MedImpact. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, Humana, OptumRx (owned by UnitedHealth Group) and Prime Therapeutics (owned by a collection of Blue Cross Blue Shield Plans). Some are owned by retail pharmacies, such as CVS Caremark (owned by CVS). Wal-Mart Stores, Inc. may continue to engage in certain activities competitive with PBMs. We also compete against adjudicators, such as Argus. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become increasingly competitive as barriers to entry are relatively low. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts on prescription drugs with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business, including Medicare Part D, Medicaid and the Public Exchanges, the ability to manage cost and quality of specialty drugs, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service that we provide.
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
Federal Healthcare Reform. In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”). The Health Reform Laws include numerous changes to many aspects of the United States healthcare system, including, but not limited to, additional enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, additional rules and obligations for health insurance providers, certain PBM transparency requirements related to the new healthcare insurance exchanges and expanded healthcare coverage for more Americans. While uncertainties remain regarding implementation of certain components of the Health Reform Laws and related regulatory guidance, the Health Reform Laws may impact our business in a variety of ways. Impacts may include, but are not limited to, an increase in utilization of the pharmacy benefit by a newly enrolled population with an unknown risk profile, additional compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, increased data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges, the impact of general market reforms that prohibit the use of many factors traditionally used to establish premiums and adjustments implemented by health plan sponsors and health insurance providers in response to availability of new insurance products and other marketplace changes arising in connection with the Health Reform Laws.
Medicare Part D. We participate in various ways in the federal Medicare Part D program created under MMA, and its implementing regulations and sub-regulatory program guidance (the “Part D Rules”) issued by CMS. Through our licensed insurance subsidiaries (i.e., Express Scripts Insurance Company (“ESIC”), Medco Containment Life Insurance Company and Medco Containment Insurance Company of New York), we operate as Part D PDP sponsors offering PDP coverage and services to our clients and Part D beneficiaries. We also, through our core PBM business, provide Part D-related products and services to other PDP sponsors, MA-PDPs and other employers and clients offering Part D benefits to Part D eligible beneficiaries.
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
There are other anti-kickback laws that may be applicable, such as the Public Contracts Anti-kickback Act, the ERISA Health Plan Anti-kickback Statute and various other state anti-kickback restrictions.
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

Prompt Pay Laws. Under Medicare Part D and certain state laws which also govern the Public Exchanges, PBMs or certain PBM clients are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations. It is anticipated that additional states will consider prompt pay legislation and we cannot predict which states will adopt such legislation or what effect it will have.
False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement or failure to return overpayments. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The Health Reform Laws also amended the federal anti-kickback laws to state that any claim submitted to a federal or state healthcare program which violates the anti-kickback law is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties. Criminal statutes that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state healthcare programs. Some states have also enacted laws similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.
Government Procurement Regulations. As discussed above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations (“FAR”) and Department of Defense FAR Supplement which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program which is administered by the Office of Personnel Management and contains various PBM standards, including PBM transparency standards.
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
Employee benefit plans subject to ERISA are subject to certain rules, published by the DOL, relating to annual Form 5500 reporting obligations. The rules include reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. However, on February 4, 2010, the DOL issued two frequently asked questions that provide that discount and rebate revenue paid to PBMs by drug manufacturers generally need not be reported on a plan’s Form 5500 as indirect compensation.
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
In addition, federal and state agencies and enforcement officials from time to time investigate pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing benchmark (published by a third party) used throughout the industry, including by us, as a basis for calculating drug prices under contracts with health plans and pharmacies. First DataBank and Medi-Span, two third-party AWP providers, were defendants in a class action suit in federal court in Boston alleging a conspiracy in the setting of AWP. The parties entered into a settlement agreement which received final approval by the court, and a roll-back of AWP prices for many drugs went into effect on September 26, 2009. First DataBank discontinued publishing AWP information in 2011, at which time we transitioned to use of Medi-Span information. This change did not materially impact our results of operations, financial position or cash flows from operations. Additional changes to or discontinuation of the AWP standard could alter the calculation of drug prices for federal programs and other contracts that use the standard. We are unable to predict whether any such changes will actually occur, and if so, whether such changes would have a material adverse impact on our results of operations, financial position and/or cash flow from operations.
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
Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, various state and federal laws may regulate the PBM or its subsidiaries. Such laws may require, among other things, that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include, for example, insurance laws, managed care organization laws and limited prepaid health service plan laws. These may apply, for example, to our licensed Medicare Part D subsidiaries (i.e., ESIC, Medco Containment Life Insurance Company and Medco Containment Insurance Company of New York) and other subsidiary insurance businesses.
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
HHS privacy and security regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The security regulations relate to the security of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. We are required to comply with certain aspects of the privacy, security and transaction standard regulations under HIPAA. As part of the American Recovery and Reinvestment Act signed into law on February 17, 2009, Congress adopted the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Subsequently, on January 17, 2013, HHS announced a new rule to strengthen the privacy and security protections established under HIPAA, the final Omnibus Rule (the “Omnibus Rule”). The Omnibus Rule enhances patients’ privacy protections, provides patients new rights to their health information, and strengthens the government’s ability to enforce the law. The changes expand many of the privacy and security requirements to business associates, such as contractors and subcontractors. Business associates may also be liable for increased penalties for noncompliance. The Omnibus Rule significantly changes the breach notification requirements provided by HITECH. Furthermore, the Omnibus Rule sets new limits on how information is used and disclosed for marketing and fundraising purposes, and prohibits the sale of a patient’s health information without his or her permission. As with many other companies subject to HIPAA, the Omnibus Rule may have significant operational and legal consequences for our business.
We believe that we are in compliance in all material respects with HIPAA and other state privacy laws. To date, no patient privacy laws have been adopted that materially impact our ability to provide PBM and pharmacy services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.
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
Service Marks and Trademarks
We, and our subsidiaries, have registered certain service marks including “EXPRESS SCRIPTS®,” “MEDCO®,” “ACCREDO®,” “CONSUMEROLOGY®,” “UBC®,” “MY RX CHOICES®,” “RATIONALMED®,” “SCREENRX®” and “EXPRESS ALLIANCE®” with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filings and other legal requirements relating to the usage and renewal of service marks.

Insurance
Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our Other Business Operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages. Commercial insurance coverage may be difficult to obtain and cost prohibitive, particularly for certain types of claims. We may maintain significant self-insured retentions where most appropriate and cost effective. We have established certain self-insurance accruals to cover potential claims. There can be no assurance we will be able to maintain certain types of liability insurance coverage in the future or that such insurance coverage, together with our self-insurance accruals, will be adequate to cover potential future claims. A claim, or claims, not covered by insurance or in excess of our insurance coverage could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
Employees
As of December 31, 2013 and 2012, we employed approximately 29,975 and 30,215 employees, respectively, worldwide. Approximately 14.8% of the employees are members of collective bargaining units at December 31, 2013. Specifically, we employ members of the following unions:

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
Collective bargaining agreements covering these employees expire at various dates through December 2015. Six collective bargaining agreements with various labor organizations will expire during 2014.
Executive Officers of the Registrant
Our executive officers and their ages as of February 20, 2014 are as follows:

Name	Age	Position
George Paz	58	Chairman and Chief Executive Officer
Timothy Wentworth	53	President
Cathy Smith	50	Executive Vice President and Chief Financial Officer
Keith Ebling	45	Executive Vice President and General Counsel
Edward Ignaczak	48	Executive Vice President, Sales and Marketing
Christine Houston	51	Senior Vice President, Operations
Steven Miller	56	Senior Vice President and Chief Medical Officer
David Norton	58	Senior Vice President, Supply Chain
Glen Stettin	50	Senior Vice President, Clinical Research and New Solutions
Sara Wade	44	Senior Vice President and Chief Human Resources Officer
Gary Wimberly	52	Senior Vice President and Chief Information Officer
Christopher Knibb	44	Vice President and Chief Accounting Officer
Mr. Paz was elected a director of the Company in January 2004 and has served as Chairman of the Board since May 2006. Mr. Paz assumed the role Chief Executive Officer on April 1, 2005 and also served as President from October 2003 to February 2014. Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998 and continued to serve as our Chief Financial Officer following his election to the office of President until his successor joined us in April 2004.

Mr. Wentworth was named President of the Company in February 2014. From April 2012 to February 2014 he served as Senior Vice President and President, Sales and Account Management. Mr. Wentworth joined Express Scripts when the company merged with Medco in April 2012. At Medco, he served as Group President, National and Key Accounts from October 2008 to April 2012, as Chief Executive Officer of Medco’s Accredo Health Group subsidiary from March 2006 to October 2008 and as Group President - National Accounts from August 2003 to March 2006.
Ms. Smith was named Executive Vice President and Chief Financial Officer in February 2014. Prior to joining us, Ms. Smith served as Executive Vice President of Strategy and Chief Financial Officer for Walmart International since March of 2010. Previously, Ms. Smith held the position of Executive Vice President and Chief Financial Officer at GameStop Corp., a video game retailer (2009-2010), Centex Corp., a leading U.S. homebuilder (2006-2009), and Kennametal, a global industrial tool manufacturer (2005-2006).
Mr. Ebling was named Executive Vice President and General Counsel in December 2008. Mr. Ebling also served as Secretary from December 2008 to May 2013, as Vice President of Business Development from October 2007 to December 2008, and as Vice President and General Counsel of our CuraScript subsidiary from January 2005 to October 2007.
Mr. Ignaczak was named Executive Vice President, Sales and Marketing in May 2008. From November 2007 to May 2008, he served as Executive Vice President, Sales and Account Management. He was elected Senior Vice President, Sales and Account Management in December 2002. Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division from April 1998 to December 2002.
Ms. Houston was named Senior Vice President, Operations in February 2014. From February 2012 to February 2014, she served as Senior Vice President, Pharma and Retail Relations and as Vice President/General Manager, Operations from January 2009 to February 2012. Ms. Houston joined us in September 1997 and has served in various leadership positions in Information Technology and Operations.
Dr. Miller was named Senior Vice President and Chief Medical Officer in October 2007. Dr. Miller joined Express Scripts in April 2005 as Vice President, Research and Product.
Mr. Norton was named Senior Vice President, Supply Chain in February 2014. Previously, Mr. Norton served as the Company’s Vice President, Strategy, Integration and Business Development from October 2007 to February 2014, as Vice President, IT Strategy and Planning and Chief Technology Officer from January 2004 to October 2007, as Vice President, Office of Planning and Management Support from January 2003 to January 2004 and as Vice President, PMO from January 2002 to January 2004.
Dr. Stettin was named Senior Vice President, Clinical Research and New Solutions in April 2012. Dr. Stettin joined Express Scripts when the company merged with Medco in April 2012, where he previously served as Senior Vice President and Chief Medical Officer from December 2010 to April 2012 and became Senior Vice President in July 2003. He held a number of leadership positions in several functional areas, including product, technology, clinical and operations, since joining Medco in 1995.
Ms. Wade was named Senior Vice President and Chief Human Resources Officer in December 2010. Prior to that, she served as the Company’s Vice President, Compensation and Benefits from June 2009 to December 2010. Previously, she served at Coca Cola Enterprises as Corporate Vice President, Compensation and Benefits from April 2008 to June 2009, at Patriot Coal Corporation as Senior Vice President, Human Resources from November 2007 to April 2008.
Mr. Wimberly was named Senior Vice President and Chief Information Officer in November 2007. Mr. Wimberly joined us in October 2004 and served as Vice President, Information and Technology until November 2007.
Mr. Knibb joined Express Scripts in February 2013 as Vice President and Chief Accounting Officer. Prior to joining Express Scripts, Mr. Knibb served as Senior Vice President, Chief Accounting Officer of Brightstar Corporation from June 2012 to February 2013. Prior to that, he served as Vice President, Controller and Chief Accounting Officer at Patriot Coal Corporation from October 2011 to June 2012 and as Vice President, Controller from September 2007 to October 2011. Patriot Coal Corporation filed a Chapter 11 bankruptcy petition in July 2012 and emerged in December 2013.
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

Forward-Looking Statements and Associated Risks
Information we have included or incorporated by reference in this Annual Report on Form 10-K, and information which may be contained in our other filings with the Securities and Exchange Commission (“the SEC”) and our press releases or other public statements, contains or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.
Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause our actual results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the risks associated with the following:
STANDARD OPERATING FACTORS

•
our ability to remain profitable in a very competitive marketplace depends upon our continued ability to attract and retain clients while maintaining our margins, to differentiate our products and services from those of our competitors, and to develop and cross-sell new products and services to our existing clients

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

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general

•	uncertainties regarding the implementation of Health Reform Laws

•	general economic conditions

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

•
uncertainty around realization of the anticipated benefits of the transaction with Medco, including the expected amount and timing of cost savings and operating synergies or difficulty in integrating the businesses of Express Scripts, Inc. and Medco or in retaining clients of the respective companies

•	the impact of our debt service obligations on the availability of funds for other business purposes, and the terms of and our required compliance with covenants relating to our indebtedness

•	the delay, reduction, suspension or cancellation of government spending or appropriations relating to our business

•
the termination, loss, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

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
Item 1A — Risk Factors
General Risk Factors
We operate in a very competitive industry, which could compress our margins and impair our ability to attract and retain clients. Our failure to effectively differentiate our products and services from those of our competitors could magnify the impact of the competitive environment.
We operate in a highly competitive environment and an industry that is subject to significant market pressures brought about by customer demands, legislative and regulatory developments and other market factors. We must remain competitive in order to attract new clients and retain and cross-sell additional products and services to our existing clients. Strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically created pressure on our operating margins and caused many PBMs, including us, to reduce the prices charged for core products and services while sharing a greater portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. We cannot assume that positive trends such as lower drug purchasing costs, increased generic usage, drug price inflation, increased rebates, favorable demographics and specialty growth would offset these pressures in the future. Our inability to maintain these positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients which could negatively impact our margins and have a material adverse effect on our business and results of operations.
In addition, our clients are well informed and organized and can easily move between us and our competitors. Our client contracts are generally three years and our larger clients typically seek competing bids from our competitors prior to contract expiration. These factors together with the impact of competitive pressures could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could materially and adversely affect our business and results of operations.
In order to succeed in the highly competitive PBM marketplace, it is imperative that we maintain a strong reputation as well as differentiate our business offerings by innovating and delivering products and services that demonstrate enhanced value to our clients, particularly in response to market changes from public policy. The negative reputational impact of a significant event, including a failure to execute on client contracts or to successfully integrate the business of ESI and Medco or to otherwise successfully operate the complex structure of our business or otherwise innovate and deliver products and services that demonstrate greater value to our clients, could therefore affect our ability to grow and retain profitable clients which could have a material adverse effect on our business and results of operations.
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
The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes or trends within the industry could have a negative impact on our ability to compete and adversely affect our business and results of operations.
We have designed our business model to compete within the current industry structure. Our client contracts are generally three years and our pharmaceutical manufacturer and retail contracts are typically non-exclusive and terminable on relatively short notice by either party. Any significant shifts in the structure of the PBM industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Such industry shifts could result from, among others: a large intra- or inter-industry merger, a new entrant (including the government), a new business model, a general decrease in drug utilization, reduced USPS service or the consolidation of shipping carriers, or the necessary changes or unintended consequences of the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Laws”). Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.
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
Numerous state and federal laws, rules and regulations affect our business and operations and include, among others, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions and requirements, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third-party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations

•	state insurance regulations applicable to our insurance subsidiaries

•	information privacy and security laws and regulations, including those under the HIPAA omnibus rule

•	Medicare prescription drug program participation requirements including coverage standards and beneficiary protections

•	other Medicare and Medicaid reimbursement regulations, including subrogation

•
the federal Patient Protection and Affordable Care Act, as amended by the Health Reform Laws, including regulations applicable to clients operating qualified health plans through the state and federal marketplace (“Health Insurance Exchange”)

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws related to our pharmacy, pharmaceutical manufacturer and client relationships

•	international laws
These and other regulatory matters are discussed in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance” above.
We believe that we are operating our business in substantial compliance with all existing material legal requirements applicable to us. However, significant uncertainties exist regarding the application of many of these legal requirements to our business. From time to time, state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses and, consequently, we cannot provide any assurance that one or more of these agencies will not interpret or apply these legal requirements in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws, rules and regulations at the federal and state levels, many of which could materially affect aspects of our business or adversely affect our results of operations. We are unable to predict whether additional federal or state legislation or regulatory initiatives relating to our business or the healthcare industry in general will be enacted in the future or what effect, if any, such legislation or regulations may have on us. Due to these uncertainties, we may be required to spend significant resources in connection with any such investigation or litigation or to comply with new or existing laws and regulations.
In addition, the laws, rules and regulations to which we are subject, including those related to financial disclosure, are complex and require significant resources to remain compliant. Any substantial non-compliance with such legal and regulatory requirements could result in significant fines and penalties or a restatement of our financial statements, which could adversely affect our business and results of operations.
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
In 2010, the federal court in the District of Columbia overturned a previously enacted statute by the District of Columbia that purports to declare that a PBM is a fiduciary with respect to its clients (see “Part I — Item 1 — Business — Government Regulation and Compliance — State Fiduciary Legislation”). However, other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes, if enacted, may have on our business and financial results, nor can we predict how other courts may view such laws.
Policies designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.
From time to time, certain legislative and/or regulatory proposals are made which seek to manage the cost of healthcare, including prescription drug cost. Such proposals include “single-payer” government funded healthcare, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs and other significant healthcare reform proposals. In addition, changes to government policies not specifically targeted to the healthcare industry, such as an increase in the corporate tax rate or government spending cuts, could have significant impacts on the PBM marketplace. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals, however, if enacted, could adversely impact our business and results of operations.
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
In March 2010, the federal government enacted the Health Reform Laws, which will be gradually phased in through 2020 (see “Part I — Item 1 — Business — Government Regulation and Compliance — Federal Healthcare Reform”). The Health Reform Laws contain many provisions that directly or indirectly apply to us, our clients, employers and benefit providers, pharmaceutical manufacturers, healthcare providers and others with whom we do business, including:

•	PBM disclosure requirements in the context of Medicare Part D and the Health Insurance Exchanges

•	new federal regulations applicable to health plans offered by insurance companies, employers and other plan sponsors

•	state and federal regulations applicable to health plans offered in the Health Insurance Exchanges

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
The scope and ultimate effect of such provisions on our business remains uncertain and we cannot predict the impact that any interim or final implementation will have on our business and results of operations.
We face risks associated with general economic conditions.
The state of the economy can have a significant impact on our business and results of operations. An unfavorable or uncertain economic environment could significantly and adversely affect our businesses and profitability and generate the following risks to our business:

•
clients, employers and other benefit providers served by our clients may reduce or slow the growth of their workforce or covered membership, or may elect to discontinue or diminish provided benefits, which would result in a reduction in the number of members we serve

•
consumers may be less willing or able to incur health care related expenses, whether due to personal economic circumstances, reduction in the level of the health care benefit provided to the consumer or otherwise, which would result in lower than anticipated utilization

•
our clients, or potential clients, may increase demands and expectations with respect to pricing, rebates or service levels (including with respect to performance guarantees), which would impact margins, or our ability to obtain new clients or retain existing clients

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
We maintain, and are dependent on, a technology infrastructure platform that is essential for many aspects of our business operations. We have many different information systems and it is imperative that we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. Any failure to protect against a security breach or a disruption in service could negatively impact our reputation and materially adversely impact our business operations and results of operations. Our technology infrastructure platform requires significant resources to maintain and enhance systems in order to keep pace with rapid technological change as well as evolving industry and regulatory standards. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. From time to time, we may obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform or protect against a security breach or service disruption. In the event we or our vendors experience:

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

We operate dispensing pharmacies, call centers, data centers and corporate facilities that depend on the security and stability of our technology infrastructure. Our technology infrastructure could be disrupted by any number of events including a general failure of the technology, malfunction of business process or a disaster or other catastrophic event. In addition, our vendor and supply chain is dependent on a number of different products and third parties and could be disrupted. Such disruptions could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities or to this infrastructure or our failure to implement adequate business continuity and disaster recovery strategies could have a material adverse effect on our business and results of operations.
A substantial portion of our business is concentrated in certain significant client contracts. Our failure to execute on or other issues arising under, such contracts or conditions or trends impacting certain of our key clients could adversely affect our business and results of operations.
As described in greater detail in the discussion of our business in Item 1 above (see “Part I — Item 1 — Business — Clients”), we have long-term contracts with WellPoint, Inc. (“WellPoint”) and the United States Department of Defense (“DoD”). Our top 5 clients, including WellPoint and DoD, collectively represented 38.4% and 39.3% of our revenue during 2013 and 2012, respectively.
On July 21, 2011, Medco announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although Medco continued to provide services under an agreement, which expired on December 31, 2012. A transition agreement was in place throughout 2013, during which time patients moved in tranches off of the Medco platform.
If one or more of our large clients either terminates or does not renew a contract for any reason or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms that are less favorable to us, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.
If we are not able to replace lost business or margin by generating new sales with comparable operating margins or successfully executing other corporate strategies, our revenues and results of operations could suffer. In addition, if certain of our key clients are negatively impacted by business conditions or other economic trends, or if such clients are acquired, consolidated or otherwise fail to successfully maintain or grow their business, our business and results of operations could be adversely impacted.
If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be impaired.
More than 68,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2013. The ten largest retail pharmacy chains represent approximately 60% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, or the consolidation of existing pharmacy chains, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
Regulatory or business changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, could adversely impact our business and our results of operations.
Certain of our subsidiaries have been approved to function as a Part D prescription drug plan (“PDP”) sponsor for the purpose of making employer/union-only group waiver plans available for eligible clients and certain of our insurance subsidiaries have been approved by CMS to participate in the Medicare Part D program as a national PDP sponsor that provides direct services to Medicare Part D eligible members. We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy and operations. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not materially adversely impact our business and results of operations.

Certain of our insurance subsidiaries are subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. As insurers organized and licensed under applicable state laws, certain subsidiaries are subject to aspects of state laws regulating the business of insurance in all jurisdictions in which they offer PDP services. As PDP sponsors, certain subsidiaries are required to comply with certain federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of federal funds made available through the Part D program by us, our affiliates or clients is subject to compliance with the Part D regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. If material contractual or regulatory non-compliance was to be identified, including, for example, during CMS audits or client audits in cases where we service PDP sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our results of operations.
In addition, due to the availability of Medicare Part D, some of our employer clients may stop providing pharmacy benefit coverage to retirees, instead allowing retirees to choose their own Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would cause a decline in our membership base. Further, certain of our Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of the demographics of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business.
Like many aspects of our business, the administration of the Medicare Part D program is complex and any failure to effectively execute the provisions of the Medicare Part D program may have an adverse effect on our financial position results of operations or cash flows. As discussed above, the Health Reform Laws contain various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services.
We have historically engaged in strategic transactions, including the acquisition of other companies or businesses, and may engage in similar transactions in the future. Our failure to effectively execute on such transactions or to integrate any acquired businesses could adversely impact our business and results of operations. The successful acquisition and integration of any such business will create significant transaction costs and require significant resources and management attention.
We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. These transactions typically involve the integration of core business operations and technology infrastructure platforms that require significant resources and management attention and, among other things, risk client service disruption. A failure or significant delay in the integration process could have a material adverse effect on our client service or our business and results of operations. In addition, such transactions may yield higher operating costs, greater customer attrition or more significant business disruption than anticipated. Further, even if the integration is successful, there can be no assurance that a transaction will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within the anticipated time frame or an otherwise reasonable period of time.
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
Most of our activities involve the receipt or use of protected health information concerning individuals. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators and analysts. There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, the Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements governing the transmission, use and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers and other payors. Many of these obligations were expanded under the Health Information and Technology for Economic and Clinical Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to these regulations, future regulations and legislation that severely restricts or prohibits our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. Furthermore, if we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of protected health information, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.
Difficulty in integrating the business of Express Scripts, Inc. and Medco or uncertainty around realization of the anticipated benefits of the Merger, including the expected amount and timing of cost savings and operating synergies and difficulty in retaining clients of the respective companies, could have a material adverse effect on our business and results of operations as well as cause a decline of our stock price.
The success of the Merger depends, in part, on our ability to fully realize the anticipated benefits from the combination, including synergies, cost savings, innovation and operational efficiencies. If we are unable to fully achieve these objectives, the anticipated benefits may not be fully realized or at all, and the value of our common stock may decline.
The combination of Medco’s business and ESI’s business has been, and will continue to be, a complex, costly and time-consuming process. The ongoing integration of the two companies has resulted, and may continue to result, in challenges, some of which may be material, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the completion of the integration

•	managing a larger combined company

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing clients and attracting new clients on profitable terms

•	retaining long-term client relationships which comprise a substantial portion of our revenues

•	unanticipated issues in integrating information technology, communications and other systems

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company

•	unforeseen expenses associated with the Merger
Any one or more of these factors could result in increased costs, decreases in the amount of expected revenues, diversion of management’s time and energy or other negative impacts on the business. Delays or issues encountered in the ongoing integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company and there can be no assurance that we will fully realize these anticipated benefits.
Further, we have incurred and will continue to incur significant costs in connection with the integration process. The substantial majority of these costs are non-recurring expenses related to the facilities and systems consolidation costs. We may also incur other unanticipated integration costs as well as costs to maintain employee morale and additional costs related to formulating and revising integration plans.
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
We currently have debt outstanding (see summary of indebtedness within Note 7 - Financing), including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. At December 31, 2013, we had $2,000.0 million of gross obligations, or $8.6 million net of cash, which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $20.0 million (pre-tax), assuming that obligations subject to variable interest rates remained constant.
We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which include limitations on our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants under our credit agreement also include, among others, a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy one or more of the covenants under our credit agreement or the senior notes indentures, we would be in default under the credit agreement and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 7 - Financing to our consolidated financial statements included in Part II — Item 8 of this Annual Report on Form 10-K.
A delay, reduction, suspension or cancellation of government spending or appropriations could have a material adverse effect on our business and results of operations.
Certain of our revenues are ultimately sourced from government spending and appropriated funds. The failure to provide for continued appropriations or regular ongoing scheduled payments to us could have a material adverse effect on our business and results of operations.
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
If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers or we are otherwise unable to renew such contracts or enter into similar contracts on favorable terms, our business and results of operations could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations, relating to any of these programs could materially adversely affect our business and results of operations.
Changes in industry pricing benchmarks could materially impact our financial performance.
Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP,” which is published by a third party as a benchmark to establish pricing for prescription drugs. In the event that AWP is no longer published by third parties or if we adopt other pricing benchmarks for establishing prices within the industry, we can give no assurance that the short- or long-term impact of such changes to industry pricing benchmarks will not have a material adverse effect on our business and results of operations.
Legislation and other regulations affecting drug prices are discussed in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance — Legislation and Regulation Affecting Drug Prices” above.
Pending and future litigation or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, which could have a material adverse effect on our business and results of operations.
We are subject to risks relating to litigation, enforcement action, regulatory proceedings, government inquiries and investigations and other similar actions in connection with our business operations, including without limitation the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, services rendered in connection with our disease management offering, our pharmaceutical services operations, pharmacy benefit management services and mergers and acquisitions activity. A list of the significant proceedings pending against us is included under “Part I — Item 3 — Legal Proceedings,” including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or equitable relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceedings. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.
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
Our failure to adequately plan for succession of our Chief Executive Officer, senior management and other key employees or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us.
Item 1B — Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.
Item 2 — Properties
We operate our PBM and Other Business Operations segments out of leased and owned facilities throughout the United States and Canada. As of December 31, 2013, our PBM segment consisted of 62 owned or leased facilities throughout the United States and three owned or leased facilities throughout Canada. For our Other Business Operations segment, as of December 31, 2013, we owned or leased 50 facilities throughout the United States, and owned or leased five facilities in Europe and Canada. Our existing facilities from continuing operations comprise approximately 6.1 million square feet in the aggregate.
Our St. Louis, Missouri facility houses our corporate headquarters offices and accommodates our executive and corporate functions.
Our PBM home delivery pharmacy operations consist of twelve order processing pharmacies that are located throughout the United States, as well as seven contact centers and eight mail order dispensing pharmacies. We also have ten Specialty Pharmacy home delivery pharmacies and 33 specialty branch pharmacies.
In the first quarter of 2011, we ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. We are currently in the process of closing this facility, which is scheduled to be completed in 2014.
In 2013, we began construction of a new office facility in St. Louis, Missouri as well as a new high volume pharmacy fulfillment facility in Florence, New Jersey. These new facilities are scheduled to be completed in 2014. We anticipate total capital expenditures of approximately $15.0 million for the new office facility and total capital expenditures of approximately $68.0 million for the new high volume pharmacy fulfillment facility.
We began improvement on two new data centers in Chicago, Illinois and Piscataway, New Jersey. Both locations are scheduled to be completed in 2015 and we anticipate total capital expenditures of approximately $75.0 million.
We believe our facilities generally have been well maintained, are in good operating condition and have adequate capacity to meet our current business needs.

Item 3 – Legal Proceedings
We and/or our subsidiaries are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results.
These matters are:

•
Multi-District Litigation - On April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings, including the following remaining cases: Lynch v. National Prescription Administrators, et al. (United States District Court for the Southern District of New York, Case No. 03 CV 1303) (filed February 26, 2003); Wagner et al. v. Express Scripts (United States District Court for the Southern District of New York, Case No.04cv01018 (WHP)) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (United States District Court for the Southern District of New York, Case No.04-CV-0626 (FIS) (RFT)) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (United States District Court for the Southern District of New York, Case No.04-Civ-7098 (WHP)) (filed August 5, 2004); 1978 Retired Construction Workers Benefit Plan (Nagle) v. Express Scripts, Inc. (United States District Court for the Eastern District of Missouri, Civil Action No. 4:06-CV01156) (filed August 1, 2006); Fulton Fish Market Welfare Fund (Circillo) v. Express Scripts, Inc. (United States District Court for the Eastern District of Missouri, Civil Action No. 4:06-cv-01458) (filed October 3, 2006); Philadelphia Corporation for the Aging v. Benecard Services, Inc., et al. (United States District Court for the Eastern District of Pennsylvania, Civil Action No. 06CV2331) (filed June 2, 2006); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (United States District Court for the Eastern District of Missouri, Case No.B05-1004036) (filed May 27, 2005); and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (United States District Court for the Northern District of New York, Case No. 1:08-cv-323) (filed February 18, 2008). Under these cases, the plaintiffs assert that certain of the business practices of Express Scripts, Inc. and its subsidiaries (for purposes of this Item 3,“ESI”), including those relating to ESI’s contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to ESI’s retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under ERISA, common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the court in its entirety. Additionally, ESI’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part in Minshew v. Express Scripts, Inc., et al. (United States District Court for the Eastern District of Missouri, No. 4:02-cv-1503-HEA) (filed December 12, 2001), which was subsequently dismissed on July 21, 2011. The court found that ESI was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The court, in partially granting plaintiffs’ motion for summary judgment, found that ESI was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. On February 16, 2010, in accordance with the schedule under the case management order, plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was the PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. On January 28, 2011, NPA filed a cross motion for summary judgment seeking a ruling that it was not a fiduciary under common law. We are awaiting the court’s ruling on these pending motions. Settlement was reached in Fulton Fish, Philadelphia Corporation, and 1978 Retired Construction Workers and these cases were dismissed on August 15, 2013.

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 12, 2002). A complaint was filed against ESI and NextRX LLC f/k/a Anthem Prescription Management LLC and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law.

Plaintiffs allege that ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds was appealed to the Ninth Circuit as discussed further below. Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, ESI filed a petition for rehearing en banc requesting the Ninth Circuit reconsider its ruling on defendants’ motion to dismiss, which was granted on October 31, 2011. On June 6, 2012, an en banc panel of the Ninth Circuit Court of Appeals issued a decision certifying the question of constitutionality of California Civil Code Section 2527 to the California Supreme Court, requesting the Supreme Court of California to consider the issue and make a ruling. On July 18, 2012, the California Supreme Court granted the certification request. On December 19, 2013, the California Supreme Court held that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections. On December 23, 2013, the Company provided notice of that decision to the United States Court of Appeals for the Ninth Circuit and requested the Ninth Circuit to decide whether California Civil Code Section 2527 violates the federal constitution’s free speech protections. On January 14, 2014, plaintiffs filed a motion requesting the Ninth Circuit to strike our request to rule on the federal constitutional issues and instead adopt the California Supreme Court’s decision. On January 29, 2014, the Ninth Circuit en banc panel issued a ruling vacating the prior panel opinion and remanded the case to the original Ninth Circuit three-judge panel to either consider the federal constitutional issues or remand the case to the district court.

•
In re: PBM Antitrust Litigation (United States District Court for the Eastern District of Pennsylvania, Civ. No. 2:06-MD-1782-JF). In August 2003, Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (United States District Court for the Eastern District of Pennsylvania, Civ. No. 2:03-4730) was filed against Merck & Co., Inc. (for purposes of this Item 3,“Merck”) and Medco Health Solutions, Inc. (for purposes of this Item 3, “Medco”). Plaintiffs moved for class certification to represent a national class of retail pharmacies and allege that Medco conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that, through conspiracy, Medco has engaged in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. Plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of Alabama, Civil Action No. 2:06-MD-1782-JF), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (United States District Court for the Northern District of Alabama, Civil Action No. CV-03-B-2696-NE) (filed October 1, 2003). This case purports to be a class action against ESI and Medco on behalf of independent pharmacies within the United States. The complaint alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act. Plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification against ESI and Medco was granted on March 3, 2006. ESI filed a motion to decertify the class on January 16, 2007, which has been fully briefed and argued. The case remained dormant until April 19, 2011, when it was reassigned to a new judge and the parties were ordered to submit supplemental briefing on the issue of class certification. Supplemental briefing was completed on August 26, 2011. Oral argument of all the class certification motions was heard on January 26, 2012, and the court took ESI’s motion under submission. Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of California, Civ. No. 3:05-5108) (filed December 9, 2005) was filed against Medco and Merck. Plaintiffs seek to represent a class of all pharmacies and pharmacists that contracted with Medco and California pharmacies that indirectly purchased prescription drugs from Merck and make factual allegations similar to those in the Alameda Drug Company action discussed below. Plaintiffs assert claims for violation of the Sherman Act, California antitrust law and California law prohibiting unfair business practices. Relief demanded includes, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. The Brady Enterprises, North Jackson Pharmacy, and Mike’s Medical Center Pharmacy cases were transferred to the United States District Court for the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation on August 24, 2006.

•
Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. (Case No. CGC-04-428109, Superior Court of San Francisco, California) (filed January 20, 2004). Plaintiffs filed this lawsuit against Medco and Merck seeking certification of a class of all California pharmacies that contracted with Medco and that indirectly purchased prescription drugs from Merck. Plaintiffs allege, among other things, that since at least the expiration of a 1995 consent injunction entered by the United States District Court for the Northern District of California, Medco failed to maintain an Open Formulary (as defined in the consent injunction), and that Medco and Merck failed to prevent nonpublic information received from competitors of Medco and Merck from being disclosed to each other. Plaintiffs further claim that, as a result of these alleged practices, Medco increased its market share and artificially reduced the level of reimbursement to the retail pharmacy class members and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with Medco were fixed above competitive levels. Plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices and assert that Medco acted as a purchasing agent for its plan sponsor customers in order to suppress competition. Plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. This case was stayed pending a ruling on the class certification issues pending before the court in the consolidated action, In re: PBM Antitrust Litigation, discussed above. On November 1, 2013, plaintiffs filed an unopposed request for dismissal that was granted without prejudice by the Superior Court of San Francisco on December 20, 2013.

•
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (United States District Court for the Southern District of Florida, Cause No. 08-14201-CIV-Graham/Lynch) (unsealed March 10, 2010). This qui tam matter relates to Medco's former subsidiary, PolyMedica Corporation and its subsidiaries (“PolyMedica”), and the government declined to intervene. The case is proceeding as a civil lawsuit and the complaint alleges that PolyMedica violated the False Claims Act through accounting practices of applying invoice payments to accounts receivable. On July 21, 2010, the United States District Court for the Southern District of Florida dismissed the action without prejudice. Relators filed an amended complaint that was dismissed with prejudice on October 22, 2010. Relators appealed the dismissal of two counts of the complaint and, on February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the United States District Court for the Southern District of Florida to reinstate those two claims. On December 3, 2012, Medco sold PolyMedica, including all assets and liabilities, to FGST Investments, Inc. On February 15, 2013, ATLS Acquisition LLC, a holding company, and PolyMedica(ATLS Acquisition LLC and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection in cases styled In re ATLS Acquisition, et al. (United States Bankruptcy Court, District of Delaware, Case No. 13-10262). The bankruptcy action resulted in an automatic stay of this case as it relates to PolyMedica. On May 10, 2013, the United States Bankruptcy Court for the District of Delaware entered an order extending the automatic stay of the bankruptcy protection to include non-debtor defendants Medco, Arlene Perazella and Carl Dolan. On May 14, 2013, the United States District Court for the Southern District of Florida entered an order acknowledging the stay, closing the case for administrative purposes pending the bankruptcy action, and denying all motions as moot. On July 15, 2013, the United States Bankruptcy Court entered an order requiring relators to file proofs of claim by July 24, 2013, and setting relators' claims for a bench trial in the bankruptcy action on November 4, 2013. On July 17, 2013, relators appealed the bankruptcy court's order to the United States District Court for the District of Delaware and filed a motion to stay the bankruptcy court's deadlines to file proofs of claim, as well as the bench trial, pending the appeal. On July 22, 2013, relators filed a motion to withdraw their adversary proceeding in the bankruptcy court, requesting jurisdiction be placed in the United States District Court for either the District of Delaware or the Southern District of Florida. On August 2, 2013, the United States Bankruptcy Court for the District of Delaware denied relators' motion to stay proceedings. On September 5, 2013, Debtors filed a motion for summary judgment on relators’ claims. On February 6, 2014, the United States Bankruptcy Court for the District of Delaware granted Debtors’ motion for summary judgment in full.

•
United States ex rel. David Morgan v. Express Scripts, Inc., First Databank, Inc., Amerisource Bergen Corp., Cardinal Health, Inc., Caremark, Inc., McKesson Corp., Medco Health Solutions, Inc., Medi-Span, and John Doe Corporation 1-20, (United States District Court for the District of New Jersey, Case No. 05-cv-1714) (unsealed December 21, 2012). This is a qui tam lawsuit in which the government declined to intervene against defendants. Morgan, the qui tam relator, served the third amended complaint on the ESI and Medco on January 3, 2013. Morgan alleges claims under the federal False Claims Act and the false claims acts of twenty-two states. The allegations asserted deal primarily with an alleged conspiracy among other defendants to inflate the published average wholesale price (“AWP”) of certain drugs. Morgan generally alleges that ESI and Medco were aware of the alleged AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the alleged AWP inflation to their government health care program clients in violation of an alleged fiduciary duty and/or in violation of alleged contractual obligations. Morgan also alleges that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment. On April 16, 2013, ESI and Medco filed a motion to dismiss the third amended complaint arguing that Morgan failed to plead his allegations with sufficient particularity to satisfy Federal Rules of Civil Procedure 9(b) and 12(b)(6), that he lacks standing to bring independent claims for breach of contract and fiduciary duty, and that Morgan is not an original source of the allegations because there has been prior public disclosure of his allegations. On September 7, 2013, Morgan filed an opposition to the motion to dismiss. On December 9, 2013, the United States District Court for the District of New Jersey entered an order granting ESI’s and Medco’s motions to dismiss Morgan’s third amended complaint. On January 6, 2014, Morgan filed a notice of appeal to the United States Court of Appeals for the Third Circuit.

•
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc., (United States District Court for the District of New Jersey, No. 1:12-cv-522) (unsealed February 20, 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene in December 2012. The second amended complaint alleges that defendants Medco, Accredo Health Group, Inc. (for purposes of this Item 3, “Accredo”) and Hemophilia Health Services, Inc. violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo's pharmacy services. The second amended complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo's pharmacy services. On May 17, 2013, defendants filed a motion to dismiss the second amended complaint, which Greenfield opposed in briefings filed on June 17, 2013. On December 30, 2013, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss relating to Greenfield’s federal claims, declined to exercise jurisdiction over his state law claims, and provided Greenfield thirty days to file a third amended complaint. On January 28, 2014, Greenfield filed a third amended complaint in which he asserts claims similar to those pled in the second amended complaint, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute, as opposed to the Civil Monetary Penalty Statute as previously pled.

•
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., Amerisource Bergen Corp., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp., Express Scripts, Medco Health Solutions, Inc., and Walgreens Company (United States District Court for the Southern District of New York, Case No. 1:11-cv-08196-CM) (unsealed January 8, 2014). This qui tam case was filed under seal in April 2013. The federal government intervened against defendants Novartis Pharmaceuticals Corp. (“Novartis”) and BioScrip, Inc. (“BioScrip”), and declined to intervene against the remaining defendants, including Express Scripts [sic], Medco, Accredo and CuraScript, Inc. (“CuraScript”). On January 8, 2014, the United States District Court ordered Kester to file any second amended complaint by January 30, 2014. On January 30, 2014, Kester filed a second amended complaint against Accredoand CuraScriptand alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states in connection with rebates and discounts provided in various contracts with Novartis involving the following drugs: Exjade, Gleevec, Tasigna, and TOBI. Kester dismissed Express Scripts [sic] and Medco from the lawsuit.

•
In July 2011, Medco received a subpoena duces tecum from the United States Department of Justice, District of Delaware, requesting information from Medco regarding its arrangements with Astra Zeneca concerning four Astra Zeneca drugs. Medco is cooperating with the inquiry. The Company is not able to predict with certainty the timing or outcome of this matter.

•
On October 1, 2012, Accredo received a subpoena duces tecum from the United States Department of Justice, Southern District of New York, requesting information from Accredo concerning its arrangements with Novartis Pharmaceuticals Corporation pertaining to the drug Exjade. The Company completed a production of documents and information to the government in June 2013. This subpoena related to the qui tam lawsuit reported above, United States ex rel. David M. Kester, et al., in which the government declined to intervene against the Company.

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

	Fiscal Year 2013		Fiscal Year 2012
Common Stock	High	Low	High	Low
First Quarter	$60.08	$53.05	$55.34	$45.66
Second Quarter	64.08	54.57	58.98	50.31
Third Quarter	67.66	60.80	64.46	53.61
Fourth Quarter	70.79	59.20	66.06	49.79
Holders. As of January 15, 2014, there were 56,648 stockholders of record of our common stock. We estimate that there are approximately 708,637 beneficial owners of our common stock.
Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering and does not currently intend to declare any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following is a summary of our stock repurchasing activity during the three months ended December 31, 2013 (share data in millions):

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
10/1/2013 - 10/31/2013	1.3	$62.27		1.3	50.0
11/1/2013 - 11/30/2013	13.6	65.20		13.6	36.4
12/1/2013 - 12/31/2013	20.6	67.16	(1)	20.6	15.8	(2)
Fourth Quarter 2013 Total	35.5	$66.23	(1)	35.5

(1)
Includes the average price paid per share for the 20.1 million shares received by the Company on December 9, 2013 under the 2013 ASR Program. The final price per share paid for the shares will be determined based on the forward price determined in accordance with the 2013 ASR Agreement. See Note 9 - Common stock for further information regarding the 2013 ASR Program and the 2013 ASR Agreement. In December 2013, the Company additionally repurchased 0.5 million shares on the open market with an average price of $67.02 per share. For the fourth quarter of 2013, the average price of shares purchased in the open market, excluding the 2013 ASR Program shares, was $65.01 per share.

(2)
Excludes the effect of shares that may be delivered upon the settlement of the 2013 ASR Program. In the event the Company will deliver shares upon such settlement, the number of shares that remain available to be repurchased will increase.

The repurchases disclosed in this table were made pursuant to the share repurchase program announced on March 6, 2013 (the “2013 Share Repurchase Program”), which authorizes the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program. Current year repurchases were funded through internally generated cash. As of December 31, 2013, there were 15.8 million shares remaining under the 2013 Share Repurchase Program (excluding the effect of any additional shares that may be delivered under the 2013 ASR Program). Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6 — Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results for the year ended December 31, 2012 have been adjusted for the discontinued operations of our acute infusion therapies line of business. Discontinued operations as of December 31, 2012 also include portions of our United BioSource LLC (“UBC”) line of business, Europa Apotheek Venlo B.V. (“EAV”) and our European operations. Discontinued operations as of December 31, 2010 and 2009 include Phoenix Marketing Group (“PMG”).

(in millions, except per share data)	2013	2012(1)	2011	2010	2009(2)
Statement of Operations Data (for the Year Ended December 31):
Revenues(3)	$104,098.8	$93,714.3	$46,128.3	$44,973.2	$24,722.3
Cost of revenues(3)	95,966.4	86,402.4	42,918.4	42,015.0	22,298.3
Gross profit	8,132.4	7,311.9	3,209.9	2,958.2	2,424.0
Selling, general and administrative	4,580.7	4,518.0	895.5	887.3	926.5
Operating income	3,551.7	2,793.9	2,314.4	2,070.9	1,497.5
Other expense, net	(521.4)	(593.5)	(287.3)	(162.2)	(189.1)
Income before income taxes	3,030.3	2,200.4	2,027.1	1,908.7	1,308.4
Provision for income taxes	1,104.0	838.0	748.6	704.1	481.8
Net income from continuing operations	1,926.3	1,362.4	1,278.5	1,204.6	826.6
Net (loss) income from discontinued operations, net of tax(4)	(53.6)	(32.3)	—	(23.4)	1.0
Net income	1,872.7	1,330.1	1,278.5	1,181.2	827.6
Less: Net income attributable to non-controlling interest	28.1	17.2	2.7	—	—
Net income attributable to Express Scripts	$1,844.6	$1,312.9	$1,275.8	$1,181.2	$827.6
Weighted-average shares outstanding:(5)
Basic:	808.6	731.3	500.9	538.5	527.0
Diluted:	821.6	747.3	505.0	544.0	532.2
Basic earnings (loss) per share:(5)
Continuing operations attributable to Express Scripts	$2.35	$1.84	$2.55	$2.24	$1.57
Discontinued operations attributable to Express Scripts(4)	(0.07)	(0.04)	—	(0.04)	—
Net earnings attributable to Express Scripts	2.28	1.80	2.55	2.19	1.57
Diluted earnings (loss) per share:(5)
Continuing operations attributable to Express Scripts	$2.31	$1.80	$2.53	$2.21	$1.55
Discontinued operations attributable to Express Scripts(4)	(0.07)	(0.04)	—	(0.04)	—
Net earnings attributable to Express Scripts	2.25	1.76	2.53	2.17	1.56
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$1,898.2	$1,345.2	$1,275.8	$1,204.6	$826.6
Discontinued operations, net of tax	(53.6)	(32.3)	—	(23.4)	1.0
Net income attributable to Express Scripts shareholders	$1,844.6	$1,312.9	$1,275.8	$1,181.2	$827.6

(in millions, except per share data)	2013	2012(1)	2011	2010	2009(2)
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$1,991.4	$2,793.1	$5,620.1	$523.7	$1,070.4
Working (deficit) capital	(4,743.9)	(2,300.5)	2,599.9	(975.9)	(1,313.3)
Total assets	53,548.2	58,111.2	15,607.0	10,557.8	11,931.2
Debt:
Short-term debt	1,584.0	934.9	999.9	0.1	1,340.1
Long-term debt	12,363.0	14,980.1	7,076.4	2,493.7	2,492.5
Capital lease obligation	42.0	—	—	—	—
Stockholders’ equity	21,844.8	23,395.7	2,475.3	3,606.6	3,551.8

Network pharmacy claims processed—continuing operations(6)(7)	1,065.3	1,020.7	600.4	602.0	404.3
Home delivery, specialty pharmacy, and other prescriptions filled—continuing operations(6)(8)	141.2	128.7	53.4	54.1	45.0
Total claims—continuing operations(6)	1,206.5	1,149.4	653.8	656.1	449.3
Total adjusted claims—continuing operations(6)(9)	1,478.0	1,395.3	751.5	753.9	530.6

Cash flows provided by operating activities—continuing operations	$4,768.9	$4,751.1	$2,193.1	$2,105.1	$1,752.0
Cash flows used in investing activities—continuing operations	(70.0)	(10,428.7)	(123.9)	(145.1)	(4,820.5)
Cash flows (used in) provided by financing activities—continuing operations	(5,494.8)	2,850.4	3,029.4	(2,523.0)	3,587.0
EBITDA from continuing operations attributable to Express Scripts(10)	5,970.6	4,648.1	2,565.1	2,315.6	1,604.2

(1)	Includes the acquisition of Medco effective April 2, 2012.

(2)	Includes the acquisition of NextRx effective December 1, 2009.

(3)	Includes retail pharmacy co-payments of $12,620.3, $11,668.6, $5,786.6, $6,181.4 and $3,132.1 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)
Primarily consists of the results of operations from the discontinued operations of our acute infusion therapies line of business, portions of UBC, EAV, our European operations and PMG. Our acute infusion therapies line of business was classified as a discontinued operation in the third quarter of 2013. Portions of UBC, EAV and our European operations were classified as discontinued operations in the fourth quarter of 2012. PMG was classified as a discontinued operation in the second quarter of 2010.

(5)	Earnings per share and weighted-average shares outstanding reflect the two-for-one stock split effective June 8, 2010.

(6)
Prior to the Merger, ESI and Medco historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

(7)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.

(8)
These claims include home delivery, specialty and other claims including: (a) drugs distributed through patient assistance programs; (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers; and (c) FreedomFP claims.

(9)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

(10)
EBITDA from continuing operations attributable to Express Scripts is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA from continuing operations attributable to Express Scripts is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA from continuing operations attributable to Express Scripts, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA from continuing operations attributable to Express Scripts may not be comparable to that used by other companies.

We have provided below a reconciliation of Adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts
	Year Ended December 31,
(in millions, except per claim data)	2013	2012	2011	2010	2009
Net income attributable to Express Scripts	$1,844.6	$1,312.9	$1,275.8	$1,181.2	$827.6
Net (income) loss from discontinued operations, net of tax	53.6	32.3	—	23.4	(1.0)
Net income from continuing operations	1,898.2	1,345.2	1,275.8	1,204.6	826.6
Income taxes	1,104.0	838.0	748.6	704.1	481.8
Depreciation and amortization	2,447.0	1,871.4	253.4	244.7	106.7
Interest expense, net	554.2	608.4	287.3	162.2	189.1
Equity income from joint venture	(32.8)	(14.9)	—	—	—
EBITDA from continuing operations attributable to Express Scripts	5,970.6	4,648.1	2,565.1	2,315.6	1,604.2
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(1)	693.6	755.1	62.5	122.6	68.6
Accrual related to client contractual dispute	—	—	30.0	—	—
Benefit related to client contract amendment	—	—	—	(30.0)	—
Legal settlement	—	—	—	—	35.0
Benefit from insurance recovery	—	—	—	—	(15.0)
Adjusted EBITDA from continuing operations attributable to Express Scripts	6,664.2	5,403.2	2,657.6	2,408.2	1,692.8
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(2)	$4.51	$3.87	$3.54	$3.19	$3.19

(1)
Transaction and integration cost for the year ended December 31, 2013 presented above excludes $31.6 million of depreciation related to the integration of Medco which does not impact EBITDA from continuing operations attributable to Express Scripts.

(2)
We calculate and use adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance and our ability to incur and service debt and make capital expenditures. We have calculated adjusted EBITDA from continuing operations attributable to Express Scripts excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is calculated by dividing adjusted EBITDA from continuing operations attributable to Express Scripts by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA from continuing operations attributable to Express Scripts performance on a per-unit basis, providing insight into the cash-generating potential of each claim. Adjusted EBITDA from continuing operations attributable to Express Scripts and, as a result, adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim, are affected by the changes in claim volumes between network and home delivery and specialty, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
On April 2, 2012, Express Scripts, Inc. (“ESI”) consummated a merger (the “Merger”) with Medco Health Solutions, Inc. (“Medco”) and both ESI and Medco became wholly-owned subsidiaries of Express Scripts Holding Company (the “Company” or “Express Scripts”). “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for all periods prior to April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
As the largest full-service pharmacy benefit management (“PBM”) company in the United States, we provide healthcare management and administration services on behalf of our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During the second quarter of 2012, we reorganized our segments to better reflect our structure following the Merger. Our other international retail network pharmacy administration business (which was substantially shut down as of December 31, 2012) was reorganized from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Our integrated PBM services include retail network pharmacy administration, home delivery pharmacy services, benefit design consultation, drug utilization review, drug formulary management, clinical solutions to improve health outcomes, Medicare Part D, Medicaid and Public Exchange offerings, specialty pharmacy services, fertility services to providers and patients, administration of a group purchasing organization and consumer health and drug information.
Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.8% of revenues for the year ended December 31, 2013, as compared to 99.0% and 99.4% for the years ended December 31, 2012 and 2011, respectively.
MERGER TRANSACTION
As a result of the Merger on April 2, 2012, Medco and ESI each became wholly-owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of Express Scripts stock, which is listed for trading on the Nasdaq. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
Our results in 2013 compared to prior periods continue to be driven by the addition of Medco to our book of business on April 2, 2012. The Merger impacted all components of our financial statements, including our revenues, expenses and profits, the consolidated balance sheet and claims volumes. Our results reflect the ability to successfully achieve synergies throughout the Merger. Our results also reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (80.8% in 2013 compared to 78.5% in 2012). In addition, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence. While we operate in a competitive environment with various marketplace forces that affect pricing and plan structures and increasing client demands and expectations, we expect that the ongoing positive trends in our business will continue to offset negative factors. As a result of the transition of UnitedHealth Group claims and variability of other contractual revenue streams, quarterly performance trends may vary from historical periods. As expected, revenue related to a large client was realized in the second quarter of 2013 due to the structure of the contract. The Company anticipates this pattern of earnings to continue for the foreseeable future.
As the regulatory environment evolves, we plan to continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. The accounting policies described below represent those policies that management believes most impact our consolidated financial statements, are important for an understanding of our results of operations or require management to make difficult, subjective or complex judgments. This should be read in conjunction with Note 1 - Summary of significant accounting policies and with the other notes to the consolidated financial statements.
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
Guidance related to goodwill impairment testing provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment, the Company considers various events and circumstances when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary.
If we perform Step 1, the measurement of possible impairment would be based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s net assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.

For our 2013 impairment test, we did not perform a qualitative assessment for any of our reporting units, and instead began with Step 1 of the goodwill impairment analysis, as allowed under authoritative Financial Accounting Standards Board (“FASB”) guidance. No impairment charges were recorded as a result of our annual impairment test. However, an impairment charge of $32.9 million was recorded in 2013 based on the contracted sales price of the business (Level 2) associated with our acute infusion therapies line of business due to entering into an agreement for the sale of the business. Our acute infusion therapies line of business was subsequently sold on November 1, 2013. An impairment charge of $2.0 million was recorded in 2012 associated with our subsidiary Europa Apotheek Venlo B.V. (“EAV”), based on a change in business environment related to an adverse court ruling by the German high court in August 2012 and the expected disposal of EAV as a result of the ruling (Level 2). EAV was subsequently sold on December 4, 2012. No other goodwill impairment charges existed for any of our other reporting units at December 31, 2013 or December 31, 2012.
Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with WellPoint, Inc. (“WellPoint”) under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco are being amortized using a modified pattern of benefit method over an estimated useful life of 2 to 16 years. The customer contract related to our asset acquisition of the SmartD Medicare Prescription Drug Plan is being amortized over an estimated useful life of 10 years. All other intangible assets, excluding legacy ESI trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles, 10 years for trade names and 2 to 30 years for other intangible assets.
In 2012, upon reassessment of the carrying values of assets and liabilities of EAV based on the events described above, we recorded impairment charges associated with this line of business totaling $9.5 million of intangibles assets. The write-off of intangible assets was comprised of customer relationships with a carrying value of $3.6 million (gross value of $5.0 million less accumulated amortization of $1.4 million) and trade names with a carrying value of $5.9 million (gross value of $7.0 million less accumulated amortization of $1.1 million). EAV was subsequently sold on December 4, 2012.
In 2012, as a result of our plan to dispose of our PolyMedica Corporation (“Liberty”) line of business, an impairment charge totaling $23.0 million was recorded against intangible assets to reflect fair value based on the contracted sales price of the business (Level 2). The write-down was comprised of customer relationships with a carrying value of $24.2 million (gross value of $35.0 million less accumulated amortization of $10.8 million) and trade names with a carrying value of $6.6 million ($7.0 million less accumulated amortization of $0.4 million). This charge was allocated to these assets on a pro rata basis using the carrying values as of September 30, 2012. Liberty was subsequently sold on December 3, 2012. See Note 4 - Dispositions and Note 6 - Goodwill and other intangibles for further discussion of these lines of business.
FACTORS AFFECTING ESTIMATE
The fair values of reporting units, asset groups or acquired businesses are measured based on market prices, when available. When market prices are not available, we estimate fair value using the income approach and/or the market approach. The income approach uses cash flow projections which require inputs and assumptions that reflect current market conditions as well as management judgment. We base our fair values on projected financial information which we believe to be reasonable. However, actual results may differ from those projections and those differences may be material.
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
SELF-INSURANCE ACCRUALS
ACCOUNTING POLICY
We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the low end of the range.
FACTORS AFFECTING ESTIMATE
Self-insurance accruals are based on management’s estimates of the costs to defend legal claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. Actuaries do not have a significant history with the PBM industry. Therefore, changes to assumptions used in the development of these accruals can affect net income in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate. The self-insurance accruals and changes in those estimates have not been material to the consolidated financial statements for the periods presented herein.
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
The factors that could impact our estimates of uncertain tax positions are as follows:

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
MEDICARE PRESCRIPTION DRUG PROGRAM
Our revenues include premiums associated with our Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D Prescription Drug Program (“Medicare Part D”) prescription drug benefit. In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare PDP product offerings and is recorded at cost as incurred.
SPECIALTY DRUG REVENUES
We operate specialty pharmacies that dispense medications for the treatment of complex and potentially life threatening diseases. Many of the products are covered under a medical benefit which results in a more complicated adjudication process and coverage review, often involving a primary, secondary or tertiary coverage. As a result, certain revenues are estimated based on historical collection rates. Amounts received from our clients may be greater than or less than originally estimated. Any differences between the estimates and actual collections are reflected in operations in the period payment is received or as a better estimate becomes available. Differences may affect the amount and timing of revenues for any period if actual pricing varies from estimates. Allowances for returns are estimated based on historical return trends. The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.

UBC REVENUES
Our United BioSource LLC (“UBC”) subsidiary provides services to pharmaceutical and biotechnology companies related to late-stage clinical trials, risk management and drug safety. These services are typically performed over several months and include general project management services in addition to specific deliverables. Revenue related to these services is recognized as the services are performed.
RESULTS OF OPERATIONS
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes UBC and our specialty distribution operations.
During the second quarter of 2012, we reorganized our other international retail network pharmacy administration business (which was substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment.
Prior to the Merger, ESI and Medco historically used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology been applied. We have since combined these two approaches into one methodology. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods because the differences are not material.

PBM OPERATING INCOME
During 2013, we determined our acute infusion therapies line of business which was acquired in the Merger and previously included within our PBM segment was no longer core to our future operations and committed to a plan to dispose of this business. In accordance with applicable accounting guidance, the results of operations for this business are reported as discontinued operations for all periods presented in the accompanying information provided below.

	Year Ended December 31,
(in millions)	2013	2012(1)	2011
Product revenues:
Network revenues(2)	$63,244.4	$57,765.5	$30,007.3
Home delivery and specialty revenues(3)	37,621.2	32,860.9	14,547.4
Service revenues	1,020.1	805.8	273.0
Total PBM revenues	101,885.7	91,432.2	44,827.7
Cost of PBM revenues(2)	93,889.6	84,352.5	41,668.9
PBM gross profit	7,996.1	7,079.7	3,158.8
PBM SG&A expenses	4,494.1	4,264.6	856.2
PBM operating income	$3,502.0	$2,815.1	$2,302.6
Claims(4)
Network—continuing operations	1,065.3	1,020.7	600.4
Home delivery and specialty—continuing operations(3)	141.2	127.9	53.4
Total PBM claims—continuing operations	1,206.5	1,148.6	653.8
Total adjusted PBM claims—continuing operations(5)	1,478.0	1,392.8	751.5
Network—discontinued operations	—	—	—
Home delivery and specialty—discontinued operations(3)	0.4	0.4	—
Total PBM claims—discontinued operations	0.4	0.4	—
Total adjusted PBM claims—discontinued operations(5)	0.4	0.4	—

(1)	Includes the acquisition of Medco effective April 2, 2012.

(2)	Includes retail pharmacy co-payments of $12,620.3, $11,668.6 and $5,786.6 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(5)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 vs. 2012
Network revenues increased $5,478.9 million, or 9.5%, in 2013 over 2012. Due to the timing of the Merger, 2012 revenues and associated claims do not include Medco results of operations (including transactions from UnitedHealth Group members) for the period January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, approximately $9,131.7 million of the increase in network revenues relates to the acquisition of Medco and inclusion of its revenues and associated claims for the three months ended March 31, 2013. This increase is partially offset by lower revenue of approximately $3,565.8 million due to the transition of UnitedHealth Group during 2013, as well as an increase in the generic fill rate. Our consolidated network generic fill rate increased to 81.6% of total network claims in 2013 as compared to 79.4% in 2012.

Home delivery and specialty revenues increased $4,760.3 million, or 14.5%, in 2013 over 2012. Due to the timing of the Merger, 2012 revenues and associated claims do not include Medco results of operations (including transactions from UnitedHealth Group members) for the period January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, approximately $5,216.8 million of the increase in home delivery and specialty revenues relates to the acquisition of Medco and inclusion of its revenues and associated claims for the three months ended March 31, 2013. In addition, this increase is due to inflation on branded drugs. These increases are partially offset by lower revenue of approximately $627.2 million due to the transition of UnitedHealth Group during 2013, as well as an increase in the home delivery generic fill rate. Our consolidated home delivery generic fill rate increased to 74.6% of home delivery claims in 2013 as compared to 71.5% in 2012. The home delivery generic fill rate is lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
Cost of PBM revenues increased $9,537.1 million, or 11.3%, in 2013 when compared to the same period of 2012. Due to the timing of the Merger, 2012 cost of revenues and associated claims do not include Medco results of operations (including transactions from UnitedHealth Group members) for the period beginning January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, approximately $13,416.8 million of the increase in cost of PBM revenues relates to the acquisition of Medco and inclusion of its cost of revenues and associated claims for the three months ended March 31, 2013. In addition, this increase is due to ingredient cost inflation on branded drugs as well as $238.3 million of transaction and integration costs for 2013 compared to $49.7 million for 2012. These increases are partially offset by lower cost of revenues of approximately $4,069.4 million due to the transition of UnitedHealth Group during 2013, as well as an increase in the generic fill rate.
PBM gross profit increased $916.4 million, or 12.9%, in 2013 over 2012. This increase relates to the acquisition of Medco (including transactions from UnitedHealth Group members) and inclusion of its gross profit and associated claims for the three months ended March 31, 2013, as discussed above. In addition, this increase is a result of better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate, partially offset by lower revenues and associated cost of revenues due to the transition of UnitedHealth Group.
Selling, general and administrative expense (“SG&A”) for the PBM segment increased $229.5 million, or 5.4% in 2013 over 2012. Approximately $832.9 million of this increase relates to the acquisition of Medco, due primarily to the inclusion of its SG&A and the amortization of intangible assets acquired for the three months ended March 31, 2013, as discussed above. This increase is partially offset by synergies realized as a result of the Merger, $490.4 million of transaction and integration costs for 2013 compared to $697.2 million for 2012, and decreased management incentive compensation.
PBM operating income increased $686.9 million, or 24.4%, in 2013 over 2012, based on the various factors described above.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 vs. 2011
Network revenues increased $27,758.2 million, or 92.5%, in 2012 over 2011. Approximately $27,381.0 million of this increase relates to the acquisition of Medco and inclusion of its revenues and associated claims from April 2, 2012 through December 31, 2012. The remaining increase represents inflation on branded drugs offset by an increase in the generic fill rate. Our consolidated network generic fill rate increased to 79.4% of total network claims in 2012 as compared to 75.3% in 2011.
Home delivery and specialty revenues increased $18,313.5 million, or 125.9%, in 2012 over 2011. Approximately $16,952.3 million of this increase relates to the acquisition of Medco and inclusion of its revenues and associated claims from April 2, 2012 through December 31, 2012. The remaining increase represents inflation on branded drugs and higher claims volume attributed to the success of mail conversion programs offset by an increase in the home delivery generic fill rate. Our consolidated home delivery generic fill rate increased to 71.5% of home delivery claims in 2012 as compared to 63.0% in 2011. The home delivery generic fill rate is lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
Total revenue for the year ended December 31, 2011 also includes charges of $30.0 million related to a client contractual dispute. In 2012, this dispute was resolved and the impact of the resolution was not material. See Note 12 - Commitments and contingencies for further discussion of this contractual dispute.
Cost of PBM revenues increased $42,683.6 million, or 102.4%, in 2012 when compared to the same period in 2011. Approximately $41,260.2 million of this increase relates to the acquisition of Medco and inclusion of its costs from April 2, 2012 through December 31, 2012. The increase during the period is also due to ingredient cost inflation partially offset by an increase in the generic fill rate. Additionally, included in the cost of PBM revenues for the year ended December 31, 2012 is $49.7 million of integration costs related to the acquisition of Medco.
PBM gross profit increased $3,920.9 million, or 124.1%, in 2012 over 2011. Approximately $3,422.0 million of this increase relates to the acquisition of Medco and inclusion of its costs from April 2, 2012 through December 31, 2012. The remaining increase primarily relates to better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate.
SG&A for the PBM segment increased $3,408.4 million in 2012 over 2011. Approximately $2,497.1 million of this increase relates to the acquisition of Medco and inclusion of its SG&A from April 2, 2012 through December 31, 2012. The remaining increase primarily relates to management incentive compensation reflecting improved financial results and $697.2 million of transaction and integration costs. These increases are offset by synergies realized following the Merger.
PBM operating income increased $512.5 million, or 22.3%, in 2012 over 2011, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME
During 2012, we determined that various portions of UBC, our operations in Europe (“European operations”) and Europa Apotheek Venlo B.V. (“EAV”) acquired in the Merger that were previously included within our Other Business Operations segment were no longer core to our future operations and committed to a plan to dispose of these businesses. In accordance with applicable accounting guidance, the results of operations for these businesses are reported as discontinued operations and excluded from all periods presented in the accompanying information provided below.

	Year Ended December 31,
(in millions)	2013	2012(1)	2011
Product revenues	$2,001.9	$2,118.7	$1,279.3
Service revenues	211.2	163.4	21.3
Total Other Business Operations revenues	2,213.1	2,282.1	1,300.6
Cost of Other Business Operations revenues	2,076.8	2,049.9	1,249.5
Other Business Operations gross profit	136.3	232.2	51.1
Other Business Operations SG&A expenses	86.6	253.4	39.3
Other Business Operations operating income (loss)	$49.7	$(21.2)	$11.8
Claims
Home delivery and specialty—continuing operations	—	0.8	—
Total adjusted Other Business Operations claims—continuing operations(2)	—	2.5	—
Home delivery and specialty—discontinued operations	—	4.9	—
Total adjusted Other Business Operations claims—discontinued operations(2)	—	14.7	—

(1)	Includes the acquisition of Medco effective April 2, 2012. Claims for 2012 relate to a business acquired with the Merger that was subsequently sold in 2012.

(2)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
OTHER BUSINESS OPERATIONS RESULTS OF OPERATIONS
Other Business Operations operating income increased $70.9 million in 2013 over 2012. Due to the timing of the Merger, 2012 revenues and associated claims do not include Medco results of operations for the period beginning January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, the increase in operating income is due primarily to the acquisition of Medco and inclusion of its results of operations for the period beginning January 1, 2013 through April 1, 2013, as well as losses incurred on businesses for the year ended December 31, 2012 which were substantially shut down as of December 31, 2012. In addition, this increase is due to impairment charges associated with our Liberty brand, less the gain upon sale, netting to a loss of $22.5 million for the year ended December 31, 2012 and a $3.5 million gain associated with the settlement of working capital balances for ConnectYourCare (“CYC”) for the year ended December 31, 2013 as discussed in Note 4 - Dispositions. These increases were partially offset by a $14.3 million gain associated with the sale of CYC for the year ended December 31, 2012 as discussed in Note 4 - Dispositions.

Other Business Operations operating income decreased $33.0 million in 2012 over 2011. This decrease is due primarily to the inclusion of amounts related to Medco, the impact of impairment charges, less the gain upon sale associated with Liberty, netting to a loss of $22.5 million, and losses attributed to other international businesses. Offsetting these losses is a $14.3 million gain associated with the sale of CYC for the year ended December 31, 2012.
OTHER (EXPENSE) INCOME, NET
Net other expense decreased $72.1 million, or 12.1%, in 2013 as compared to 2012. This decrease is primarily due to reduced interest for the year ended December 31, 2013 due to the early redemption of ESI’s $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014, and a $35.4 million contractual interest payment received from a client. In addition, this decrease was partially due to greater undistributed gains from our joint venture of $32.8 million for the year ended 2013 compared to $14.9 million for the year ended 2012, which we began recording under the equity method due to our increased consolidated ownership following the Merger as discussed in Note 3 - Changes in business. These net decreases are partially offset by the acquisition of Medco and inclusion of its interest expense for the three months ended March 31, 2013 related to the senior notes acquired in the Merger, as well as $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of debt as discussed below for the year ended December 31, 2013.
Net other expense increased $306.2 million, or 106.6%, in 2012 as compared to 2011 due to the following items: $85.2 million of financing fees related to the bridge facility (defined below) and senior note interest incurred in 2012 prior to the Merger; $12.4 million of financing fees related to the credit agreement (defined below) entered into upon consummation of the Merger; and interest expense incurred subsequent to the Merger related to the credit agreement, February 2012 Senior Notes, November 2011 Senior Notes, May 2011 Senior Notes, and senior notes acquired from Medco on April 2, 2012. These increases were partially offset by the redemption of Medco’s $500.0 million aggregate principal amount of 7.250% senior notes due 2013, the redemption of ESI’s $1,000.0 million aggregate principal amount of 5.250% senior notes due 2012, early repayment of $1,000.0 million associated with the credit agreement and termination of the bridge facility. Other net expense includes equity income of $14.9 million attributable to our joint venture, Surescripts, which is accounted for using the equity method due to our increased consolidated ownership following the Merger.
For the definitions of the agreements and senior notes referenced above, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
PROVISION FOR INCOME TAXES
Our effective tax rate from continuing operations attributable to Express Scripts was 36.4% for the year ended December 31, 2013, compared to 38.1% and 37.0% for 2012 and 2011, respectively.
During 2013, we recorded a discrete benefit of $51.2 million primarily attributable to investments in certain foreign subsidiaries for which we recognized as a result of various divestitures, deferred tax implications of newly enacted state laws and income not recognized for tax purposes. We recorded a discrete benefit of $8.2 million in 2012 primarily attributable to an income tax contingency related to prior year income tax return filings and investments in certain foreign subsidiaries for which we expected to realize in the foreseeable future.
As of December 31, 2013, management intends to pursue a $544.9 million potential tax benefit related to the disposition of Liberty. Based on information currently available, no net benefit has been recognized. Pending the resolution of certain matters, including but not limited to examinations by taxing authorities, all or a part of the deduction may become realizable in the future. We cannot predict with any certainty the exact amount.
We believe that it is reasonably possible that our unrecognized tax benefits could significantly change within the next twelve months due to the anticipated conclusion of various examinations. At this time, an estimate of the range of the reasonably possible change in the next 12 months cannot be made.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2012, we sold our EAV business. In addition, we determined our European operations and portions of our UBC line of business were not core to our future operations and committed to a plan to dispose of these businesses. Subsequently, during 2013, we sold all portions of our UBC line of business classified as discontinued operations. During 2013, we also sold our acute infusion therapies line of business. These lines of business are classified as discontinued operations. In accordance with applicable accounting guidance, the results of our acute infusion therapies line of business for the year ended December 31, 2012 have been reclassed to reflect these operations as discontinued. As these businesses were acquired with the Merger, results of operations for the period beginning January 1, 2012 through April 1, 2012 and for the year ended December 31, 2011 do not include these operations.
The net loss from discontinued operations, net of tax, increased $21.3 million, or 65.9%, in 2013 as compared to 2012. This increase is due to a total gain of $52.3 million recognized in connection with the sale of the discontinued operations portions of our UBC business and our acute infusion therapies line of business, as well as impairment charges associated with our EAV line of business of $11.5 million during the year ended December 31, 2012, which was sold in the fourth quarter of 2012. These increases are partially offset by a $32.9 million impairment on our acute infusion therapies line of business and charges recognized of $16.0 million for the year ended December 31, 2013.
The loss from discontinued operations for the year ended December 31, 2012 is due primarily to the impairment charges associated with EAV totaling $11.5 million to reflect the write-down of $2.0 million of goodwill and $9.5 million of intangible assets, partially offset by a $3.7 million gain recognized in connection with the sale of EAV.
See Note 6 - Goodwill and other intangibles and Note 4 - Dispositions for further information regarding the businesses discussed above.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Increases in these amounts are primarily driven by increased profitability.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts increased $531.7 million, or 40.5%, for the year ended December 31, 2013 over 2012 and increased $37.1 million, or 2.9%, for the year ended December 31, 2012 over 2011.
Basic and diluted earnings per share attributable to Express Scripts increased 26.7% and 27.8%, respectively, for the year ended December 31, 2013 over 2012. These increases are primarily due to increased operating income during 2013, as well as treasury shares repurchased through the 2013 Share Repurchase Program (including the 2013 ASR Program as defined below), as discussed in Note 9 - Common stock, partially offset by amortization of intangible assets and financing and commitment fees. Basic and diluted earnings per share attributable to Express Scripts decreased 29.4% and 30.4%, respectively, for the year ended December 31, 2012 over 2011. The decrease is primarily due to amortization of intangibles and integration costs, offset by the addition of Medco operating results, improved operating performance and synergies.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
In 2013, net cash provided by continuing operations increased $17.8 million to $4,768.9 million. Changes in operating cash flows from continuing operations in 2013 were impacted by the following factors:

•	Net income from continuing operations increased $563.9 million in 2013 over 2012.

•
Net income is reduced by depreciation and amortization expense, which is non-cash and therefore added back to cash flows from operating activities to reconcile net income to net cash provided. Total depreciation and amortization expense was $2,447.0 million in 2013, an increase of $575.6 million over 2012.

•
Deferred income taxes increased by $184.7 million in 2013 when compared to 2012 reflecting a net change in temporary differences primarily attributable to book amortization on customer contracts acquired in the Merger that are not deductible for tax purposes.

•
Net income is reduced by employee stock-based compensation expense, which is non-cash and therefore added back to cash flows from operating activities to reconcile net income to net cash provided. Total employee stock-based compensation expense was $164.7 million in 2013, a decrease of $245.3 million over

2012 due to acceleration of stock-based compensation expense and award vesting associated with the termination of certain Medco employees following the Merger during the year ended 2012.

•
Changes in working capital resulted in cash inflows of $775.4 million in 2013 compared to cash inflows of $1,425.8 million over the same period in 2012, resulting in a total decrease of $650.4 million. The working capital decrease was primarily due to the timing and receipt and payment of claims and rebates payable, accounts receivable and accounts payable.

In 2013, net cash used in discontinued operations was $11.4 million, compared to $30.5 million provided by discontinued operations in 2012, a decrease of $41.9 million. This was due to changes in working capital of our acute infusion therapies line of business, portions of UBC, and our European operations in 2013.
In 2012, net cash provided by continuing operations increased $2,558.0 million to $4,751.1 million. Changes in operating cash flows from continuing operations in 2012 were impacted by the following factors:

•	Net income from continuing operations increased $83.9 million in 2012 over 2011.

•
Net income is reduced by depreciation and amortization expense, which is non-cash and therefore added back to cash flows from operating activities to reconcile net income to net cash provided. Total depreciation and amortization expense was $1,871.4 million in 2012, an increase of $1,618.0 million over 2011.

•
Changes in working capital resulted in cash inflows of $1,425.8 million in 2012 compared to cash inflows of $377.5 million over the same period in 2011, resulting in a total increase of $1,048.3 million. The cash flow increase was primarily due to the timing and receipt and payment of claims and rebates payable, accounts receivable and accounts payable as well as the realization of working capital synergies.

In 2012, net cash provided by discontinued operations increased $30.5 million. This was due to classification of our acute infusion therapies line of business, portions of UBC, EAV and our European operations as discontinued operations in 2012, while no businesses classified as discontinued operations were owned in 2011.
As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 4.8% and 2.4% at December 31, 2013 and 2012, respectively. The increase in the allowance for doubtful accounts is driven by the current status of aged balances of certain of our products and services that tend to have longer collection periods.
In 2013, net cash used in investing activities by continuing operations decreased $10,358.7 million to $70.0 million. This change is primarily attributable to $10,326.0 million of cash outflows associated with the Merger during 2012. Capital expenditures for purchases of property and equipment increased $262.8 million compared to the prior period due primarily to integration-related investments. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below. The proceeds from the sale of discontinued operations of $356.9 million offset capital expenditures for the year ended December 31, 2013.
Net cash used in financing activities by continuing operations decreased $8,345.2 million from inflows of $2,850.4 million for the year ended December 31, 2012 to outflows of $5,494.8 million for the year ended December 31, 2013. Outflows in 2013 were primarily due to treasury share repurchases of $4,055.2 million, $1,300.0 million related to the redemption of senior notes and $631.6 million of quarterly term facility payments during the year ended December 31, 2013. These net outflows are compared to proceeds of $3,458.9 million from the issuance of senior notes, proceeds of $4,000.0 million in connection with the term facility used to fund the Merger which were received during the year ended December 31, 2012, and repayments of long-term debt totaling $4,868.5 million.
In 2012, net cash used in financing activities by discontinued operations increased by $26.8 million due to classification of EAV as discontinued operations in 2012, while no businesses were classified in discontinued operations in 2011. There were no cash flows for financing activities by discontinued operations during 2013.
At December 31, 2013, our sources of capital included a $1,500.0 million revolving credit facility (the “revolving facility”) (none of which was outstanding at December 31, 2013).
Our current maturities of long-term debt include approximately $900.0 million of senior notes, as well as $684.2 million of term loan payments that are due in 2014.
The Company is a provider to State of Illinois employees. As of December 31, 2013 and 2012, the Company had an outstanding receivable balance of approximately $320.1 million and $308.4 million, respectively, from the State of Illinois. The Company has not recorded a reserve against this receivable, as it is associated with a State, which continues to make payments. The Company believes that the full receivable balance will be realized.

We anticipate that our current cash balances, cash flows from operations and our revolving credit facility will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes, all of which are allowable, with certain limitations, under our existing credit agreement, or issuances of common stock. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including the financing incurred in connection with the Merger, market conditions or other factors, we believe our liquidity options discussed above are sufficient to meet our cash flow needs.
ACQUISITIONS AND RELATED TRANSACTIONS
As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of Express Scripts stock, which is listed on the Nasdaq. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units, and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts stock awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger (see Note 3 - Changes in business).
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing, additional debt financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2014 or thereafter.
STOCK REPURCHASE PROGRAM
On March 6, 2013, the Board of Directors of Express Scripts approved a share repurchase program (the “2013 Share Repurchase Program”), authorizing the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program. As part of the 2013 Share Repurchase Program, on December 9, 2013, we executed the 2013 ASR Program (as defined and discussed below).
Including the shares repurchased through the 2013 ASR Program, we repurchased 60.4 million shares for $3,905.3 million during the year ended December 31, 2013. Repurchases during the second quarter included 1.2 million shares of common stock for an aggregate purchase price of $68.4 million that were held on behalf of participants who acquired such shares upon the consummation of the Merger as a result of conversion of Medco shares previously held in Medco’s 401(k) plan. As previously announced, the Express Scripts 401(k) Plan no longer offers an investment fund option consisting solely of shares of Express Scripts common stock, and previously held shares were to be sold on or about the first anniversary of the Merger. This repurchase was not considered part of the 2013 Share Repurchase Program. As of December 31, 2013, there were 15.8 million shares remaining under the 2013 Share Repurchase Program, including shares repurchased under the 2013 ASR Program. Additional share repurchases, if any, will be made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash.
ESI had a stock repurchase program, originally announced on October 25, 1996. In addition to the shares repurchased through the 2011 ASR Agreement (defined below), ESI repurchased 13.0 million shares under its existing stock repurchase program during the second quarter of 2011 for $765.7 million.
Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. See Note 9 - Common stock.
ACCELERATED SHARE REPURCHASE
On December 9, 2013, as part of our 2013 Share Repurchase Program, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “2013 ASR Program”) under an Accelerated Share Repurchase agreement (the “2013 ASR Agreement”). Under the terms of the 2013 ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represents, based on the closing share price of our common stock on Nasdaq on December 9, 2013, approximately 90% of the $1,500.0 million amount of the 2013 ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received will be determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the 2013 ASR Program less a discount granted under the ASR Agreement. The 2013 ASR Program will be completed in the second quarter of 2014, subject to the right of the investment bank to accelerate the settlement of the program.
Upon settlement of the 2013 ASR Program, we may receive additional shares, including for the remaining 10% of the $1,500.0 million amount of the 2013 ASR Program, or we may be required to pay additional cash for the initial shares received or re-deliver shares (at our option), based on the forward price beginning after the effective date of the 2013 ASR Agreement and ending on or about May 5, 2014, subject to the right of the investment bank to accelerate settlement of the 2013 ASR Agreement. Under the terms of the contract, the maximum number of shares that could be delivered by us is 44.7 million. If the 2013 ASR Program had been settled as of December 31, 2013, based on the VWAP since the effective date of the agreement, the investment bank would have been required to deliver an additional 2.3 million shares to us. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because their effect was anti-dilutive.
The 2013 ASR Agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the 2013 ASR Program. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the 2013 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2013 ASR Agreement.
On May 27, 2011, ESI entered into agreements to repurchase shares of its common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase agreement (the “2011 ASR Agreement”). The 2011 ASR Agreement consisted of two agreements providing for the repurchase of shares of ESI’s common stock worth $1,000.0 million and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, ESI received 29.4 million shares of ESI’s common stock at a price of $59.53 per share. During the third quarter of 2011, we settled the $1,000.0 million portion of the 2011 ASR Agreement and received 1.9 million shares at a final forward price of $53.51 per share. During the fourth quarter of 2011, we settled $725.0 million of the $750.0 million portion of the 2011 ASR Agreement and received 2.1 million shares at a weighted-average final forward price of $50.69.
On April 27, 2012, we settled the remaining portion of the 2011 ASR Agreement and received 0.1 million additional shares, resulting in a total of 33.5 million shares received under the 2011 ASR Agreement. See Note 9 - Common stock for more information on the terms of the 2011 ASR Agreement.
SENIOR NOTES
Following the consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco are reported as debt obligations of Express Scripts on a consolidated basis.
In February 2012, we issued $3,500.0 million of senior notes, including:

•	$1,000.0 million aggregate principal amount of 2.100% senior notes due 2015

•	$1,500.0 million aggregate principal amount of 2.650% senior notes due 2017

•	$1,000.0 million aggregate principal amount of 3.900% senior notes due 2022
The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 - Changes in business).
On November 14, 2011, we issued $4,100.0 million of senior notes, including:

•	$900.0 million aggregate principal amount of 2.750% senior notes due 2014

•	$1,250.0 million aggregate principal amount of 3.500% senior notes due 2016

•	$1,250.0 million aggregate principal amount of 4.750% senior notes due 2021

•	$700.0 million aggregate principal amount of 6.125% senior notes due 2041
The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 - Changes in business).

On May 2, 2011, ESI issued $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016. ESI used the proceeds to repurchase treasury shares.
On September 10, 2010, Medco issued $1,000.0 million of senior notes, including:

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020
Medco used the net proceeds for general corporate purposes.
On June 9, 2009, ESI issued $2,500.0 million of senior notes, including:

•	$1,000.0 million aggregate principal amount of 5.250% senior notes due 2012

•	$1,000.0 million aggregate principal amount of 6.250% senior notes due 2014

•	$500.0 million aggregate principal amount of 7.250% senior notes due 2019
ESI used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business. On June 15, 2012, $1,000.0 million aggregate principal amount of the 5.250% senior notes due 2012 matured and were redeemed. On March 29, 2013, $1,000.0 million aggregate principal amount of the 6.250% senior notes due 2014 were redeemed.
On March 18, 2008, Medco issued $1,500.0 million of senior notes, including:

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018
Medco used the net proceeds to reduce debts held on Medco’s revolving credit facility. On March 18, 2013, $300.0 million aggregate principal amount of the 6.125% senior notes due 2013 matured and were redeemed.
In August 2003, Medco issued $500.0 million aggregate principal amount of 7.250% senior notes due 2013 (the “August 2003 Senior Notes”). On May 7, 2012, the Company redeemed the August 2003 Senior Notes. Total cash payments related to these notes were $549.4 million comprised of principal, redemption costs and interest.
See Note 7 - Financing for more information on our Senior Notes borrowings.
BANK CREDIT FACILITY
On August 29, 2011, we entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration paid in connection with the Merger, as discussed in Note 3 - Changes in business, to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of December 31, 2013, no amounts were drawn under the revolving facility. The Company makes quarterly principal payments on the term facility. Additionally, during the fourth quarter of 2012, the Company paid down $1,000.0 million of the term facility. As of December 31, 2013, $2,000.0 million was outstanding under the term facility with an average interest rate of 1.92%, of which $684.2 million is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement.
Our credit agreements contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2013, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.
See Note 7 - Financing for more information on our credit facilities.

BRIDGE FACILITY
On August 5, 2011, ESI entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14,000.0 million bridge term loan facility (the “bridge facility”). No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, the bridge facility was terminated.
See Note 7 - Financing for more information on the bridge facility.
FIVE-YEAR CREDIT FACILITY
On April 30, 2007, Medco entered into a senior unsecured credit agreement, which was available for general working capital requirements. The facility consisted of an $1,000.0 million, 5-year senior unsecured term loan and a $2,000.0 million, 5-year senior unsecured revolving credit facility. The facility was due to mature on April 30, 2012. Medco refinanced the $2,000.00 million senior unsecured revolving credit facility on January 23, 2012. Upon completion of the Merger, the $1,000.0 million senior unsecured term loan and all associated interest, and the $1,000.0 million then outstanding under the senior unsecured revolving credit facility, were repaid in full and terminated.
See Note 7 - Financing for more information on the five-year credit facility.
ACCOUNTS RECEIVABLE FINANCING FACILITY
Upon consummation of the Merger, Express Scripts assumed a $600.0 million, 364-day renewable accounts receivable financing facility that was collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. On September 21, 2012, Express Scripts terminated the facility and repaid all amounts drawn down.
See Note 7 - Financing for more information on the accounts receivable financing facility.
INTEREST RATE SWAP
Medco entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200.0 million of Medco’s $500.0 million of 7.250% senior notes due 2013 to variable interest rate debt. Under the terms of these swap agreements, Medco received a fixed rate of interest of 7.250% on $200.0 million and paid variable interest rates based on the six-month LIBOR plus a weighted-average spread of 3.050%. The payment dates under the agreements coincided with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received was included in interest expense. These swaps were settled on May 7, 2012. Express Scripts received $10.1 million for settlement of the swaps and the associated accrued interest receivable through May 7, 2012 and recorded a loss of $1.5 million related to the carrying amount of the swaps and bank fees.
See Note 7 - Financing for more information on the interest rate swap.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2013, future minimum lease payments due under noncancellable operating leases of our continuing operations and purchase commitments (in millions):

	Payments Due by Period as of December 31, 2013
	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt(1)	$17,006.9	$2,057.8	$6,394.6	$3,244.4	$5,310.1
Future minimum operating lease payments	366.1	85.0	114.6	81.0	85.5
Future minimum capital lease payments	43.4	14.4	28.8	0.2	—
Purchase commitments(2)	610.7	425.3	160.1	25.3	—
Total contractual cash obligations	$18,027.1	$2,582.5	$6,698.1	$3,350.9	$5,395.6

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

The gross liability for uncertain tax positions which could result in future payments is $516.6 million and $500.8 million as of December 31, 2013 and 2012, respectively. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $5,440.6 million and $5,936.5 million as of December 31, 2013 and 2012, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.
IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2013, we had $2,000.0 million of gross obligations, or $8.6 million net of cash, which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $20.0 million (pre-tax), assuming that obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts Holding Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Express Scripts Holding Company and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 20, 2014

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED BALANCE SHEET

	December 31,
(in millions)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,991.4	$2,793.1
Restricted cash and investments	22.8	19.6
Receivables, net	4,022.9	5,425.8
Inventories	1,871.1	1,652.1
Deferred taxes	455.4	400.6
Prepaid expenses and other current assets	96.8	194.3
Current assets of discontinued operations	31.0	271.4
Total current assets	8,491.4	10,756.9
Property and equipment, net	1,658.9	1,632.1
Goodwill	29,305.4	29,320.4
Other intangible assets, net	14,015.6	16,037.9
Other assets	76.9	56.1
Noncurrent assets of discontinued operations	—	307.8
Total assets	$53,548.2	$58,111.2
Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$6,767.8	$7,440.0
Accounts payable	2,900.0	2,898.9
Accrued expenses	1,982.2	1,632.9
Current maturities of long-term debt	1,584.0	934.9
Current liabilities of discontinued operations	1.3	150.7
Total current liabilities	13,235.3	13,057.4
Long-term debt	12,363.0	14,980.1
Deferred taxes	5,440.6	5,936.5
Other liabilities	664.4	692.9
Noncurrent liabilities of discontinued operations	0.1	48.6
Total liabilities	31,703.4	34,715.5
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 834.0 and 818.1, respectively; shares outstanding: 773.6 and 818.1, respectively	8.3	8.2
Additional paid-in capital	21,809.9	21,289.7
Accumulated other comprehensive income	11.7	18.9
Retained earnings	3,912.8	2,068.2
	25,742.7	23,385.0
Common stock in treasury at cost, 60.4 and zero shares, respectively	(3,905.3)	—
Total Express Scripts stockholders’ equity	21,837.4	23,385.0
Non-controlling interest	7.4	10.7
Total stockholders’ equity	21,844.8	23,395.7
Total liabilities and stockholders’ equity	$53,548.2	$58,111.2
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011
Revenues(1)	$104,098.8	$93,714.3	$46,128.3
Cost of revenues(1)	95,966.4	86,402.4	42,918.4
Gross profit	8,132.4	7,311.9	3,209.9
Selling, general and administrative	4,580.7	4,518.0	895.5
Operating income	3,551.7	2,793.9	2,314.4
Other (expense) income:
Equity income from joint venture	32.8	14.9	—
Interest income	41.9	10.6	12.4
Interest expense and other	(596.1)	(619.0)	(299.7)
	(521.4)	(593.5)	(287.3)
Income before income taxes	3,030.3	2,200.4	2,027.1
Provision for income taxes	1,104.0	838.0	748.6
Net income from continuing operations	1,926.3	1,362.4	1,278.5
Net loss from discontinued operations, net of tax	(53.6)	(32.3)	—
Net income	1,872.7	1,330.1	1,278.5
Less: Net income attributable to non-controlling interest	28.1	17.2	2.7
Net income attributable to Express Scripts	$1,844.6	$1,312.9	$1,275.8
Weighted-average number of common shares outstanding during the period:
Basic	808.6	731.3	500.9
Diluted	821.6	747.3	505.0
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$2.35	$1.84	$2.55
Discontinued operations attributable to Express Scripts	(0.07)	(0.04)	—
Net earnings attributable to Express Scripts	2.28	1.80	2.55
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$2.31	$1.80	$2.53
Discontinued operations attributable to Express Scripts	(0.07)	(0.04)	—
Net earnings attributable to Express Scripts	2.25	1.76	2.53
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$1,898.2	$1,345.2	$1,275.8
Discontinued operations, net of tax	(53.6)	(32.3)	—
Net income attributable to Express Scripts shareholders	$1,844.6	$1,312.9	$1,275.8

(1)	Includes retail pharmacy co-payments of $12,620.3, $11,668.6 and $5,786.6 for the years ended December 31, 2013, 2012 and 2011, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2013	2012	2011
Net income	$1,872.7	$1,330.1	$1,278.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(7.2)	1.9	(2.8)
Comprehensive income	1,865.5	1,332.0	1,275.7
Less: Comprehensive income attributable to non-controlling interests	28.1	17.2	2.7
Comprehensive income attributable to Express Scripts	$1,837.4	$1,314.8	$1,273.0
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling interest	Total
Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$—	$3,606.6
Net income	—	—	—	—	1,275.8	—	2.7	1,278.5
Other comprehensive loss	—	—	—	(2.8)	—	—	—	(2.8)
Treasury stock acquired	—	—	—	—	—	(2,515.7)	—	(2,515.7)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	0.5	—	(11.6)	—	—	8.4	—	(3.2)
Amortization of unearned compensation under employee plans	—	—	48.8	—	—	—	—	48.8
Exercise of stock options	—	—	18.3	—	—	17.6	—	35.9
Tax benefit relating to employee stock compensation	—	—	28.3	—	—	—	—	28.3
Distributions to non-controlling interest	—	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$1.6	$2,475.3
Net income	—	—	—	—	1,312.9	—	17.2	1,330.1
Other comprehensive income	—	—	—	1.9	—	—	—	1.9
Cancellation of treasury shares in connection with Merger activity	(204.7)	(2.0)	(728.5)	—	(5,890.3)	6,620.8	—	—
Issuance of common shares in connection with Merger activity	318.0	3.2	18,841.6	—	—	—	—	18,844.8
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	14.1	0.1	(104.8)	—	—	—	—	(104.7)
Amortization of unearned compensation under employee plans	—	—	410.0	—	—	—	—	410.0
Exercise of stock options	—	—	387.9	—	—	13.2	—	401.1
Tax benefit relating to employee stock compensation	—	—	45.3	—	—	—	—	45.3
Distributions to non-controlling interest	—	—	—	—	—	—	(8.1)	(8.1)
Balance at December 31, 2012	818.1	$8.2	$21,289.7	$18.9	$2,068.2	$—	$10.7	$23,395.7
Net income	—	—	—	—	1,844.6	—	28.1	1,872.7
Other comprehensive loss	—	—	—	(7.2)	—	—	—	(7.2)
Treasury stock acquired	—	—	(149.9)	—	—	(3,905.3)	—	(4,055.2)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	15.9	0.1	(49.7)	—	—	—	—	(49.6)
Amortization of unearned compensation under employee plans	—	—	164.7	—	—	—	—	164.7
Exercise of stock options	—	—	524.0	—	—	—	—	524.0
Tax benefit relating to employee stock compensation	—	—	31.1	—	—	—	—	31.1
Distributions to non-controlling interest	—	—	—	—	—	—	(31.4)	(31.4)
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$1,872.7	$1,330.1	$1,278.5
Net loss from discontinued operations, net of tax	53.6	32.3	—
Net income from continuing operations	1,926.3	1,362.4	1,278.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,447.0	1,871.4	253.4
Deferred income taxes	(573.7)	(389.0)	137.8
Employee stock-based compensation expense	164.7	410.0	48.8
Other, net	29.2	70.5	97.1
Changes in operating assets and liabilities
Accounts receivable	1,254.0	345.7	(206.1)
Inventories	(218.9)	(515.0)	8.0
Other current and noncurrent assets	94.2	303.2	119.2
Claims and rebates payable	(672.2)	82.8	207.5
Accounts payable	15.9	963.1	271.4
Other current and noncurrent liabilities	302.4	246.0	(22.5)
Net cash provided by operating activities—continuing operations	4,768.9	4,751.1	2,193.1
Net cash (used in) provided by operating activities—discontinued operations	(11.4)	30.5	—
Net cash flows provided by operating activities	4,757.5	4,781.6	2,193.1
Cash flows from investing activities:
Purchases of property and equipment	(423.0)	(160.2)	(144.4)
Proceeds from the sale of business	356.9	61.5	—
Acquisitions, net of cash acquired	(14.5)	(10,326.0)	—
Other	10.6	(4.0)	20.5
Net cash used in investing activities—continuing operations	(70.0)	(10,428.7)	(123.9)
Acquisitions, cash acquired—discontinued operations	—	42.4	—
Net cash used in investing activities—discontinued operations	(2.1)	(5.4)	—
Net cash used in investing activities	(72.1)	(10,391.7)	(123.9)
Cash flows from financing activities:
Treasury stock acquired	(4,055.2)	—	(2,515.7)
Repayment of long-term debt	(1,931.6)	(3,868.5)	(0.1)
Net proceeds from employee stock plans	466.0	326.0	32.2
Excess tax benefit relating to employee stock-based compensation	42.7	45.3	28.3
Distributions paid to non-controlling interest	(31.7)	(8.1)	(1.1)
Proceeds from long-term debt, net of discounts	—	7,458.9	5,580.3
Repayment of revolving credit line, net	—	(1,000.0)	—
Proceeds from accounts receivable financing facility	—	600.0	—
Repayment of accounts receivable financing facility	—	(600.0)	—
Deferred financing fees	—	(103.2)	(91.6)
Other	15.0	—	(2.9)
Net cash (used in) provided by financing activities—continuing operations	(5,494.8)	2,850.4	3,029.4
Net cash used in financing activities—discontinued operations	—	(26.8)	—
Net cash (used in) provided by financing activities	(5,494.8)	2,823.6	3,029.4
Effect of foreign currency translation adjustment	(5.7)	2.0	(2.2)
Less cash decrease (increase) attributable to discontinued operations	13.4	(42.5)	—
Net (decrease) increase in cash and cash equivalents	(801.7)	(2,827.0)	5,096.4
Cash and cash equivalents at beginning of year	2,793.1	5,620.1	523.7
Cash and cash equivalents at end of year	$1,991.4	$2,793.1	$5,620.1
Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$1,648.4	$1,164.0	$487.3
Interest	548.1	587.3	181.6
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
Organization and operations. On April 2, 2012, Express Scripts, Inc. (“ESI”) consummated a merger (the “Merger”) with Medco Health Solutions, Inc. (“Medco”) and both ESI and Medco became wholly-owned subsidiaries of Express Scripts Holding Company (the “Company” or “Express Scripts”). “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for all periods prior to April 1, 2012. However, references to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
We are the largest full-service pharmacy benefit management (“PBM”) company in the United States, providing healthcare management and administration services on behalf of clients that include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include retail network pharmacy administration, home delivery pharmacy services, benefit design consultation, drug utilization review, drug formulary management, clinical solutions to improve health outcomes, Medicare Part D, Medicaid and Public Exchange offerings, specialty pharmacy services, fertility services to providers and patients, administration of a group purchasing organization and consumer health and drug information. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines. During the second quarter of 2012, we reorganized our international retail network pharmacy administration business (which was substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment. Segment disclosures for all years presented have been revised for comparability (see Note 13 - Segment information).
Basis of presentation. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies 20% to 50% owned are accounted for under the equity method. Certain amounts in prior years have been reclassified to conform to the current year presentation. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.
Dispositions. On December 3, 2012, we completed the sale of our PolyMedica Corporation (“Liberty”) line of business. We retain certain cash flows associated with Liberty following the sale which preclude classification of this business as a discontinued operation. On September 14, 2012, we completed the sale of our ConnectYourCare (“CYC”) line of business. Due to immateriality, it has not been included in discontinued operations.
On December 4, 2012, we completed the sale of our Europa Apotheek Venlo B.V. (“EAV”) line of business. On June 7, 2013, we completed the sale of the portion of our United BioSource LLC (“UBC”) business which primarily provided technology solutions and publications for biopharmaceutical companies. On July 1, 2013, we completed the sale of the portion of our UBC business related to providing health economics, outcomes research, data analytics and market access services. On August 15, 2013, we completed the sale of the portion of our UBC business related to specialty services for pre-market trials. On November 1, 2013, we completed the sale of our acute infusion therapies line of business. During 2012, we determined that our operations in Europe (“European operations”) were not core to our future operations and committed to a plan to dispose of this business. These lines of business are classified as discontinued operations.
In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. For all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows (see Note 4 - Dispositions).
Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $684.4 million and $545.3 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses, as appropriate, at December 31, 2013 and 2012, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.
We have restricted cash and investments in the amount of $22.8 million and $19.6 million at December 31, 2013 and 2012, respectively. These amounts consist of investments and cash, which include employers’ pre-funding amounts, amounts restricted for state insurance licensure purposes and amounts restricted for the group purchasing organization.
Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of each period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the billable amount that is applied to the claim at the time of adjudication. That calculation is completed based on the pricing setup agreed upon with each client. Estimates are adjusted to actual at the time of billing. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2013 and 2012, unbilled receivables were $2,618.3 million and $1,792.0 million, respectively. Unbilled receivables are typically billed to clients within 30 days based on the contractual billing schedule agreed upon with the client.
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
As of December 31, 2013 and 2012, we have an allowance for doubtful accounts for continuing operations of $202.2 million and $132.5 million, respectively. As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 4.8% and 2.4% at December 31, 2013 and 2012, respectively. The increase in the allowance for doubtful accounts is driven by the current status of aged balances of certain of our products and services that tend to have longer collection periods.
The Company is a provider to State of Illinois employees. As of December 31, 2013 and 2012, the Company had an outstanding receivable balance of approximately $320.1 million and $308.4 million, respectively, from the State of Illinois. The Company has not recorded a reserve against this receivable, as it is associated with a State, which continues to make payments. The Company believes that the full receivable balance will be realized.
Inventories. Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or market.
Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of 7 years for furniture and 3 years to 5 years for equipment and purchased computer software. Buildings are amortized on a straight-line basis over estimated useful lives of 10 to 35 years. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. Amortization of the capitalized amounts commences on the date placed into production and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than 5 years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $205.0 million in 2013, $137.6 million in 2012 and $26.2 million in 2011.
Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2013 and 2012 were recorded in other noncurrent assets on our consolidated balance sheet (see Note 2 - Fair value measurements).

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, totaling $18.7 million and $15.8 million at December 31, 2013 and 2012, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 10 - Employee benefit plans and stock-based compensation plans. Net gain (loss) recognized on the trading portfolio was $1.2 million, $1.0 million and $(0.1) million in 2013, 2012 and 2011, respectively.
Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available for sale at December 31, 2013 or 2012.
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
During 2012, we recorded impairment charges of $9.5 million of intangible assets as a result of a change in business environment and our plan to dispose of EAV. Furthermore, we recorded an impairment charge totaling $23.0 million as a result of our plan to dispose of Liberty (see Note 4 - Dispositions and Note 6 - Goodwill and other intangibles).
Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. Guidance related to goodwill impairment testing provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. If we perform a qualitative assessment, the Company considers various events and circumstances when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary.
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
For our 2013 impairment test, we did not perform a qualitative assessment for any of our reporting units, and instead began with Step 1 of the goodwill impairment analysis. No impairment existed for any of our reporting units at December 31, 2013 or 2012.
During 2013, we wrote off $32.9 million of goodwill based on a reassessment of the carrying values of assets and liabilities within our acute infusion therapies line of business (see Note 6 - Goodwill and other intangibles).
During 2012, we wrote off $2.0 million of goodwill based on a reassessment of the carrying values of assets and liabilities within EAV’s line of business (see Note 6 - Goodwill and other intangibles).
Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with WellPoint, Inc. (“WellPoint”) under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco are being amortized using a modified pattern of benefit method over an estimated useful life of 2 to 16 years, respectively. The customer contract related to our asset acquisition of the SmartD Medicare Prescription Drug Plan is being amortized over an estimated useful life of 10 years. All other intangible assets, excluding legacy ESI trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles, 10 years for trade names and 2 to 30 years for other intangible assets (see Note 6 - Goodwill and other intangibles).
The amount of other intangible assets reported is net of accumulated amortization of $4,088.0 million and $2,156.2 million at December 31, 2013 and 2012, respectively. Amortization expense for our continuing operations for other intangible assets, excluding deferred financing fees, recorded in selling, general and administrative expense (“SG&A”) was $1,904.2 million, $1,474.4 million and $40.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. In accordance with applicable accounting guidance, amortization expense for customer contracts related to the PBM agreement has been included as an offset to revenue in the amount of $114.0 million for each of the years ended December 31, 2013, 2012 and 2011. Amortization expense for deferred financing fees included in interest expense was $19.6 million, $43.6 million and $81.0 million in 2013, 2012 and 2011, respectively. In 2012 and 2011, these amounts include fees incurred related to the termination or partial termination of bridge loan financing in connection with business combinations in process during each respective period.
Self-insurance accruals. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 12 - Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.
Fair value of financial instruments. The carrying value of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using the current rates offered to us for debt with similar maturity (see Note 2 - Fair value measurements).
Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).
Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when drugs are shipped. At the time of shipment, our earnings process is complete; the obligation of our customer to pay for the drugs is fixed and, due to the nature of the product, the member may not return the drugs or receive a refund.
Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs; bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions; and providing fertility services to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.
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
In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $12,620.3 million, $11,668.6 million and $5,786.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, are included in revenues and cost of revenues. Retail pharmacy co-payments increased in the years ended December 31, 2013 and 2012 as compared to 2011 due to the Merger.
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
At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the billable amount that is applied to the claim at the time of adjudication. That calculation is completed based on the pricing setup agreed upon with each client. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed; historically, these adjustments have not been material.
In accordance with applicable accounting guidance, amortization expense for customer contracts related to the PBM agreement has been included as an offset to revenue in the amount of $114.0 million for each of the years ended December 31, 2013, 2012 and 2011.
Revenues from our Other Business Operations segment are earned from the distribution of pharmaceuticals and medical supplies to providers and clinics, performance-oriented fees paid by Specialty Pharmacy manufacturers, revenues from late-stage clinical trials, risk management and drug safety services associated with UBC and other non-product related revenues.
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
Our UBC subsidiary provides services to pharmaceutical and biotechnology companies related to late-stage clinical trials, risk management and drug safety. These services are typically performed over several months and include general project management services in addition to specific deliverables. Revenue related to their services is recognized as these services are performed.
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
The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses on the consolidated balance sheet. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to revenues with a corresponding receivable from or payable to CMS reflected on the consolidated balance sheet.
In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Non-low-income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. If there is cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, a component of revenues on the consolidated statement of operations.
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
Cost of revenues. Cost of revenues includes product costs, network pharmacy claims costs, co-payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “Revenue recognition” and “Rebate accounting”).
Surescripts. Surescripts enables physicians to securely access health information when caring for their patients through a fast and efficient health exchange. ESI and Medco each retained a one-sixth ownership in Surescripts, resulting in a combined one-third ownership in Surescripts. Due to the increased ownership percentage following the Merger, we account for the investment in Surescripts using the equity method. See Note 3 - Changes in business for further information.
Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 8 - Income taxes.

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
See Note 10 - Employee benefit plans and stock-based compensation plans for more information regarding stock-based compensation plans.
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
Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. As allowed under applicable accounting guidance, actual gains and losses on invested assets and net actuarial gains and losses are recorded into net income in the period incurred.
See Note 11 - Pension and other post-retirement benefits for more information regarding pension plans.
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

	2013(1)	2012	2011
Weighted-average number of common shares outstanding during the period – Basic	808.6	731.3	500.9
Dilutive common stock equivalents:(2)
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	13.0	16.0	4.1
Weighted-average number of common shares outstanding during the period – Diluted(3)	821.6	747.3	505.0

(1)
The increase in the weighted-average number of common shares outstanding for the year ended December 31, 2013 used for both Basic and Diluted EPS resulted primarily from the issuance of 318.0 million shares in connection with the Merger and the issuance of 13.4 million shares from option exercises and restricted stock unit distributions related to awards converted in the Merger, partially offset by the repurchase of 60.4 million of treasury shares for the year ended December 31, 2013. The increase in the weighted-average number of common shares outstanding for the year ended December 31, 2012 used for both Basic and Diluted EPS resulted primarily from the issuance of 318.0 million shares in connection with the Merger and the issuance of 13.2 million shares from option exercises and restricted stock unit distributions related to awards converted in the Merger.

(2)
Dilutive common stock equivalents exclude the 2.3 million shares that we would receive if the 2013 Accelerated Share Repurchase Agreement discussed in Note 9 - Common stock was settled as of December 31, 2013. These were excluded because their effect was anti-dilutive.

(3)	Excludes awards of 3.5 million, 5.9 million and 3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These were excluded because their effect was anti-dilutive.
Foreign currency translation. The financial statements of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (credit balances of $11.7 million and $18.9 million at December 31, 2013 and 2012, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

Comprehensive income. In addition to net income, comprehensive income (net of taxes) includes foreign currency translation adjustments. We recognized foreign currency translation adjustments of $(7.2) million, $1.9 million and $(2.8) million for the years ending December 31, 2013, 2012 and 2011, respectively.
New accounting guidance. In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the presentation of an unrecognized tax benefit when a loss or credit carryforward exists. This statement is effective for financial statements issued for annual periods beginning after December 15, 2013, with early adoption permitted. Adoption of the standard is not expected to impact our financial position, results of operations, or cash flows.
In February 2013, the FASB issued authoritative guidance containing changes to the presentation of amounts reclassified out of accumulated other comprehensive income. This statement is effective for financial statements issued for annual periods beginning after December 15, 2012. Adoption of the standard impacts the presentation of certain information within the consolidated financial statements, but will not impact our consolidated financial position, consolidated results of operations or consolidated cash flows. The Company has not reclassified amounts out of accumulated other comprehensive income; as such, no additional information is presented for the years ended December 31, 2013, 2012 or 2011.
2. Fair value measurements
FASB guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $845.2 million and $1,572.3 million, restricted cash and investments of $22.8 million and $19.6 million, and trading securities (included in other assets) of $18.7 million and $15.8 million, at December 31, 2013 and 2012, respectively. These assets are carried at fair value based on quoted market prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
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

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,378.5	$1,420.4	$1,417.2	$1,497.3
6.125% senior notes due 2013	—	—	303.3	303.0
	1,378.5	1,420.4	1,720.5	1,800.3
June 2009 Senior Notes
6.250% senior notes due 2014	—	—	998.7	1,076.4
7.250% senior notes due 2019	497.9	607.8	497.6	645.1
	497.9	607.8	1,496.3	1,721.5
September 2010 Senior Notes
2.750% senior notes due 2015	506.9	514.9	510.9	522.4
4.125% senior notes due 2020	506.8	519.7	507.6	546.1
	1,013.7	1,034.6	1,018.5	1,068.5
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.0	1,566.2	1,495.8	1,590.2

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,324.4	1,249.7	1,347.8
4.750% senior notes due 2021	1,241.2	1,325.4	1,240.3	1,425.7
2.750% senior notes due 2014	899.7	917.1	899.4	930.8
6.125% senior notes due 2041	698.4	801.0	698.4	894.6
	4,089.1	4,367.9	4,087.8	4,598.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,490.7	1,548.0	1,487.9	1,559.6
2.100% senior notes due 2015	998.1	1,014.4	996.5	1,023.7
3.900% senior notes due 2022	981.9	1,003.4	980.0	1,073.3
	3,470.7	3,565.8	3,464.4	3,656.6
Total	$11,946.9	$12,562.7	$13,283.3	$14,436.0
The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair value of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair value of our liabilities.
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
The following unaudited pro forma information presents a summary of Express Scripts’ combined results of continuing operations for the years ended December 31, 2012 and 2011 as if the Merger and related financing transactions had occurred at January 1, 2011. The following pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses:

	Year Ended December 31,
(in millions, except per share data)	2012	2011
Total revenues	$109,639.2	$115,463.4
Net income attributable to Express Scripts	1,345.5	719.8
Basic earnings per share from continuing operations	1.69	0.88
Diluted earnings per share from continuing operations	$1.66	$0.87
Pro forma net income for the year ended December 31, 2011 includes total non-recurring amounts of $1,192.2 million related to severance payments, accelerated stock-based compensation and transaction and integration costs incurred in connection with the Merger.
The Merger was accounted for under the acquisition method of accounting with ESI treated as the acquirer for accounting purposes. The purchase price was allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition.
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
A portion of the excess of purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of $15,935.0 million with an estimated weighted-average amortization period of 16 years. Additional intangible assets consist of trade names in the amount of $273.0 million with an estimated weighted-average amortization period of 10 years and miscellaneous intangible assets of $8.7 million with an estimated weighted-average amortization period of 5 years. The acquired intangible assets have been valued using an income approach and are being amortized on a basis that approximates the pattern of benefit.
The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $23,965.6 million. The majority of the goodwill recognized as part of the Merger is reported under our PBM segment and reflects our expected synergies from combining operations, such as improved economies of scale and cost savings. Goodwill recognized is not expected to be deductible for income tax purposes and is not amortized.
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
ESI and Medco each retained a one-sixth ownership in Surescripts, resulting in a combined one-third ownership in Surescripts. Due to the increased ownership percentage following the Merger, we account for the investment in Surescripts using the equity method and have recorded equity income of $32.8 million and $14.9 million for the years ended December 31, 2013 and 2012, respectively. Our investment in Surescripts (approximately $30.2 million and $11.9 million as of December 31, 2013 and 2012, respectively) is recorded in “Other assets” in our consolidated balance sheet.

4. Dispositions
During 2012 and 2013, we determined various businesses were no longer core to our future operations and committed to a plan to dispose of these businesses. As a result, during 2013 we sold our acute infusion therapies line of business and various portions of our UBC line of business and during 2012 we sold EAV, Liberty and CYC. In accordance with applicable accounting guidance, we have also determined our European operations to be classified as held for sale. Prior to the sales of our acute infusion therapies line of business, EAV and Liberty, goodwill and intangible impairment charges were recorded. Below is a summary of 2013 and 2012 charges associated with these businesses and the impact to our consolidated statement of operations:

	December 31, 2013		December 31, 2012
(in millions)	Gain recorded upon sale	Goodwill & Intangible Impairments	Gain recorded upon sale	Goodwill & Intangible Impairments
EAV	$—	$—	$3.7	$(11.5)
Disposed UBC operations
Technology solutions and publications for biopharmaceutical companies	18.3	—	—	—
Health economics, outcomes research, data analytics and market access services	11.4	—	—	—
Specialty services for pre-market trials	22.1	—	—	—
Acute infusion therapies line of business	0.5	(32.9)	—	—
Recorded in net loss from discontinued operations, net of tax	$52.3	$(32.9)	$3.7	$(11.5)

Liberty	$—	$—	$0.5	$(23.0)
CYC(1)	3.5	—	14.3	—
Recorded in selling, general and administrative	$3.5	$—	$14.8	$(23.0)

Total disposition charges	$55.8	$(32.9)	$18.5	$(34.5)
(1) Reflects the settlement of certain working capital balances in 2013.
Sale of our acute infusion therapies line of business. On November 1, 2013, we completed the sale of our acute infusion therapies line of business, which was included within our PBM segment before being classified as a discontinued operation as of September 30, 2013. During the fourth quarter of 2013, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $0.5 million. The gain is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2013.
In 2013, in connection with entering into an agreement for the sale of the business, an impairment in the value of the related goodwill was identified. The impairment charge, which totaled $32.9 million, was recorded and reflects goodwill impairment and the subsequent write-down to fair market value. The fair value was determined utilizing the contracted sales price of the business (Level 2). The impairment charge is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2013.
Sale of portions of UBC. On August 15, 2013, we completed the sale of the portion of our UBC business related to specialty services for pre-market trials located in Wayne, Pennsylvania. During the third quarter of 2013, we recognized a gain on the sale of this business which totaled $22.1 million. On July 1, 2013, we completed the sale of the portion of our UBC business related to providing health economics, outcomes research, data analytics and market access services located in Bethesda, Maryland. During the third quarter of 2013, we recognized a gain on the sale of this business which totaled $11.4 million. On June 7, 2013, we completed the sale of the portion of our UBC business which primarily provided technology solutions and publications for biopharmaceutical companies located in Horsham, United Kingdom. During the second quarter of 2013, we recognized a gain on the sale of this business which totaled $18.3 million. The gains on these businesses are included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2013. Our disposed UBC operations were included within our Other Business Operations segment before being classified as discontinued operations as of December 31, 2012.

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
In 2012, the Company determined it was necessary to reassess carrying values of EAV’s assets and liabilities based on a change in business environment related to an adverse court ruling by the German high court in August 2012 and the expected disposal of EAV as a result of the ruling (Level 2). Based on the assessment, we recorded impairment charges associated with this line of business totaling $11.5 million to reflect the write-down of $2.0 million of goodwill and $9.5 million of intangible assets. These charges are included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2012.
Sale of Liberty. On December 3, 2012, we completed the sale of our Liberty line of business, which is included within our Other Business Operations segment. Liberty sells diabetes testing supplies and is located in Port St. Lucie, Florida. Following the sale, Express Scripts will work as a back-end pharmacy supplier for portions of the Liberty business for a minimum of two years. Therefore, the Company retains certain cash flows associated with Liberty following the sale which preclude classification of this business as a discontinued operation. During the fourth quarter of 2012, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $0.5 million. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012.
In 2012, as a result of our plan to dispose of Liberty, an impairment charge totaling $23.0 million was recorded against intangible assets. The fair value was determined utilizing the contracted sales price of the business (Level 2). This charge is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012. The write-down was comprised of impairments to customer relationships with a carrying value of $24.2 million and trade names with a carrying value of $6.6 million.
From the date of Merger through the date of disposal, Liberty’s revenue totaled $323.9 million and operating loss totaled $32.3 million. As Liberty was sold in 2012, no associated assets or liabilities were held as of December 31, 2012.
Sale of CYC. On September 14, 2012, we completed the sale of our CYC line of business, which is included within our Other Business Operations segment. Upon completion of the sale, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $14.3 million. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012. During the first quarter of 2013, certain working capital balances were settled, resulting in a $3.5 million gain. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2013.
We determined that the results of operations for CYC for 2012 and 2011 were immaterial to both consolidated and segment results of operations, and we have therefore not presented these results separately as discontinued operations for the current or prior periods. Operating income (loss), including the gain associated with the sale, totaled $14.7 million and less than $(0.1) million for the years ended December 31, 2012 and 2011, respectively. Total assets for CYC as of December 31, 2011 were $36.9 million. The majority of these assets represented goodwill of $12.0 million and cash of $14.9 million. As these amounts represented less than 0.1% of total consolidated assets, the assets were not classified as held for sale within the consolidated balance sheet.
Held for sale classification of Europe. During the fourth quarter of 2012, we determined that our operations in Europe, which were included within our Other Business Operations segment, were not core to our future operations and committed to a plan to dispose of this business. As a result, this business was classified as discontinued as of December 31, 2012. Our European operations primarily consisted of clinical and specialty pharmacy management services. It is expected that our European operations will be shut down in the first half of 2014.

Select financial information. The results of operations for our acute infusion therapies line of business, portions of UBC, as defined above, EAV and our European operations are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations in accordance with applicable accounting guidance. As such, results of operations for the year ended December 31, 2013 and 2012 reflect these operations as discontinued. As the discontinued operations were acquired through the Merger, results of operations for the period beginning January 1, 2012 through April 1, 2012 do not include these operations in our accompanying consolidated statement of operations. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows. Finally, assets and liabilities of these businesses held were segregated in our accompanying consolidated balances sheet as of December 31, 2013 and 2012. The major components of assets and liabilities of these discontinued operations are as follows:

	December 31,
(in millions)	2013	2012
Current assets	$31.0	$271.4
Goodwill	—	127.9
Other intangible assets, net	—	157.4
Other assets	—	22.5
Total assets	$31.0	$579.2
Current liabilities	$1.3	$150.7
Deferred taxes	—	44.9
Other liabilities	0.1	3.7
Total liabilities	$1.4	$199.3
Select statement of operations information. Certain information with respect to discontinued operations, as defined above, for the years ended December 31, 2013 and 2012 is summarized below. There were no discontinued operations for the year ended December 31, 2011.

(in millions)	2013	2012
Revenues	$521.2	$702.3
Operating loss	(24.9)	(22.7)
Income tax expense from discontinued operations	(28.7)	(7.5)
Net loss from discontinued operations, net of tax	$(53.6)	$(32.3)
5. Property and equipment
Property and equipment of our continuing operations consists of the following:

	December 31,
(in millions)	2013	2012
Land and buildings	$215.8	$216.4
Furniture	71.6	66.6
Equipment(1)	707.5	542.5
Computer software	1,582.3	1,321.3
Leasehold improvements	173.4	179.1
Total property and equipment	2,750.6	2,325.9
Less accumulated depreciation(1)	(1,091.7)	(693.8)
Property and equipment, net	$1,658.9	$1,632.1
(1) Includes gross assets of $58.1 million and accumulated depreciation of $5.5 million related to capital lease assets as of December 31, 2013.
Depreciation expense for our continuing operations in 2013, 2012 and 2011 was $428.8 million, $283.0 million and $98.6 million, respectively. Internally developed software, net of accumulated amortization, for our continuing operations was $619.9 million and $743.5 million at December 31, 2013 and 2012, respectively. We capitalized $62.9 million of internally developed software during 2013.

In November 2012, we entered into a four-year capital lease for equipment to be used in our Fair Lawn, New Jersey facility, with a commencement date of January 1, 2013. The assets obtained with the capital lease are included in the Equipment line disclosed in the table above. As of December 31, 2013, the capitalized lease obligation was $42.0 million (see Note 12 - Commitments and contingencies).
Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation for our continuing operations was $10.1 million and $4.9 million at December 31, 2013 and 2012, respectively.
In the first quarter of 2011, we ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. We are currently in the process of closing this facility, which is scheduled to be completed in 2014.
6. Goodwill and other intangibles
The following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	December 31, 2013			December 31, 2012(1)
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM(2)	$29,315.4	$(107.4)	$29,208.0	$29,330.4	$(107.4)	$29,223.0
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,412.8	$(107.4)	$29,305.4	$29,427.8	$(107.4)	$29,320.4
Other intangible assets
PBM
Customer contracts(3)	$17,602.3	$(3,926.2)	$13,676.1	$17,672.7	$(2,038.3)	$15,634.4
Trade names	226.6	(39.0)	187.6	226.6	(16.7)	209.9
Miscellaneous(4)	111.6	(47.4)	64.2	121.6	(34.9)	86.7
	17,940.5	(4,012.6)	13,927.9	18,020.9	(2,089.9)	15,931.0
Other Business Operations
Customer relationships(5)	127.3	(69.2)	58.1	138.5	(63.2)	75.3
Trade names	35.8	(6.2)	29.6	34.7	(3.1)	31.6
	163.1	(75.4)	87.7	173.2	(66.3)	106.9
Total other intangible assets	$18,103.6	$(4,088.0)	$14,015.6	$18,194.1	$(2,156.2)	$16,037.9

(1)	Goodwill associated with the PBM now excludes discontinued operations of our acute infusion therapies line of business.

(2)	PBM goodwill associated with the Merger has been reduced by $12.7 million due to finalization of the purchase price allocation during the first quarter of 2013.

(3)
Changes in gross PBM customer contracts and related accumulated amortization reflect a decrease of $84.4 million related to the write-off of fully depreciated assets. Changes in PBM customer contracts also reflect an increase of $14.5 million related to the SmartD asset acquisition, as discussed below.

(4)
Changes in gross miscellaneous intangible assets and related accumulated amortization reflect a decrease of $10.0 million following the write-off of deferred financing fees related to the early repayment and the redemption of senior notes. See Note 7 - Financing for additional information.

(5)
Changes in gross customer relationships and related accumulated amortization reflect a decrease of $11.2 million. These balances reflect amounts written off and have no net impact on the net other intangible assets balance.

A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2011	$5,405.2	$80.5	$5,485.7
Acquisitions(1)	23,856.5	121.8	23,978.3
Discontinued operations(2)	(39.4)	(88.5)	(127.9)
Dispositions(3)	—	(14.0)	(14.0)
Foreign currency translation and other	0.7	(2.4)	(1.7)
Balance at December 31, 2012	$29,223.0	$97.4	$29,320.4
Purchase price allocation adjustment(4)	(12.7)	—	(12.7)
Foreign currency translation	(2.3)	—	(2.3)
Balance at December 31, 2013	$29,208.0	$97.4	$29,305.4

(1)	Represents the acquisition of Medco in April 2012.

(2)	Represents goodwill associated with the discontinued portions of UBC and our acute infusion therapies line of business.

(3)	Represents the disposition of $12.0 million of goodwill associated with the sale of CYC and the impairment of $2.0 million associated with EAV.

(4)	Goodwill associated with the Merger has been adjusted due to the finalization of the purchase price allocation during the first quarter of 2013.
The aggregate amount of amortization expense of other intangible assets for our continuing operations was $2,037.8 million, $1,632.0 million and $236.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2013 and 2012 includes $19.6 million and $43.6 million, respectively, of fees incurred, recorded in interest expense in the consolidated statement of operations, related to our debt instruments. Additionally, in accordance with applicable accounting guidance, amortization of $114.0 million for customer contracts related to the PBM agreement has been included as an offset to revenues for each of the years ended December 31, 2013, 2012 and 2011. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $1,767.8 million for 2014, $1,747.4 million for 2015, $1,740.2 million for 2016, $1,322.7 million for 2017 and $1,312.0 million for 2018. The weighted-average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 2 to 30 years years for other intangible assets.
In connection with an asset acquisition and the disposition of various businesses (see Note 4 - Dispositions), and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1 - Summary of significant accounting policies), we recorded various additions and charges, as described below.
Asset acquisition of SmartD. Our PBM gross customer contract balance as of December 31, 2013 includes an increase of $14.5 million. This new intangible asset has a useful life of 10 years and is the result of our asset acquisition of the SmartD Medicare Prescription Drug Plan (“PDP”) on September 1, 2013. The asset acquisition added 87,000 covered Medicare lives to our existing PDP offering.
Sale of acute infusion therapies line of business. In connection with entering into an agreement for the sale of the acute infusion therapies line of business, amounts previously classified in continuing operations have been reclassified to discontinued operations for the year ended December 31, 2012. Amounts reclassified as discontinued operations included goodwill of $39.4 million. During the year ended December 31, 2013, we recorded goodwill impairment charges associated with our acute infusion therapies line of business totaling $32.9 million. As a gain was recorded on the sale, the elimination of the remaining goodwill of $6.5 million was not recorded as an impairment.
Sale of portions of UBC. As a result of our determination that portions of the UBC business were not core to our future operations, amounts previously classified in continuing operations were reclassified to discontinued operations in 2012. Amounts reclassified as discontinued operations, and subsequently written off in connection with the sale of these lines of business throughout 2013, included goodwill of $88.5 million and intangible assets of $157.4 million. Intangible assets were comprised of customer relationships with a carrying value of $157.4 million (gross value of $181.4 million less accumulated amortization of $24.0 million). As a gain was recorded on the sale of these businesses, the elimination of these amounts was not recorded as an impairment.

Sale of EAV. In 2012, we recorded impairment charges associated with EAV totaling $11.5 million, which was comprised of $2.0 million of goodwill and $9.5 million of intangible assets and reflected fair value. The write-down of intangible assets was comprised of customer relationships with a carrying value of $3.6 million (gross value of $5.0 million less accumulated amortization of $1.4 million) and trade names with a carrying value of $5.9 million (gross value of $7.0 million less accumulated amortization of $1.1 million).
Sale of Liberty. In 2012, we recorded an impairment charge associated with Liberty totaling $23.0 million to reflect fair value. The write-down was comprised of customer relationships with a carrying value of $24.2 million (gross value of $35.0 million less accumulated amortization of $10.8 million) and trade names with a carrying value of $6.6 million (gross value of $7.0 million less accumulated amortization of $0.4 million). This charge was allocated to these assets on a pro rata basis using the carrying values as of September 30, 2012.
Sale of CYC. In 2012, we completed the sale of CYC, which was included in our Other Business Operations segment. In connection with the sale of this line of business, goodwill of $12.0 million and trade names of $0.7 million were eliminated upon the sale of the business. As a gain was recorded on the sale, the elimination of these amounts was not recorded as an impairment.

7. Financing
The Company’s debt, net of unamortized discounts and premiums, consists of:

	December 31,
(in millions)	2013	2012
Long-term debt:
March 2008 Senior Notes
7.125% senior notes due 2018	$1,378.5	$1,417.2
6.125% senior notes due 2013	—	303.3
	1,378.5	1,720.5
June 2009 Senior Notes
6.250% senior notes due 2014	—	998.7
7.250% senior notes due 2019	497.9	497.6
	497.9	1,496.3
September 2010 Senior Notes
2.750% senior notes due 2015	506.9	510.9
4.125% senior notes due 2020	506.8	507.6
	1,013.7	1,018.5
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.0	1,495.8

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,249.7
4.750% senior notes due 2021	1,241.2	1,240.3
2.750% senior notes due 2014	899.7	899.4
6.125% senior notes due 2041	698.4	698.4
	4,089.1	4,087.8
February 2012 Senior Notes
2.650% senior notes due 2017	1,490.7	1,487.9
2.100% senior notes due 2015	998.1	996.5
3.900% senior notes due 2022	981.9	980.0
	3,470.7	3,464.4
Term facility due August 29, 2016 with an average interest rate of 1.92% at December 31, 2013 and 1.96% at December 31, 2012	2,000.0	2,631.6
Other	0.1	0.1
Total debt	13,947.0	15,915.0
Less: Current maturities of long-term debt	1,584.0	934.9
Total long-term debt	$12,363.0	$14,980.1
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger (as discussed in Note 3 - Changes in business), to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of December 31, 2013, no amounts were drawn under the revolving facility. The Company makes quarterly principal payments on the term facility. Additionally, during the fourth quarter of 2012, the Company paid down $1,000.0 million of the term facility. As of December 31, 2013, $2,000.0 million was outstanding under the term facility with an average interest rate of 1.92%, of which $684.2 million is considered current maturities of long-term debt. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement.
The credit agreement requires interest to be paid at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the revolving facility, depending on our consolidated leverage ratio. Under the credit agreement, we are required to pay commitment fees on the unused portion of the $1,500.0 million revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on our consolidated leverage ratio.
BRIDGE FACILITY
On August 5, 2011, ESI entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provided for a one-year unsecured $14,000.0 million bridge term loan facility (the “bridge facility”). No amounts were withdrawn under the bridge facility, and subsequent to consummation of the Merger on April 2, 2012, the bridge facility was terminated.
FIVE-YEAR CREDIT FACILITY
On April 30, 2007, Medco entered into a senior unsecured credit agreement, which was available for general working capital requirements. The facility consisted of a $1,000.0 million, 5-year senior unsecured term loan and a $2,000.0 million, 5-year senior unsecured revolving credit facility. The facility was due to mature on April 30, 2012. Medco refinanced the $2,000.0 million senior unsecured revolving credit facility on January 23, 2012. Upon completion of the Merger, the $1,000.0 million senior unsecured term loan and all associated interest, and the $1,000.0 million then outstanding under the senior unsecured revolving credit facility, were repaid in full and terminated.
ACCOUNTS RECEIVABLE FINANCING FACILITY
Upon consummation of the Merger, Express Scripts assumed a $600.0 million, 364-day renewable accounts receivable financing facility that was collateralized by Medco’s pharmaceutical manufacturer rebates accounts receivable. On September 21, 2012, Express Scripts terminated the facility and repaid all amounts drawn down.
INTEREST RATE SWAP
Medco entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200.0 million of Medco’s $500.0 million of 7.250% senior notes due 2013 to variable interest rate debt. Under the terms of these swap agreements, Medco received a fixed rate of interest of 7.250% on $200.0 million and paid variable interest rates based on the six-month LIBOR plus a weighted-average spread of 3.05%. The payment dates under the agreements coincided with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received was included in interest expense. These swaps were settled on May 7, 2012. Express Scripts received $10.1 million for settlement of the swaps and the associated accrued interest receivable through May 7, 2012, and recorded a loss of $1.5 million related to the carrying amount of the swaps and bank fees.
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
On March 18, 2008, Medco issued $1,500.0 million of senior notes (the “March 2008 Senior Notes”), including:

•	$300.0 million aggregate principal amount of 6.125% senior notes due 2013

•	$1,200.0 million aggregate principal amount of 7.125% senior notes due 2018

The March 2008 Senior Notes require interest to be paid semi-annually on March 15 and September 15. On March 18, 2013, $300.0 million aggregate principal amount of 6.125% senior notes due 2013 matured and were redeemed. We may redeem some or all of the remaining March 2008 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any March 2008 Senior Notes being redeemed, plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The March 2008 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries. Medco used the net proceeds to reduce debts held on Medco’s revolving credit facility.
On June 9, 2009, ESI issued $2,500.0 million of senior notes (the “June 2009 Senior Notes”), including:

•	$1,000.0 million aggregate principal amount of 5.250% senior notes due 2012

•	$1,000.0 million aggregate principal amount of 6.250% senior notes due 2014

•	$500.0 million aggregate principal amount of 7.250% senior notes due 2019
The June 2009 Senior Notes require interest to be paid semi-annually on June 15 and December 15. On June 15, 2012, $1,000.0 million aggregate principal amount of 5.250% Senior Notes due 2012 matured and were redeemed. On March 29, 2013, the Company redeemed ESI’s $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014. Total cash payments related to the redemption of the 6.250% senior notes due 2014 were $1,085.0 million, which included $68.5 million of redemption costs and write-off of deferred financing fees which are reflected within the “Interest expense and other” line item of the consolidated statement of operations for the year ended December 31, 2013. These notes are redeemable at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The June 2009 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by us and most of our current and future 100% owned domestic subsidiaries. ESI used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
On September 10, 2010, Medco issued $1,000.0 million of senior notes (the “September 2010 Senior Notes”) including:

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015 (the “September 2015 Senior Notes”)

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020 (the “September 2020 Senior Notes”)
The September 2010 Senior Notes require interest to be paid semi-annually on March 15 and September 15. We may redeem some or all of the September 2010 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any September 2015 Senior Notes being redeemed, or 25 basis points with respect to any September 2020 Senior Notes being redeemed, plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The September 2010 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries.
On May 2, 2011, ESI issued $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016 (the “May 2011 Senior Notes”). The May 2011 Senior Notes require interest to be paid semi-annually on May 15 and November 15. We may redeem some or all of the May 2011 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any May 2011 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The May 2011 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries. ESI used the net proceeds to repurchase treasury shares.
On November 14, 2011, we issued $4,100.0 million of senior notes (the “November 2011 Senior Notes”), including:

•	$900.0 million aggregate principal amount of 2.750% senior notes due 2014 (the “November 2014 Senior Notes”)

•	$1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 (the “November 2016 Senior Notes”)

•	$1,250.0 million aggregate principal amount of 4.750% senior notes due 2021 (the “2021 Senior Notes”)

•	$700.0 million aggregate principal amount of 6.125% senior notes due 2041 (the “2041 Senior Notes”)
The November 2014 Senior Notes require interest to be paid semi-annually on May 21 and November 21. The November 2016 Senior Notes, 2021 Senior Notes, and 2041 Senior Notes require interest to be paid semi-annually on May 15 and November 15.
We may redeem some or all of each series of November 2011 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 35 basis points with respect to any November 2014 Senior Notes being redeemed, 40 basis points with respect to any November 2016 Senior Notes being redeemed, 45 basis points with respect to any 2021 Senior Notes being redeemed, or 50 basis points with respect to any 2041 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The November 2011 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries. The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 - Changes in business).
On February 6, 2012, we issued $3,500.0 million of senior notes (the “February 2012 Senior Notes”), including:

•	$1,000.0 million aggregate principal amount of 2.100% senior notes due 2015 (“February 2015 Senior Notes”)

•	$1,500.0 million aggregate principal amount of 2.650% senior notes due 2017 (“February 2017 Senior Notes”)

•	$1,000.0 million aggregate principal amount of 3.900% senior notes due 2022 (“February 2022 Senior Notes”)
We may redeem some or all of each series of February 2012 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 30 basis points with respect to any February 2015 Senior Notes being redeemed, 35 basis points with respect to any February 2017 Senior Notes being redeemed, or 40 basis points with respect to any February 2022 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The February 2012 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries. The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses (see Note 3 - Changes in business).
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

We incurred financing costs of $91.0 million related to the bridge facility. Financing costs of $26.0 million were immediately expensed upon entering into the credit agreement, which reduced the commitments under the bridge facility by $4,000.0 million. The remaining financing costs of $65.0 million related to the bridge facility were capitalized and were amortized through April 2012. Amortization of the deferred financing costs was accelerated in proportion to the amount by which alternative financing replaced the commitments under the bridge facility.
Financing costs of $36.1 million related to the term facility and revolving facility are being amortized over 4.4 years. In conjunction with our payment of $1,000.0 million on the term loan, we wrote off a proportionate amount of financing costs.
Deferred financing costs are reflected in other intangible assets, net in the accompanying consolidated balance sheet.
COVENANTS
Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2013, we believe we were in compliance with all covenants associated with our credit agreements.
The following represents the schedule of current maturities, excluding unamortized discounts and premiums, for our long-term debt as of December 31, 2013 (amounts in millions):

Year Ended December 31,
2014	$1,584.3
2015	2,552.6
2016	3,013.2
2017	1,500.0
2018	1,200.0
Thereafter	3,950.0
$13,800.1
8. Income taxes
Income from continuing operations before income taxes of $3,030.3 million resulted in net tax expense of $1,104.0 million for 2013. We consider our foreign earnings to be indefinitely reinvested, and accordingly have not recorded a provision for U.S. federal and state income taxes thereon. Cumulative undistributed foreign earnings for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of $82.2 million, $65.6 million and $53.7 million as of December 31, 2013, 2012, and 2011, respectively. Upon distribution of such earnings, we would be subject to United States income taxes of approximately $30.0 million.

The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Income from continuing operations before income taxes:
United States	$2,987.6	$2,185.8	$2,029.4
Foreign	42.7	14.6	(2.3)
Total	$3,030.3	$2,200.4	$2,027.1
Current provision:
Federal	$1,483.4	$1,009.5	$565.2
State	192.3	216.8	42.5
Foreign	2.0	0.7	3.1
Total current provision	1,677.7	1,227.0	610.8
Deferred provision:
Federal	(520.0)	(358.5)	125.3
State	(45.3)	(29.8)	12.4
Foreign	(8.4)	(0.7)	0.1
Total deferred provision (benefit)	(573.7)	(389.0)	137.8
Total current and deferred provision	$1,104.0	$838.0	$748.6
A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2013, 2012, and 2011 is immaterial):

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	5.1	2.0
Non-controlling interest	(0.3)	(0.3)	—
Investment in foreign subsidiaries	(0.7)	(3.0)	—
Other, net	(0.2)	1.3	—
Effective tax rate	36.4%	38.1%	37.0%
Our effective tax rate from continuing operations decreased to 36.4% for the year ended December 31, 2013, compared to 38.1% and 37.0% for 2012 and 2011, respectively.
During 2013, we recorded a discrete benefit of $51.2 million primarily attributable to investments in certain foreign subsidiaries for which we recognized as a result of various divestitures, deferred tax implications of newly enacted state laws and income not recognized for tax purposes. We recorded a discrete benefit of $8.2 million in 2012 primarily attributable to an income tax contingency related to prior year income tax return filings and investments in certain foreign subsidiaries which we expected to realize in the foreseeable future.
The effective tax rate recognized in discontinued operations was (115.1)% and (30.5)% for the years ended December 31, 2013 and 2012, respectively. There were no discontinued operations in 2011. Our income tax provision from discontinued operations was $28.7 million, and $7.5 million for 2013 and 2012, respectively.

The deferred tax assets and deferred tax liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$70.9	$61.6
Note premium	81.6	101.7
Tax attributes	85.9	62.7
Deferred compensation	6.4	12.2
Equity compensation	268.7	359.5
Accrued expenses	406.0	329.9
Federal benefit of uncertain tax positions	181.8	164.9
Investment in foreign subsidiaries	—	15.6
Other	16.4	19.0
Gross deferred tax assets	1,117.7	1,127.1
Less valuation allowance	(66.9)	(34.7)
Net deferred tax assets	1,050.8	1,092.4
Deferred tax liabilities:
Depreciation and property differences	(434.3)	(444.6)
Goodwill and intangible assets	(5,585.9)	(6,164.7)
Prepaids	(4.0)	(7.7)
Other	(11.8)	(11.3)
Gross deferred tax liabilities	(6,036.0)	(6,628.3)
Net deferred tax liabilities	$(4,985.2)	$(5,535.9)
As of December 31, 2013, we have deferred tax assets for state and foreign net operating loss carryforwards of approximately $46.5 million and $29.7 million, respectively. The state and foreign net operating loss carryforwards, if unutilized, will expire between 2014 and 2033. A valuation allowance of $64.9 million exists for a portion of these deferred tax assets.
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2013	2012	2011
Balance at January 1	$500.8	$32.4	$57.3
Additions for tax positions related to prior years(1)(2)	637.3	392.7	7.3
Reductions for tax positions related to prior years(1)	(92.0)	(1.3)	(30.3)
Additions for tax positions related to the current year	41.7	83.7	4.9
Reductions attributable to settlements with taxing authorities	(3.5)	—	(5.1)
Reductions as a result of a lapse of the applicable statute of limitations	(22.8)	(6.7)	(1.7)
Balance at December 31	$1,061.5	$500.8	$32.4

(1)	Includes $50.4 million additions and $8.3 million reductions of Medco income tax contingencies recorded through the allocation of Medco’s purchase price for the quarter ended March 31, 2013.

(2)	Includes $544.9 million in additions related to a claimed loss in 2012 on the disposition of Liberty.
Included in our unrecognized tax benefits are $451.4 million of uncertain tax positions that would impact our effective tax rate if recognized.
We recorded $22.8 million of interest and penalties to the provision for income taxes in our consolidated statement of operations for the year ended December 31, 2013 as compared to a $19.6 million charge and a $7.0 million benefit for the years ended December 2012 and 2011, respectively. During 2013, we also recorded $2.4 million of interest and penalties through acquisition accounting for the Merger as compared to $55.4 million in 2012. This resulted in $105.8 million and $80.6 million of accrued interest and penalties in our consolidated balance sheet as of December 31, 2013 and 2012, respectively.

The Internal Revenue Service (“IRS”) is currently examining Medco’s 2008, 2009 and 2010 consolidated U.S. federal income tax returns. This examination is expected to conclude in early 2014 and is not expected to result in a material change to our financial position. In 2013, the IRS commenced its examination of ESI’s 2010, 2011 and 2012 consolidated U.S. federal income tax returns. Our federal income tax audit uncertainties primarily relate to the timing of deductions while various state income tax audit uncertainties primarily relate to the attribution of overall taxable income to those states. We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may change within the next twelve months. The possible change could result from the finalization of income tax audits and lapses of statutes of limitation. An estimate of the range of the reasonably possible change in the next 12 months cannot be made. The majority of the open tax years subject to examination by taxing authorities are for years subsequent to 2007.
As of December 31, 2013, management intends to pursue a $544.9 million potential tax benefit related to the disposition of Liberty. Based on information currently available, no net benefit has been recognized. Pending the resolution of certain matters, including but not limited to examinations by taxing authorities, all or a part of the deduction may become realizable in the future. We cannot predict with any certainty the exact amount.
9. Common stock
Accelerated share repurchases. On December 9, 2013, as part of our 2013 Share Repurchase Program (as defined below), we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “2013 ASR Program”) under an Accelerated Share Repurchase agreement (the “2013 ASR Agreement”). Under the terms of the 2013 ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represents, based on the closing share price of our common stock on Nasdaq on December 9, 2013, approximately 90% of the $1,500.0 million amount of the 2013 ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received will be determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the 2013 ASR Program less a discount granted under the ASR Agreement. The 2013 ASR Program will be completed in the second quarter of 2014, subject to the right of the investment bank to accelerate the settlement of the program.
Upon settlement of the 2013 ASR Program we may receive additional shares, including for the remaining 10% of the $1,500.0 million amount of the 2013 ASR Program, or we may be required to pay additional cash for the initial shares received or re-deliver shares (at our option), based on the forward price beginning after the effective date of the 2013 ASR Agreement and ending on or about May 5, 2014, subject to the right of the investment bank to accelerate settlement of the 2013 ASR Agreement. Under the terms of the contract, the maximum number of shares that could be delivered by us under the contract is 44.7 million. If the 2013 ASR Program had been settled as of December 31, 2013, based on the VWAP since the effective date of the agreement, the investment bank would have been required to deliver an additional 2.3 million shares to us. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because their effect was anti-dilutive.
The 2013 ASR Agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the 2013 ASR Program. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the 2013 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2013 ASR Agreement.
On May 27, 2011, ESI entered into agreements to repurchase shares of its common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase agreement (“2011 ASR Agreement”). The 2011 ASR Agreement consisted of two agreements, providing for the repurchase of shares of ESI’s common stock worth $1,000.0 million and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, ESI received 29.4 million shares of ESI’s common stock at a price of $59.53 per share. During the third quarter of 2011, ESI settled the $1,000.0 million portion of the 2011 ASR Agreement and received 1.9 million shares at a final forward price of $53.51 per share. During the fourth quarter of 2011, ESI settled $725.0 million of the $750.0 million portion of the 2011 ASR Agreement and received 2.1 million shares at a weighted-average final forward price of $50.69. On April 27, 2012, ESI settled the remaining portion of the 2011 ASR Agreement and received 0.1 million additional shares, resulting in a total of 33.5 million shares received under the 2011 ASR Agreement.

The 2011 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The remaining 4.0 million shares and 0.1 million shares received for the portions of the 2011 ASR Agreement that were settled during 2011 and 2012, respectively, reduced weighted-average common shares outstanding for the years ended December 31, 2011 and 2012, respectively.
Treasury share repurchases. Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. Express Scripts eliminated the value of treasury shares, at cost, immediately prior to the Merger as a reduction to retained earnings and paid-in capital.
On March 6, 2013, the Board of Directors of Express Scripts approved a share repurchase program (the “2013 Share Repurchase Program”), authorizing the repurchase of up to 75.0 million shares (as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the 2013 Share Repurchase Program.
Including the shares repurchased through the 2013 ASR Program, we repurchased 60.4 million shares for $3,905.3 million during the year ended December 31, 2013. Repurchases during the second quarter included 1.2 million shares of common stock for an aggregate purchase price of $68.4 million that were held on behalf of participants who acquired such shares upon the consummation of the Merger as a result of conversion of Medco shares previously held in Medco’s 401(k) plan. As previously announced, the Express Scripts 401(k) Plan no longer offers an investment fund option consisting solely of shares of Express Scripts common stock, and previously held shares were to be sold on or about the first anniversary of the Merger. This repurchase was not considered part of the 2013 Share Repurchase Program. As of December 31, 2013, there were 15.8 million shares remaining under the 2013 Share Repurchase Program, including shares repurchased under the 2013 ASR Program. Additional share repurchases, if any, will be made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash.
ESI had a stock repurchase program, originally announced on October 25, 1996. In addition to the shares repurchased through the 2011 ASR Agreement, ESI repurchased 13.0 million shares under its existing stock repurchase program during the second quarter of 2011 for $765.7 million.
Preferred share purchase rights. In July 2001, ESI’s Board of Directors adopted a stockholder rights plan which declared a dividend of one right for each outstanding share of ESI’s common stock. The rights plan expired on March 15, 2011 and no additional plan has been adopted by the Board of Directors.
10. Employee benefit plans and stock-based compensation plans
Retirement savings plans. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for substantially all of our full-time employees. Upon consummation of the Merger, the Company assumed sponsorship of the plans historically sponsored by ESI (the “ESI 401(k) Plan”) and Medco (the “Medco 401(k) Plan”).
Effective January 1, 2013, the Medco 401(k) Plan merged into the ESI 401(k) Plan. The combined plan (the “Express Scripts 401(k) Plan”) is applicable to all full-time and part-time employees of the Company. Under the Express Scripts 401(k) Plan, eligible employees may elect to contribute up to 50% of their salary, and the Company matches up to 6% of the employees’ compensation contributed to the plan for substantially all employees after one year of service.
Prior to January 1, 2013, under the ESI 401(k) Plan, employees were able to elect to enter into a salary deferral agreement under which a maximum of 25% of their salary could be contributed to the plan. Under the Medco 401(k) Plan, employees were able to elect to contribute up to 50% of their salary. The Company matched 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the plan for substantially all employees under the ESI 401(k) Plan after one year of service. The Company matched up to 6% of the employees’ compensation contributed to the plan for substantially all employees under the Medco 401(k) Plan.
For the years ended December 31, 2013, 2012 and 2011, we had contribution expense of approximately $79.9 million, $67.6 million and $25.7 million, respectively. The increase for the year ended December 31, 2012 is the result of contributions to the Medco 401(k) Plan from the date of the Merger. Contributions under all plans are subject to aggregate limits required under the Internal Revenue Code.

Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all domestic employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2013, 2012 and 2011, approximately 289,000, 229,000 and 200,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 1.9 million shares at December 31, 2013.
Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2013, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options elected by the participants. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consist of mutual funds (see Note 1 - Summary of significant accounting policies). We incurred net compensation expense of approximately $1.2 million, $1.0 million and $0.6 million in 2013, 2012 and 2011, respectively. At December 31, 2013, approximately 5.9 million shares of our common stock have been reserved for future issuance under the plan. We have $0.3 million and $0.2 million of unearned compensation related to unvested shares that are part of our deferred compensation plan at December 31, 2013 and 2012, respectively.
Stock-based compensation plans in general. In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011 and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30.0 million. The maximum term of stock options, SSRs, restricted stock units, restricted stock awards and performance shares granted under the 2011 LTIP is 10 years. As of December 31, 2013, approximately 22.6 million shares of our common stock are available for issuance under this plan.
Subsequent to the effective date of the 2011 LTIP, no additional awards have been or will be granted under the 2000 Long-Term Incentive Plan (the “2000 LTIP”), which provided for the grant of various equity awards with various terms to ESI’s officers, directors and key employees selected by the Compensation Committee. However, this plan is still in existence as there are outstanding grants under this plan. Under the 2000 LTIP, ESI issued stock options, SSRs, restricted stock units, restricted stock awards and performance share awards, which awards were converted into awards relating to Express Scripts common stock upon closing of the Merger. Prior to the Merger, awards were typically settled using treasury shares. Upon close of the Merger, treasury shares of ESI were cancelled and subsequent awards were settled by issuance of new shares. The maximum term of stock options, SSRs, restricted stock units, restricted stock awards and performance shares granted under the 2000 LTIP is 10 years.
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
The tax benefit related to employee stock compensation recognized during the years ended December 31, 2013, 2012 and 2011 was $60.0 million, $153.9 million and $17.7 million, respectively.
Effective upon the closing of the Merger, the Company assumed the sponsorship of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”), allowing Express Scripts to issue awards under this plan. As of December 31, 2013, 13.5 million shares are available under this plan. Under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, Medco granted, and, following the Merger, Express Scripts has granted and may continue to grant, stock options, restricted stock units and other types of awards to officers, employees and directors. Medco’s awards granted under the 2002 Stock Incentive Plan are subject to accelerated vesting upon change in control and termination.

As part of the consideration transferred in the Merger, Express Scripts issued 41.5 million replacement stock options to holders of Medco stock options, valued at $706.1 million, and 7.2 million replacement restricted stock units to holders of Medco restricted stock units, valued at $174.9 million. See Note 3 - Changes in business, for further discussion of valuation.
Restricted stock units and performance shares. Express Scripts grants restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees. Express Scripts’ and ESI’s restricted stock units have three-year graded vesting and performance shares cliff vest at the end of three years. In 2011, 0.5 million restricted units were awarded which cliff vest two years from the closing date of the Merger (the “merger restricted shares”). In addition to the two-year service requirement, vesting of the merger restricted shares was contingent upon completion of the Merger. As this vesting condition did not meet probability thresholds indicated by authoritative accounting guidance, no expense was recorded for the merger restricted shares until consummation of the Merger. Prior to vesting, shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. The original value of the performance share grants is subject to a multiplier of up to 2.5 based on certain performance metrics. Medco’s restricted stock units and performance shares granted under the 2002 Stock Incentive Plan prior to the Merger generally cliff vest over three years.
Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2013 and 2012, unearned compensation related to restricted stock units and performance shares was $52.5 million and $99.4 million, respectively. We recorded pre-tax compensation expense related to restricted stock units and performance share grants of $87.4 million, $190.0 million and $13.9 million in 2013, 2012 and 2011, respectively. The fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $136.7 million, $213.8 million and $20.9 million, respectively. The increase in pre-tax compensation expense and fair value of restricted shares vested for the year ended December 31, 2012 resulted from acceleration of stock-based compensation expense and award vesting associated with the termination of certain Medco employees following the Merger. The weighted-average remaining recognition period for restricted stock units and performance shares is 1.1 years.
A summary of the status of restricted stock units and performance shares as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below.

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	4.7	$54.57
Granted	1.1	58.31
Other(1)	0.1	49.72
Released	(2.5)	53.70
Forfeited/cancelled	(0.3)	54.04
Outstanding at December 31, 2013	3.1	56.58
Vested and deferred at December 31, 2013	0.1	56.49
Non-vested at December 31, 2013	3.0	$56.58

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.
Stock options and SSRs. Express Scripts grants stock options and SSRs to certain officers, directors and employees to purchase shares of Express Scripts Holding Company common stock at fair market value on the date of grant. Express Scripts’ and ESI’s SSRs and stock options generally have three-year graded vesting, with the exception of 1.0 million awards granted during the fourth quarter of 2011 which cliff vest two years from the closing date of the Merger. Medco’s options granted under the 2002 Stock Incentive Plan generally vest on a graded basis over three years.
Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. As of December 31, 2013 and 2012, unearned compensation related to SSRs and stock options was $43.8 million and $74.4 million, respectively. We recorded pre-tax compensation expense related to SSRs and stock options of $77.3 million, $220.0 million and $34.6 million in 2013, 2012 and 2011, respectively. The increase for the year ended December 31, 2012 resulted from stock-based compensation expense acceleration associated with the termination of certain Medco employees. The weighted-average remaining recognition period for stock options and SSRs is 1.3 years.

A summary of the status of stock options and SSRs as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below.

	Shares (in millions)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)(1)
Outstanding at beginning of year	44.2	$40.71
Granted	3.3	58.34
Exercised	(14.6)	37.56
Forfeited/cancelled	(1.0)	54.11
Outstanding at end of period	31.9	43.56	5.3	$852.3
Awards exercisable at period end	23.7	$40.26	5.0	$709.8

(1)	Amount by which the market value of the underlying stock exceeds the exercise price of the option.
For the year ended December 31, 2013, the windfall tax benefit related to stock options exercised during the year was $42.7 million and is classified as a financing cash inflow on the consolidated statement of cash flows.
The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected life of option	4-5 years	2-5 years	2-5 years
Risk-free interest rate	0.6%-1.7%	0.3%-0.9%	0.3%-2.2%
Expected volatility of stock	27%-37%	29%-38%	30%-39%
Expected dividend yield	None	None	None
Weighted-average volatility of stock	34.1%	35.5%	36.6%
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
Cash proceeds, intrinsic value related to total stock options exercised, and weighted-average fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 are provided in the following table:

(in millions, except per share data)	2013	2012	2011
Proceeds from stock options exercised	$524.0	$401.1	$35.9
Intrinsic value of stock options exercised	362.0	359.6	82.8
Weighted-average fair value per share of options granted during the year	$17.17	$15.13	$14.74
11. Pension and other post-retirement benefits
Net pension and postretirement benefit cost. In connection with the Merger, Express Scripts assumed sponsorship of Medco’s pension and other post-retirement benefit obligations, which were re-measured and recorded at fair value on the date of the Merger.
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
Medco’s unfunded postretirement healthcare benefit plan was discontinued for all active non-retirement eligible employees in January 2011.
For the years ended December 31, 2013 and 2012, the net benefit for the Company’s pension plan consisted of the following components:

	Year Ended December 31,
(in millions)	2013	2012
Interest cost	$0.5	$0.3
Actual return on plan assets	(15.3)	(7.0)
Net actuarial (gain)/loss	(0.4)	0.1
Net benefit	$(15.2)	$(6.6)
For the years ended December 31, 2013 and 2012, the net (benefit) cost for the Company’s other postretirement benefit plan consisted of the following components:

	Year Ended December 31,
(in millions)	2013	2012
Interest cost	$0.1	$0.1
Net actuarial (gain)/loss	(0.2)	0.1
Net (benefit) cost	$(0.1)	$0.2
Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases and the effects of changes in actuarial assumptions. Net actuarial gains and losses are recorded into net income in the period incurred.
Changes in plan assets, benefit obligation and funded status. Summarized information about the funded status and the changes in plan assets and projected benefit obligation for the years ended December 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$207.5	$—	$—	$—
Fair value of plan assets assumed in the Merger	—	217.0	—	—
Actual return on plan assets	15.3	7.0	—	—
Company contributions	—	6.1	0.4	0.5
Benefits paid	(43.4)	(22.6)	(0.4)	(0.5)
Fair value of plan assets at end of year	179.4	207.5	—	—
Projected benefit obligation at beginning of year	269.1	—	2.6	—
Benefit obligation assumed in the Merger	—	291.3	—	2.9
Interest cost	0.5	0.3	0.1	0.1
Actuarial (gains)/losses	(0.4)	0.1	(0.2)	0.1
Benefits paid	(43.4)	(22.6)	(0.4)	(0.5)
Projected benefit obligation at end of year	225.8	269.1	2.1	2.6
Underfunded status at end of year	$46.4	$61.6	$2.1	$2.6
As a result of the plan freeze, the accumulated benefit obligation and the projected benefit obligation amounts for the defined benefit pension plan are equal at December 31, 2013 and 2012.

The pension and other postretirement benefits liabilities recognized at December 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Accrued expenses	$—	$—	$0.3	$0.5
Other liabilities	46.4	61.6	1.8	2.1
Total pension and other postretirement liabilities	$46.4	$61.6	$2.1	$2.6
Actuarial assumptions. The Company has elected an accounting policy that measures the pension plan’s benefit obligation as if participants were to separate immediately. As a result, a discount rate is not used to value the pension benefit obligation. Also, since both the pension and other postretirement benefit plans are frozen, a rate of compensation increase is not applicable.

	Other Postretirement Benefits
	2013	2012
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	3.39%	2.48%
Weighted-average assumptions used to determine net cost for the fiscal year ended:
Discount rate	2.52%	3.30%
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
Future costs of the amended postretirement benefit healthcare plan are being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend. Additionally, the salary growth rate assumption is not applicable for determination of the benefit obligation at December 31, 2013 and 2012 as a result of the plan freeze.
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

The following table sets forth the target allocation for 2014 by asset class and the plan assets at fair value at December 31, 2013 and 2012 by level within the fair value hierarchy:

($ in millions) Asset Class	Target Allocation 2014(1)	Percent of Plan Assets at December 31, 2013	December 31, 2013	Level 1(2)(3)	Level 2(2)(4)		Level 3(2)(5)
Cash equivalents	2%	2%	$3.3	$—	$3.3		$—
U.S. equity securities	11%	9%
U.S. large-cap			11.0	—	11.0	(6)	—
U.S. small/mid-cap			4.7	—	4.7	(7)	—
International equity securities	12%	15%	27.9	—	27.9		—
Fixed income	47%	45%	80.6	—	80.6	(8)	—
Hedge funds(9)	23%	24%	42.9	—	—		42.9
Global real estate	5%	5%	9.0	—	9.0		—
Total		100%	$179.4	$—	$136.5		$42.9

($ in millions) Asset Class	Percent of Plan Assets at December 31, 2012	December 31, 2012	Level 1(2)(3)	Level 2(2)(4)		Level 3(2)
U.S. equity securities	54%
U.S. large-cap		$60.3	$—	$60.3	(6)	$—
U.S. small/mid-cap		51.1	27.9	23.2	(7)	—
International equity securities	15%	31.1	31.1	—		—
Fixed income	31%	65.0	30.8	34.2	(8)	—
Total	100%	$207.5	$89.8	$117.7		$—

(1)	The amounts disclosed reflect our target allocation based on the funded ratio of the plan at December 31, 2013 and are subject to change based on the funded ratio of the plan during the year.

(2)	See Note 2 - Fair value measurements for a description of the fair value hierarchy.

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

(5)
The plan holds units of the a hedge fund offered through a private placement. The units are valued monthly using a net asset value (“NAV”). The hedge fund’s NAV is based on the fair value (reported NAVs) of each fund’s underlying fund investments and includes cash equivalents, and any accrued payables or receivables. Both the hedge fund and its underlying investments are priced using fair value pricing sources and techniques. The plan may redeem its shares quarterly at the stated NAV after a one year lock-up.

(6)	Consists of common collective trusts that invest in common stock of S&P 500 companies and US large-cap common stock.

(7)	Consists of a common collective trust that invests in US mid-cap common stock.

(8)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.

(9)	The inclusion of hedge funds serves to further diversify the fund and the volatility of the hedge fund portfolio returns are expected to be less than that of global equities.

For measurements using significant unobservable inputs (Level 3) during 2013, a reconciliation of the beginning and ending balances is as follows:

(in millions)	Hedge Funds
Balance at beginning of year	$—
Purchases	42.0
Unrealized gains	0.9
Balance at end of year	$42.9
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
Cash flows.
Employer Contributions. Under the current actuarial assumptions, there is no minimum contribution required for the 2013 plan year. The Company does not expect to contribute any cash payments during 2014.
Estimated Future Benefit Payments. As of December 31, 2013, the following benefit payments are expected to be made (in millions):

Year Ended December 31,	Pension Benefits	Other Postretirement Benefits
2014	$15.5	$0.3
2015	14.1	0.3
2016	13.7	0.3
2017	13.3	0.2
2018	13.1	0.2
2019-2023	63.8	0.7
12. Commitments and contingencies
Lease agreements. We have entered into noncancellable agreements to lease certain offices, distribution facilities and operating equipment with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. Rental expense under the office and distribution facilities leases, excluding our discontinued operations (see Note 4 - Dispositions), in 2013, 2012 and 2011 was $83.8 million, $103.6 million and $30.2 million, respectively. The future minimum lease payments, including interest, due under noncancellable leases, excluding the facilities of the discontinued operations of our held for sale entities of our European operations, are shown below (in millions):

Year Ended December 31,	Minimum Operating Lease Payments	Minimum Capital Lease Payments
2014	$85.0	$14.4
2015	61.1	14.4
2016	53.5	14.4
2017	42.6	0.2
2018	38.4	—
Thereafter	85.5	—
Total	$366.1	$43.4
In November 2012, we entered into a four-year capital lease for equipment to be used in our Fair Lawn, New Jersey facility effective January 1, 2013. The lease terminates in December 2016 and contains an option for the Company to purchase the equipment for one dollar at that time. As of December 31, 2013, the capitalized lease obligation was $42.0 million.

Purchase commitments. As of December 31, 2013, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to historical experience and current business plans. These future purchase commitments (in millions), excluding the facilities of the discontinued operations of our held for sale entities of our European operations, are summarized below:

Year Ended December 31,	Future Purchase Commitments
2014	$425.3
2015	102.8
2016	57.3
2017	25.3
2018	—
Thereafter	—
Total	$610.7
Other contingencies. For the year ended December 31, 2013, approximately 47.0% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Except for customer concentration described in Note 13 - Segment information below, we believe no other concentration risks exist at December 31, 2013.
In the ordinary course of business there have arisen various legal proceedings, investigations, government inquiries or claims now pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when we believe it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the consolidated financial statements would be otherwise misleading, which was not the case for the years ended December 31, 2013, 2012 and 2011.
We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1 - Summary of significant accounting policies, “Self-insurance accruals”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative guidance, if the range of possible loss is broad, the liability accrual is based on the low end of the range.
When a loss contingency is not believed to be both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is believed to be at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.
The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. We are often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss. For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe that such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.
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
We previously disclosed an accrual of $30.0 million related to a client contractual dispute. The accrual was reflected as an offset to revenue in the consolidated statement of operations for the year ended December 31, 2011. In 2012, this dispute was resolved and the impact of the resolution was not material.
13. Segment information
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During 2013, we determined our acute infusion therapies line of business which was acquired in the Merger and previously included within our PBM segment was no longer core to our future operations and committed to a plan to dispose of this business. During 2012, we determined that various portions of UBC, our European operations and EAV acquired in the Merger that were previously included within our Other Business Operations segment were no longer core to our future operations and committed to a plan to dispose of these businesses. In accordance with applicable accounting guidance, the results of operations for these businesses are reported as discontinued operations for all periods presented in the accompanying information. During the second quarter of 2012, we reorganized our international retail network pharmacy administration business (which was substantially shut down as of December 31, 2012) from our PBM segment into our Other Business Operations segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our Other Business Operations segment into our PBM segment.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the respective years ended December 31.

(in millions)	PBM	Other Business Operations	Total
2013
Product revenues:
Network revenues(1)	$63,244.4	$—	$63,244.4
Home delivery and specialty revenues(2)	37,621.2	—	37,621.2
Other revenues	—	2,001.9	2,001.9
Service revenues	1,020.1	211.2	1,231.3
Total revenues	101,885.7	2,213.1	104,098.8
Depreciation and amortization expense	2,419.1	27.9	2,447.0
Operating income	3,502.0	49.7	3,551.7
Equity income from joint venture			32.8
Interest income			41.9
Interest expense and other			(596.1)
Income before income taxes			3,030.3
Capital expenditures	411.2	11.8	423.0
2012
Product revenues:
Network revenues(1)	$57,765.5	$—	$57,765.5
Home delivery and specialty revenues(2)	32,860.9	—	32,860.9
Other revenues	—	2,118.7	2,118.7
Service revenues	805.8	163.4	969.2
Total revenues	91,432.2	2,282.1	93,714.3
Depreciation and amortization expense	1,833.3	38.1	1,871.4
Operating income	2,815.1	(21.2)	2,793.9
Equity income from joint venture			14.9
Interest income			10.6
Interest expense and other			(619.0)
Income before income taxes			2,200.4
Capital expenditures	148.5	11.7	160.2
2011
Product revenues:
Network revenues(1)	$30,007.3	$—	$30,007.3
Home delivery and specialty revenues(2)	14,547.4	—	14,547.4
Other revenues	—	1,279.3	1,279.3
Service revenues	273.0	21.3	294.3
Total revenues	44,827.7	1,300.6	46,128.3
Depreciation and amortization expense	245.2	8.2	253.4
Operating income	2,302.6	11.8	2,314.4
Interest income			12.4
Interest expense and other			(299.7)
Income before income taxes			2,027.1
Capital expenditures	140.0	4.4	144.4

(1)	Includes retail pharmacy co-payments of $12,620.3, $11,668.6 and $5,786.6 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and (c) FreedomFP claims.

The following table presents the balance sheet information about our reportable segments, including the discontinued operations of our acute infusion therapies line of business, the businesses within UBC that were sold, EAV and our European operations:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of December 31, 2013
Total assets	$52,599.1	$918.1	$31.0	$53,548.2
Investment in equity method investees	$30.2	$—	$—	$30.2
As of December 31, 2012
Total assets	$54,510.8	$3,021.2	$579.2	$58,111.2
Investment in equity method investees	$11.9	$—	$—	$11.9
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of specialty distribution activities and development of scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our UBC business as well as from healthcare card administration through September 14, 2012, the date of disposal of CYC.
The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	December 31,
	2013	2012	2011
WellPoint	12.2%	13.7%	29.5%
Department of Defense (“DoD”)	10.2%	10.6%	20.9%
Other	16.0%	15.0%	6.3%
Top five clients	38.4%	39.3%	56.7%
None of our other clients accounted for 10% or more of our consolidated revenues during the years ended December 31, 2013, 2012 or 2011.
Revenues earned by our continuing operations international businesses totaled $98.6 million, $77.1 million and $62.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $58.6 million and $32.6 million as of December 31, 2013 and 2012, respectively. All other continuing operations long-lived assets are domiciled in the United States.

14. Quarterly financial data (unaudited)
The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth
Fiscal 2013(1)
Total revenues(2)	$26,019.9	$26,381.9	$25,915.6	$25,781.4
Cost of revenues(2)	24,057.8	24,266.8	23,921.4	23,720.4
Gross profit	1,962.1	2,115.1	1,994.2	2,061.0
Selling, general and administrative	1,119.0	1,110.8	1,118.7	1,232.2
Operating income	843.1	1,004.3	875.5	828.8
Net income from continuing operations	380.0	574.4	453.6	518.3
Net loss from discontinued operations, net of tax	(1.9)	(23.9)	(15.5)	(12.3)
Net income	$378.1	$550.5	$438.1	$506.0
Less: Net income attributable to non-controlling interest	5.1	7.5	11.4	4.1
Net income attributable to Express Scripts	373.0	543.0	426.7	501.9
Basic earnings (loss) per share
Continuing operations attributable to Express Scripts	$0.46	$0.70	$0.55	$0.65
Discontinued operations attributable to Express Scripts	—	(0.03)	(0.02)	(0.02)
Net earnings attributable to Express Scripts	0.46	0.67	0.53	0.63
Diluted earnings (loss) per share attributable to Express Scripts
Continuing operations attributable to Express Scripts	$0.45	$0.68	$0.54	$0.64
Discontinued operations attributable to Express Scripts	—	(0.03)	(0.02)	(0.02)
Net earnings attributable to Express Scripts	0.45	0.66	0.52	0.63
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$374.9	$566.9	$442.2	$514.2
Discontinued operations, net of tax	(1.9)	(23.9)	(15.5)	(12.3)
Net income attributable to Express Scripts shareholders	$373.0	$543.0	$426.7	$501.9

	Quarters
(in millions, except per share data)	First	Second(3)	Third	Fourth
Fiscal 2012(1)
Total revenues(2)	$12,132.6	$27,455.0	$26,761.6	$27,365.1
Cost of revenues(2)	11,300.6	25,375.7	24,658.7	25,067.4
Gross profit	832.0	2,079.3	2,102.9	2,297.7
Selling, general and administrative	265.1	1,579.9	1,282.2	1,390.8
Operating income	566.9	499.4	820.7	906.9
Net income from continuing operations	270.2	152.2	415.9	524.1
Net income (loss) from discontinued operations, net of tax	—	0.8	(20.0)	(13.1)
Net income	$270.2	$153.0	$395.9	$511.0
Less: Net income attributable to non-controlling interest	2.4	3.4	4.5	6.9
Net income attributable to Express Scripts	267.8	149.6	391.4	504.1
Basic earnings (loss) per share
Continuing operations attributable to Express Scripts	$0.55	$0.18	$0.51	$0.63
Discontinued operations attributable to Express Scripts	—	—	(0.02)	(0.02)
Net earnings attributable to Express Scripts	0.55	0.19	0.48	0.62
Diluted earnings (loss) per share attributable to Express Scripts
Continuing operations attributable to Express Scripts	$0.55	$0.18	$0.50	$0.62
Discontinued operations attributable to Express Scripts	—	—	(0.02)	(0.02)
Net earnings attributable to Express Scripts	0.55	0.18	0.47	0.61
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$267.8	$148.8	$411.4	$517.2
Discontinued operations, net of tax	—	0.8	(20.0)	(13.1)
Net income attributable to Express Scripts shareholders	$267.8	$149.6	$391.4	$504.1

(1)	Adjusted to reflect the results of our acute infusion therapies line of business as discontinued.

(2)
Includes retail pharmacy co-payments of $3,674.4 and $1,496.6 for the three months ended March 31, 2013 and 2012, respectively, $3,204.3 and $3,519.1 for the three months ended June 30, 2013 and 2012, respectively, $2,966.5 and $3,348.9 for the three months ended September 30, 2013 and 2012, respectively, and $2,775.1 and $3,304.0 for the three months ended December 31, 2013 and 2012, respectively.

(3)	Includes the April 2, 2012 acquisition of Medco.
15. Condensed consolidating financial information
The senior notes issued by the Company, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
In December 2012 we sold both our Liberty and EAV subsidiaries. In addition, during the fourth quarter of 2012, we determined that our European operations and portions of UBC met the criteria of discontinued operations. In June 2013 we sold the portion of our UBC business which primarily provided technology solutions and publications to biopharmaceutical companies, and in the third quarter of 2013 we sold the remaining portions of our UBC business that were classified as discontinued. In the fourth quarter of 2013, we sold our acute infusion therapies line of business. Consequently, the operations of EAV, our European operations, the portions of UBC operations that were sold, and our acute infusion therapies line of business are included as discontinued operations of the non-guarantors as of and for the year ended December 31, 2013 (through their respective dates of sale, as applicable), and as of December 31, 2012. Results for the year ended December 31, 2012 include the operations of Liberty, EAV, our European operations, UBC and our acute infusion therapies line of business subsequent to the date of the Merger, April 2, 2012 (revised to reflect the operations as discontinued operations as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date and also includes certain retrospective revisions to conform prior periods to current period presentation (discussed and presented in further detail below). The condensed consolidating financial information is presented separately for:

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
Certain amounts from prior periods have been revised to conform to current period presentation:

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

(in millions)	Medco Health Solutions, Inc.	Guarantors	Non-guarantors	Eliminations
Intercompany assets	$(2,040.0)	$2,000.5	$—	$39.5
Goodwill	$2,040.0	$(2,000.5)	$39.5	$—
Intercompany liabilities	$—	$—	$(39.5)	$39.5

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2013
Cash and cash equivalents	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4
Restricted cash and investments	—	—	1.0	—	21.8	—	22.8
Receivables, net	—	1,381.3	750.5	1,557.1	334.0	—	4,022.9
Other current assets	—	99.8	286.4	2,010.4	26.7	—	2,423.3
Current assets of discontinued operations	—	—	—	—	31.0	—	31.0
Total current assets	—	2,627.0	1,041.5	3,611.5	1,211.4	—	8,491.4
Property and equipment, net	—	550.3	5.4	1,082.7	20.5	—	1,658.9
Investments in subsidiaries	36,060.9	9,096.2	12,089.8	—	—	(57,246.9)	—
Intercompany	—	—	—	14,247.9	—	(14,247.9)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	25.6	—	29,305.4
Other intangible assets, net	51.7	1,071.7	10,946.8	1,926.0	19.4	—	14,015.6
Other assets	—	79.9	16.5	3.9	12.2	(35.6)	76.9
Total assets	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2
Claims and rebates payable	$—	$3,866.2	$2,901.6	$—	$—	$—	$6,767.8
Accounts payable	—	875.1	62.7	1,834.9	127.3	—	2,900.0
Accrued expenses	45.3	455.9	241.0	615.5	624.5	—	1,982.2
Current maturities of long-term debt	1,583.9	0.1	—	—	—	—	1,584.0
Current liabilities of discontinued operations	—	—	—	—	1.3	—	1.3
Total current liabilities	1,629.2	5,197.3	3,205.3	2,450.4	753.1	—	13,235.3
Long-term debt	7,975.9	1,994.9	2,392.2	—	—	—	12,363.0
Intercompany	4,670.1	6,328.1	3,222.2	—	27.5	(14,247.9)	—
Deferred taxes	—	—	4,034.7	1,386.4	19.5	—	5,440.6
Other liabilities	—	199.1	419.9	79.0	2.0	(35.6)	664.4
Noncurrent liabilities of discontinued operations	—	—	—	—	0.1	—	0.1
Non-controlling interest	—	—	—	—	7.4	—	7.4
Express Scripts stockholders’ equity	21,837.4	2,627.1	33,433.8	20,706.5	479.5	(57,246.9)	21,837.4
Total liabilities and stockholders’ equity	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2012
Cash and cash equivalents	$—	$2,346.6	$—	$126.9	$319.6	$—	$2,793.1
Restricted cash and investments	—	—	—	1.0	18.6	—	19.6
Receivables, net	—	1,097.8	2,330.0	1,493.0	505.0	—	5,425.8
Other current assets	—	119.2	306.6	1,800.4	20.8	—	2,247.0
Current assets of discontinued operations	—	—	—	—	271.4	—	271.4
Total current assets	—	3,563.6	2,636.6	3,421.3	1,135.4	—	10,756.9
Property and equipment, net	—	305.7	—	1,307.2	19.2	—	1,632.1
Investments in subsidiaries	31,375.6	8,292.7	5,121.0	—	—	(44,789.3)	—
Intercompany	2,189.0	—	926.8	6,127.2	—	(9,243.0)	—
Goodwill	—	2,921.4	22,621.5	3,750.3	27.2	—	29,320.4
Other intangible assets, net	67.1	1,192.4	12,609.4	2,153.6	15.4	—	16,037.9
Other assets	—	57.4	14.4	5.9	4.7	(26.3)	56.1
Noncurrent assets of discontinued operations	—	—	—	—	307.8	—	307.8
Total assets	$33,631.7	$16,333.2	$43,929.7	$16,765.5	$1,509.7	$(54,058.6)	$58,111.2
Claims and rebates payable	$—	$2,554.1	$4,885.9	$—	$—	$—	$7,440.0
Accounts payable	—	477.5	—	2,284.5	136.9	—	2,898.9
Accrued expenses	62.9	428.3	327.8	612.0	201.9	—	1,632.9
Current maturities of long-term debt	631.6	0.1	303.2	—	—	—	934.9
Current liabilities of discontinued operations	—	—	—	—	150.7	—	150.7
Total current liabilities	694.5	3,460.0	5,516.9	2,896.5	489.5	—	13,057.4
Long-term debt	9,552.2	2,992.1	2,435.8	—	—	—	14,980.1
Intercompany	—	8,764.5	—	—	478.5	(9,243.0)	—
Deferred taxes	—	—	5,074.7	861.8	—	—	5,936.5
Other liabilities	—	158.7	484.6	73.1	2.8	(26.3)	692.9
Noncurrent liabilities of discontinued operations	—	—	—	—	48.6	—	48.6
Non-controlling interest	—	—	—	—	10.7	—	10.7
Express Scripts stockholders’ equity	23,385.0	957.9	30,417.7	12,934.1	479.6	(44,789.3)	23,385.0
Total liabilities and stockholders’ equity	$33,631.7	$16,333.2	$43,929.7	$16,765.5	$1,509.7	$(54,058.6)	$58,111.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2013
Revenues	$—	$29,927.9	$52,736.8	$23,273.8	$1,517.7	$(3,357.4)	$104,098.8
Operating expenses	—	28,380.5	52,498.3	21,988.0	1,037.7	(3,357.4)	100,547.1
Operating income	—	1,547.4	238.5	1,285.8	480.0	—	3,551.7
Other (expense) income, net	(343.9)	(148.8)	(23.5)	5.4	(10.6)	—	(521.4)
Income (loss) before income taxes	(343.9)	1,398.6	215.0	1,291.2	469.4	—	3,030.3
Provision (benefit) for income taxes	(124.8)	533.0	93.3	470.6	131.9	—	1,104.0
Net income (loss) from continuing operations	(219.1)	865.6	121.7	820.6	337.5	—	1,926.3
Net loss from discontinued operations, net of tax	—	—	—	—	(53.6)	—	(53.6)
Equity in earnings of subsidiaries	2,063.7	803.5	272.9	—	—	(3,140.1)	—
Net income	$1,844.6	$1,669.1	$394.6	$820.6	$283.9	$(3,140.1)	$1,872.7
Less: Net income attributable to non-controlling interest	—	—	—	—	28.1	—	28.1
Net income attributable to Express Scripts	1,844.6	1,669.1	394.6	820.6	255.8	(3,140.1)	1,844.6
Other comprehensive loss, net of tax	(7.2)	(7.2)	—	—	(7.2)	14.4	(7.2)
Comprehensive income attributable to Express Scripts	$1,837.4	$1,661.9	$394.6	$820.6	$248.6	$(3,125.7)	$1,837.4
For the year ended December 31, 2012
Revenues	$—	$29,763.1	$43,085.7	$22,007.8	$1,329.8	$(2,472.1)	$93,714.3
Operating expenses	—	28,591.8	43,090.3	20,573.7	1,136.7	(2,472.1)	90,920.4
Operating income	—	1,171.3	(4.6)	1,434.1	193.1	—	2,793.9
Other (expense) income, net	(373.7)	(180.1)	(49.4)	(2.2)	11.9	—	(593.5)
Income (loss) before income taxes	(373.7)	991.2	(54.0)	1,431.9	205.0	—	2,200.4
Provision (benefit) for income taxes	(142.1)	449.6	(20.4)	550.8	0.1	—	838.0
Net income (loss) from continuing operations	(231.6)	541.6	(33.6)	881.1	204.9	—	1,362.4
Net loss from discontinued operations, net of tax	—	—	—	—	(32.3)	—	(32.3)
Equity in earnings of subsidiaries	1,544.5	740.0	296.5	—	—	(2,581.0)	—
Net income	$1,312.9	$1,281.6	$262.9	$881.1	$172.6	$(2,581.0)	$1,330.1
Less: Net income attributable to non-controlling interest	—	—	—	—	17.2	—	17.2
Net income attributable to Express Scripts	1,312.9	1,281.6	262.9	881.1	155.4	(2,581.0)	1,312.9
Other comprehensive income, net of tax	1.9	1.9	—	—	1.9	(3.8)	1.9
Comprehensive income attributable to Express Scripts	$1,314.8	$1,283.5	$262.9	$881.1	$157.3	$(2,584.8)	$1,314.8

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2011
Revenues	$—	$29,450.9	$—	$16,520.3	$157.1	$—	$46,128.3
Operating expenses	—	27,847.9	—	15,841.3	124.7	—	43,813.9
Operating income	—	1,603.0	—	679.0	32.4	—	2,314.4
Other (expense) income, net	(22.2)	(259.8)	—	(5.9)	0.6	—	(287.3)
Income (loss) before income taxes	(22.2)	1,343.2	—	673.1	33.0	—	2,027.1
Provision (benefit) for income taxes	(8.1)	487.9	—	263.8	5.0	—	748.6
Net income (loss) from continuing operations	(14.1)	855.3	—	409.3	28.0	—	1,278.5
Equity in earnings of subsidiaries	1,289.9	434.6	—	—	—	(1,724.5)	—
Net income	$1,275.8	$1,289.9	$—	$409.3	$28.0	$(1,724.5)	$1,278.5
Less: Net income attributable to non-controlling interest	—	—	—	—	2.7	—	2.7
Net income attributable to Express Scripts	1,275.8	1,289.9	—	409.3	25.3	(1,724.5)	1,275.8
Other comprehensive loss, net of tax	(2.8)	(2.8)	—	—	(2.8)	5.6	(2.8)
Comprehensive income attributable to Express Scripts	$1,273.0	$1,287.1	$—	$409.3	$22.5	$(1,718.9)	$1,273.0

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2013
Net cash flows provided by (used in) operating activities	$(214.1)	$2,731.3	$765.9	$556.0	$929.1	$(10.7)	$4,757.5
Cash flows from investing activities:
Purchases of property and equipment	—	(398.3)	—	(16.5)	(8.2)	—	(423.0)
Proceeds from the sale of business	—	1.6	—	355.3	—	—	356.9
Acquisitions, net of cash acquired	—	—	—	—	(14.5)	—	(14.5)
Other	—	14.0	—	—	(3.4)	—	10.6
Net cash (used in) provided by investing activities—continuing operations	—	(382.7)	—	338.8	(26.1)	—	(70.0)
Net cash used in investing activities—discontinued operations	—	—	—	—	(2.1)	—	(2.1)
Net cash (used in) provided by investing activities	—	(382.7)	—	338.8	(28.2)	—	(72.1)
Cash flows from financing activities:
Treasury stock acquired	(4,055.2)	—	—	—	—	—	(4,055.2)
Repayment of long-term debt	(631.6)	(1,000.0)	(300.0)	—	—	—	(1,931.6)
Net proceeds from employee stock plans	466.0	—	—	—	—	—	466.0
Excess tax benefit relating to employee stock-based compensation	—	26.6	16.1	—	—	—	42.7
Distributions paid to non-controlling interest	—	—	—	—	(31.7)	—	(31.7)
Other	—	—	—	(13.0)	28.0	—	15.0
Net intercompany transactions	4,434.9	(2,575.9)	(478.4)	(964.7)	(415.9)	—	—
Net cash (used in) provided by financing activities—continuing operations	214.1	(3,549.3)	(762.3)	(977.7)	(419.6)	—	(5,494.8)
Net cash used in financing activities— discontinued operations	—	—	—	—	(10.7)	10.7	—
Net cash (used in) provided by financing activities	214.1	(3,549.3)	(762.3)	(977.7)	(430.3)	10.7	(5,494.8)
Effect of foreign currency translation adjustment	—	—	—	—	(5.7)	—	(5.7)
Less cash attributable to discontinued operations	—	—	—	—	13.4	—	13.4
Net (decrease) increase in cash and cash equivalents	—	(1,200.7)	3.6	(82.9)	478.3	—	(801.7)
Cash and cash equivalents at beginning of year	—	2,346.6	—	126.9	319.6	—	2,793.1
Cash and cash equivalents at end of year	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2012
Net cash flows provided by (used in) operating activities	$(147.3)	$655.1	$3,355.4	$916.7	$1.7	$—	$4,781.6
Cash flows from investing activities:
Purchases of property and equipment	—	(70.0)	—	(85.9)	(4.3)	—	(160.2)
Proceeds from the sale of business	—	31.5	30.0	—	—	—	61.5
Acquisitions, net of cash acquired	(10,283.6)	—	—	—	(42.4)	—	(10,326.0)
Other	—	(5.0)	—	—	1.0	—	(4.0)
Net cash (used in) provided by investing activities—continuing operations	(10,283.6)	(43.5)	30.0	(85.9)	(45.7)	—	(10,428.7)
Acquisitions, cash acquired— discontinued operations	—	—	—	—	42.4	—	42.4
Net cash used in investing activities— discontinued operations	—	—	—	(3.8)	(1.6)	—	(5.4)
Net cash (used in) provided by investing activities	(10,283.6)	(43.5)	30.0	(89.7)	(4.9)	—	(10,391.7)
Cash flows from financing activities:
Repayment of long-term debt	(1,368.4)	(1,000.1)	(1,500.0)	—	—	—	(3,868.5)
Net proceeds from employee stock plans	295.2	—	30.8	—	—	—	326.0
Excess tax benefit relating to employee stock-based compensation	—	37.2	8.1	—	—	—	45.3
Distributions paid to non-controlling interest	—	—	—	—	(8.1)	—	(8.1)
Proceeds from long-term debt, net of discounts	7,458.9	—	—	—	—	—	7,458.9
Repayment of revolving credit line, net	—	—	(1,000.0)	—	—	—	(1,000.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	—	600.0
Repayment of accounts receivable financing facility	—	—	—	—	(600.0)	—	(600.0)
Deferred financing fees	(52.4)	(50.8)	—	—	—	—	(103.2)
Net intercompany transactions	4,097.6	(2,773.5)	(924.3)	(705.5)	305.7	—	—
Net cash provided by (used in) financing activities—continuing operations	10,430.9	(3,787.2)	(3,385.4)	(705.5)	297.6	—	2,850.4
Net cash used in financing activities— discontinued operations	—	—	—	—	(26.8)	—	(26.8)
Net cash provided by (used in) financing activities	10,430.9	(3,787.2)	(3,385.4)	(705.5)	270.8	—	2,823.6
Effect of foreign currency translation adjustment	—	—	—	—	2.0	—	2.0
Less cash attributable to discontinued operations	—	—	—	—	(42.5)	—	(42.5)
Net (decrease) increase in cash and cash equivalents	—	(3,175.6)	—	121.5	227.1	—	(2,827.0)
Cash and cash equivalents at beginning of year	—	5,522.2	—	5.4	92.5	—	5,620.1
Cash and cash equivalents at end of year	$—	$2,346.6	$—	$126.9	$319.6	$—	$2,793.1

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2011
Net cash flows provided by (used in) operating activities	$(14.1)	$1,426.4	$—	$753.1	$27.7	$—	$2,193.1
Cash flows from investing activities:
Purchases of property and equipment	—	(124.9)	—	(13.4)	(6.1)	—	(144.4)
Other	—	(1.0)	—	1.3	20.2	—	20.5
Net cash (used in) provided by investing activities	—	(125.9)	—	(12.1)	14.1	—	(123.9)
Cash flows from financing activities:
Treasury stock acquired	—	(2,515.7)	—	—	—	—	(2,515.7)
Repayment of long-term debt	—	(0.1)	—	—	—	—	(0.1)
Net proceeds from employee stock plans	—	32.2	—	—	—	—	32.2
Excess tax benefit relating to employee stock-based compensation	—	28.3	—	—	—	—	28.3
Distributions paid to non-controlling interest	—	—	—	—	(1.1)	—	(1.1)
Proceeds from long-term debt, net of discounts	4,086.3	1,494.0	—	—	—	—	5,580.3
Deferred financing fees	(29.2)	(62.4)	—	—	—	—	(91.6)
Other	—	(2.9)	—	—	—	—	(2.9)
Net intercompany transactions	(4,043.0)	4,791.6	—	(744.6)	(4.0)	—	—
Net cash provided by (used in) financing activities	14.1	3,765.0	—	(744.6)	(5.1)	—	3,029.4
Effect of foreign currency translation adjustment	—	—	—	—	(2.2)	—	(2.2)
Net increase (decrease) in cash and cash equivalents	—	5,065.5	—	(3.6)	34.5	—	5,096.4
Cash and cash equivalents at beginning of year	—	456.7	—	9.0	58.0	—	523.7
Cash and cash equivalents at end of year	$—	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in the 1992 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II — Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
On April 2, 2012, the Company acquired Medco Health Solutions, Inc. (“Medco”). As a result of the acquisition of Medco, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. The Company transitioned selected billing and adjudication processes to a consolidated platform throughout 2013. As the Company further integrates the Medco business, it will continue to review the internal controls and take further steps to ensure that the internal controls are effective and integrated appropriately.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control — Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of December 31, 2013, the Company is utilizing the 1992 Framework.
Except for the paragraphs above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions (the “senior financial officers”). A copy of this code of business conduct and ethics is posted on the investor information section of our website at www.express-scripts.com and a print copy is available to any stockholder who requests a copy. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Information included on our website is not part of this annual report.
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
Consolidated Balance Sheet as of December 31, 2013 and 2012
Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2013, 2012 and 2011
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

EXPRESS SCRIPTS HOLDING COMPANY

February 20, 2014	By:	/s/ George Paz
George Paz
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Paz
George Paz	Chairman and Chief Executive Officer	February 20, 2014

/s/ Cathy R. Smith
Cathy R. Smith	Executive Vice President and Chief Financial Officer	February 20, 2014

/s/ Christopher K. Knibb
Christopher K. Knibb	Vice President and Chief Accounting Officer	February 20, 2014

/s/ Gary G. Benanav
Gary G. Benanav	Director	February 20, 2014

/s/ Maura C. Breen
Maura C. Breen	Director	February 20, 2014

/s/ William J. DeLaney
William J. DeLaney	Director	February 20, 2014

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 20, 2014

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 20, 2014

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 20, 2014

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 20, 2014

/s/ John O. Parker
John O. Parker	Director	February 20, 2014

/s/ William L. Roper
William L. Roper	Director	February 20, 2014

/s/ Samuel K. Skinner
Samuel K. Skinner	Director	February 20, 2014

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 20, 2014

EXPRESS SCRIPTS HOLDING COMPANY
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2013, 2012 and 2011

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year ended 12/31/11	$64.8	$11.6	$—	$20.8	$55.6
Year ended 12/31/12	55.6	145.8	—	68.9	132.5
Year ended 12/31/13	132.5	115.7	—	46.0	202.2
Valuation Allowance for Deferred Tax Assets
Year ended 12/31/11	$23.2	$1.9	$—	$—	$25.1
Year ended 12/31/12	25.1	4.2	6.1	—	35.4
Year ended 12/31/13	35.4	31.5	—	—	66.9

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit No.	Title
2.1(1)
Stock and Interest Purchase Agreement, dated as of April 9, 2009, among Express Scripts, Inc. and WellPoint, Inc., incorporated by reference to Exhibit No. 2.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed April 14, 2009, File No. 000-20199.

2.2(1)
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

4.2	Form of 7.125% Notes due 2018, incorporated by reference to Exhibit 4.3 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.3	Form of 2.750% Notes due 2015, incorporated by reference to Exhibit 4.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

4.4	Form of 4.125% Notes due 2020, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

4.5
First Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.6
Second Supplemental Indenture, dated as of May 29, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.7(2)
Third Supplemental Indenture, dated as of October 21, 2013, among Medco Health Solutions, Inc., United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and U.S. Bank Trust National Association, as Trustee.

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

Exhibit No.	Title
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

4.18(2)	Tenth Supplemental Indenture, dated as of October 21, 2013, among Express Scripts, Inc., United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and Union Bank, N.A., as Trustee.

4.19
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

4.24
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

Exhibit No.	Title
4.25
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

4.27
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

4.28
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

4.29(2)
Tenth Supplemental Indenture, dated as of October 21, 2013, among Express Scripts Holding Company, United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and Wells Fargo Bank, National Association, as Trustee.

4.30
Subsidiary Guaranty, dated as of April 2, 2012, by and among the subsidiaries of Express Scripts Holding Company party thereto as guarantors, in favor of Credit Suisse, as supplemented by that certain counterpart dated as of May 29, 2012, incorporated by reference to Exhibit 4.4 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

10.1(3)
Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-20199.

10.2(3)
Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to Express Scripts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-20199.

10.3(3)	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to Express Scripts, Inc.’s Proxy Statement filed April 18, 2006, File No. 000-20199.

10.4(3)
Form of Stock Option Agreement used with respect to grants of stock options by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 26, 2008, File No. 000-20199.

10.5(3)
Form of Restricted Stock Agreement used with respect to grants of restricted stock by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 000-20199.

10.6(3)
Form of Performance Share Award Agreement used with respect to grants of performance shares by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed February 26, 2008, File No. 000-20199.

10.7(3)
Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed March 7, 2006, File No. 000-20199.

10.8(3)
Form of Restricted Stock Unit Agreement used with respect to grants of restricted stock units by Express Scripts, Inc. under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.4 to Express Scripts, Inc.’s Current Report on Form 8-K filed March 3, 2009, File No. 000-20199.

10.9(3)
Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Exhibit No.	Title
10.10(3)
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.11(3)
Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.12(3)
Form of Restricted Stock Unit Grant Notice used with respect to certain grants of restricted stock units by Express Scripts Holding Company prior to 2014 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.13(3)
Form of Performance Share Award Notice used with respect to certain grants of performance shares by Express Scripts Holding Company prior to 2014 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.14(3)
Form of Stock Option Grant Notice used with respect to certain grants of stock options by Express Scripts Holding Company prior to 2014 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.15(3)
Express Scripts, Inc. Employee Stock Purchase Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.16(3)
Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to Express Scripts, Inc.’s Current Report on Form 8-K filed May 25, 2007, File No. 000-20199.

10.17(3)
Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.18(3)
Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.4 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.19(3)
Form of terms and conditions for director stock option and restricted stock unit awards, incorporated by reference to Exhibit 10.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed February 8, 2005, File No. 001-31312.

10.20
Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.4 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.21(3)
Executive Employment Agreement dated as of January 13, 2014, between Express Scripts Holding Company and George Paz, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed January 14, 2014.

10.22(3)
Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.23(3)
Form of Performance Share Award Notice used with respect to grants of performance shares by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.24(3)
Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Exhibit No.	Title
10.25(3)
Form of Amended and Restated Executive Employment Agreement entered into between Express Scripts, Inc. and certain key executives (including all of Express Scripts, Inc.’s named executive officers other than Mr. Paz), incorporated by reference to Exhibit 10.2 to Express Scripts, Inc.’s Current Report on Form 8-K filed October 31, 2008, File No. 000-20199.

10.26
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

10.27
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

11	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1(2)	Statement regarding computation of ratio of earnings to fixed charges.

21.1(2)	Subsidiaries of Express Scripts Holding Company.

23.1(2)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1(2)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(2)	Certification by Cathy Smith, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(2)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2(2)	Certification by Cathy Smith, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

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