Form 10-Q
period 2014-03-31
Express Scripts Holding Co.
filed 2014-04-29
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Common stock outstanding as of March 31, 2014:	773,580,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,850.4	$1,991.4
Restricted cash and investments	20.5	22.8
Receivables, net	3,907.3	4,022.9
Inventories	1,727.3	1,871.1
Deferred taxes	528.8	455.4
Prepaid expenses and other current assets	100.1	96.8
Current assets of discontinued operations	—	31.0
Total current assets	8,134.4	8,491.4
Property and equipment, net	1,659.4	1,658.9
Goodwill	29,304.6	29,305.4
Other intangible assets, net	13,570.7	14,015.6
Other assets	78.0	76.9
Total assets	$52,747.1	$53,548.2

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$6,348.9	$6,767.8
Accounts payable	2,830.4	2,900.0
Accrued expenses	1,760.4	1,982.2
Current maturities of long-term debt	2,635.2	1,584.0
Current liabilities of discontinued operations	—	1.3
Total current liabilities	13,574.9	13,235.3
Long-term debt	11,145.1	12,363.0
Deferred taxes	5,470.8	5,440.6
Other liabilities	671.0	664.4
Noncurrent liabilities of discontinued operations	—	0.1
Total liabilities	30,861.8	31,703.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 842.0 and 834.0, respectively; shares outstanding: 773.6 and 773.6, respectively	8.4	8.3
Additional paid-in capital	22,138.9	21,809.9
Accumulated other comprehensive income	9.4	11.7
Retained earnings	4,241.1	3,912.8
	26,397.8	25,742.7
Common stock in treasury at cost, 68.4 and 60.4 shares, respectively	(4,523.5)	(3,905.3)
Total Express Scripts stockholders’ equity	21,874.3	21,837.4
Non-controlling interest	11.0	7.4
Total stockholders’ equity	21,885.3	21,844.8
Total liabilities and stockholders’ equity	$52,747.1	$53,548.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Revenues(1)	$23,685.0	$26,019.9
Cost of revenues(1)	21,934.6	24,057.8
Gross profit	1,750.4	1,962.1
Selling, general and administrative	1,041.2	1,119.0
Operating income	709.2	843.1
Other (expense) income:
Equity income from joint venture	1.7	9.8
Interest income	9.4	1.6
Interest expense and other	(124.5)	(215.4)
	(113.4)	(204.0)
Income before income taxes	595.8	639.1
Provision for income taxes	261.3	259.1
Net income from continuing operations	334.5	380.0
Net loss from discontinued operations, net of tax	—	(1.9)
Net income	334.5	378.1
Less: Net income attributable to non-controlling interest	6.2	5.1
Net income attributable to Express Scripts	$328.3	$373.0

Weighted-average number of common shares outstanding during the period:
Basic	775.4	818.7
Diluted	786.4	832.5
Basic earnings per share:
Continuing operations attributable to Express Scripts	$0.42	$0.46
Discontinued operations attributable to Express Scripts	—	—
Net earnings attributable to Express Scripts	$0.42	$0.46
Diluted earnings per share:
Continuing operations attributable to Express Scripts	$0.42	$0.45
Discontinued operations attributable to Express Scripts	—	—
Net earnings attributable to Express Scripts	$0.42	$0.45
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$328.3	$374.9
Discontinued operations, net of tax	—	(1.9)
Net income attributable to Express Scripts shareholders	$328.3	$373.0

1	Includes retail pharmacy co-payments of $2,897.9 and $3,674.4 for the three months ended March 31, 2014 and 2013, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2014	2013
Net income	$334.5	$378.1
Other comprehensive loss:
Foreign currency translation adjustment	(2.3)	(2.1)
Comprehensive income	332.2	376.0
Less: Comprehensive income attributable to non-controlling interests	6.2	5.1
Comprehensive income attributable to Express Scripts	$326.0	$370.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
Net income	—	—	—	—	328.3	—	6.2	334.5
Other comprehensive loss	—	—	—	(2.3)	—	—	—	(2.3)
Treasury stock acquired	—	—	—	—	—	(618.2)	—	(618.2)
Changes in stockholders’ equity related to employee stock plans	8.0	0.1	329.0	—	—	—	—	329.1
Distributions to non-controlling interest	—	—	—	—	—	—	(2.6)	(2.6)
Balance at March 31, 2014	842.0	$8.4	$22,138.9	$9.4	$4,241.1	$(4,523.5)	$11.0	$21,885.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$334.5	$378.1
Net loss from discontinued operations, net of tax	—	1.9
Net income from continuing operations	334.5	380.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	553.1	600.3
Deferred income taxes	(35.7)	(138.7)
Employee stock-based compensation expense	28.0	52.3
Other, net	(40.1)	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	124.6	1,173.7
Inventories	143.8	4.6
Other current and noncurrent assets	(2.6)	9.7
Claims and rebates payable	(418.9)	(794.3)
Accounts payable	(58.0)	(332.1)
Other current and noncurrent liabilities	(174.7)	10.5
Net cash provided by operating activities - continuing operations	454.0	964.0
Net cash used in operating activities - discontinued operations	—	(0.6)
Net cash flows provided by operating activities	454.0	963.4
Cash flows from investing activities:
Purchases of property and equipment	(117.1)	(108.8)
Other	2.0	(4.4)
Net cash used in investing activities - continuing operations	(115.1)	(113.2)
Net cash used in investing activities - discontinued operations	—	(0.7)
Net cash used in investing activities	(115.1)	(113.9)
Cash flows from financing activities:
Treasury stock acquired	(618.2)	(300.0)
Repayment of long-term debt	(158.0)	(1,457.9)
Net proceeds from employee stock plans	250.3	105.9
Excess tax benefit relating to employee stock compensation	52.9	2.2
Distributions paid to non-controlling interest	—	(4.3)
Other	(4.4)	2.0
Net cash used in financing activities	(477.4)	(1,652.1)
Effect of foreign currency translation adjustment	(2.5)	(1.5)
Less: cash increase attributable to discontinued operations	—	0.5
Net decrease in cash and cash equivalents	(141.0)	(803.6)
Cash and cash equivalents at beginning of period	1,991.4	2,793.1
Cash and cash equivalents at end of period	$1,850.4	$1,989.5
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
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Express Scripts believes the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2013. For a full description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2013.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of March 31, 2014 and the consolidated balance sheet as of December 31, 2013, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three months ended March 31, 2014 and 2013, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2014, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2014 and 2013. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Discontinued Operations. During 2012, we determined that various businesses acquired in the Merger were no longer core to our future operations and committed to a plan to dispose of these businesses. In the third quarter of 2013, we entered into an agreement for the sale of our acute infusion therapies line of business, which was included within our pharmacy benefit management (“PBM”) segment. As a result, these businesses are classified as discontinued operations. In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows (see Note 3 - Dispositions).
New Accounting Guidance. In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the criteria for determining which disposals can be presented as discontinued operations and modifying related disclosure requirements. This statement is effective for financial statements issued for annual periods beginning after December 15, 2014. Adoption of the standard is not expected to have a material impact our financial position, results of operations, or cash flows.
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $685.1 million and $845.2 million, restricted cash and investments of $20.5 million and $22.8 million, and trading securities (included in other assets) of $19.0 million and $18.7 million, at March 31, 2014 and December 31, 2013, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

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

	March 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,368.6	$1,423.3	$1,378.5	$1,420.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.0	609.0	497.9	607.8

September 2010 Senior Notes
2.750% senior notes due 2015	505.9	513.5	506.9	514.9
4.125% senior notes due 2020	506.5	527.8	506.8	519.7
	1,012.4	1,041.3	1,013.7	1,034.6
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.3	1,567.7	1,497.0	1,566.2

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,325.1	1,249.8	1,324.4
4.750% senior notes due 2021	1,241.4	1,360.0	1,241.2	1,325.4
2.750% senior notes due 2014	899.8	913.0	899.7	917.1
6.125% senior notes due 2041	698.5	831.0	698.4	801.0
	4,089.5	4,429.1	4,089.1	4,367.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,491.4	1,553.0	1,490.7	1,548.0
2.100% senior notes due 2015	998.6	1,013.0	998.1	1,014.4
3.900% senior notes due 2022	982.4	1,029.0	981.9	1,003.4
	3,472.4	3,595.0	3,470.7	3,565.8
Total	$11,938.2	$12,665.4	$11,946.9	$12,562.7
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
Note 3 - Dispositions
Sale of portions of UBC. On August 15, 2013, we completed the sale of the portion of our United BioSource LLC (“UBC”) business related to specialty services for pre-market trials located in Wayne, Pennsylvania. On July 1, 2013, we completed the sale of the portion of our UBC business related to providing health economics, outcomes research, data analytics and market access services located in Bethesda, Maryland. On June 7, 2013, we completed the sale of the portion of our UBC business which primarily provided technology solutions and publications for biopharmaceutical companies located in Horsham, United Kingdom. Our disposed UBC operations were included within our Other Business Operations segment before being classified as discontinued operations as of December 31, 2012.
Sale of our acute infusion therapies line of business. On November 1, 2013, we completed the sale of our acute infusion therapies line of business, which was included within our PBM segment before being classified as a discontinued operation as of September 30, 2013.

Disposition of Europe. During the fourth quarter of 2012, we determined that our operations in Europe, which were included within our Other Business Operations segment, were not core to our future operations and committed to a plan to dispose of this business. As a result, this business was classified as discontinued as of December 31, 2012. Our European operations primarily consisted of clinical and specialty pharmacy management services. As of March 31, 2014, our European operations are substantially shut down.
The results of the disposed portions of UBC, as defined above, our European operations and our acute infusion therapies line of business are reported as discontinued operations in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2013. Additionally cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows for the three months ended March 31, 2013. Finally, assets and liabilities of these businesses held were segregated in our accompanying consolidated balance sheet as of December 31, 2013. As of December 31, 2013, total assets of discontinued operations were $31.0 million and total liabilities of discontinued operations were $1.4 million. There were no assets or liabilities of discontinued operations as of March 31, 2014.
Certain information with respect to the discontinued operations, as defined above, for the three months ended March 31, 2013 is summarized below. There were no discontinued operations for the three months ended March 31, 2014.

(in millions)	March 31, 2013
Revenues	$165.4
Operating loss	(1.9)
Income tax expense from discontinued operations	—
Net loss from discontinued operations, net of tax	(1.9)
Note 4 - Goodwill and other intangible assets
The following is a summary of our goodwill and other intangible assets for our two reportable segments: PBM and Other Business Operations.

	March 31, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,314.4	$(107.2)	$29,207.2	$29,315.4	$(107.4)	$29,208.0
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,411.8	$(107.2)	$29,304.6	$29,412.8	$(107.4)	$29,305.4
Other intangible assets
PBM
Customer contracts(1)	$17,571.9	$(4,324.9)	$13,247.0	$17,602.3	$(3,926.2)	$13,676.1
Trade names	226.6	(44.6)	182.0	226.6	(39.0)	187.6
Miscellaneous	111.6	(52.3)	59.3	111.6	(47.4)	64.2
	17,910.1	(4,421.8)	13,488.3	17,940.5	(4,012.6)	13,927.9
Other Business Operations
Customer relationships	127.3	(73.5)	53.8	127.3	(69.2)	58.1
Trade names	35.8	(7.2)	28.6	35.8	(6.2)	29.6
	163.1	(80.7)	82.4	163.1	(75.4)	87.7
Total other intangible assets	$18,073.2	$(4,502.5)	$13,570.7	$18,103.6	$(4,088.0)	$14,015.6

(1)
PBM customer contracts balance as of March 31, 2014 reflects a decrease of $2.2 million due to the finalization of the purchase price related to the SmartD asset acquisition, as discussed below. Changes in gross PBM customer contracts and related accumulated amortization also reflect a decrease of $28.0 million related to the write-off of a fully amortized asset.

Our PBM gross customer contract balance as of December 31, 2013 includes $14.5 million related to our asset acquisition of the SmartD Medicare Prescription Drug Plan (“PDP”) on September 1, 2013. During the first quarter of 2014, we finalized the purchase price related to the customer contract, resulting in a reduction of the asset value by $2.2 million.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $442.6 million and $507.6 million for the three months ended March 31, 2014 and 2013, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended March 31, 2014 and 2013. The aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $1,767.0 million for 2014, $1,746.5 million for 2015, $1,740.2 million for 2016, $1,321.8 million for 2017 and $1,311.1 million for 2018. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 5 to 20 years for customer-related intangible assets and 2 to 30 years for other intangible assets.
A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2013	$29,208.0	$97.4	$29,305.4
Foreign currency translation	(0.8)	—	(0.8)
Balance at March 31, 2014	$29,207.2	$97.4	$29,304.6
Note 5 - Earnings per share
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

	Three Months Ended March 31,
(in millions)	2014(1)	2013
Weighted-average number of common shares outstanding during the period—Basic	775.4	818.7
Dilutive common stock equivalents:(2)
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	11.0	13.8
Weighted-average number of common shares outstanding during the period—Diluted(3)	786.4	832.5

(1)
The decrease in the weighted-average number of common shares outstanding for the three months ended March 31, 2014 used for both Basic and Diluted EPS is primarily due to a total of 68.4 million shares held in treasury for the three months ended March 31, 2014 as compared to 5.1 million shares held in treasury for the three months ended March 31, 2013.

(2)
Dilutive common stock equivalents exclude the 0.6 million shares that we would receive if the ASR Agreement (discussed in Note 7 - Common stock) was settled as of March 31, 2014. These were excluded because their effect was anti-dilutive.

(3)	Excludes awards of 1.0 million and 6.6 million for the three months ended March 31, 2014 and 2013, respectively. These were excluded because their effect was anti-dilutive.

Note 6 - Financing
Our total debt, net of unamortized discounts and premiums, consists of:

(in millions)	March 31, 2014	December 31, 2013
Long-term debt:
March 2008 Senior Notes
7.125% senior notes due 2018	$1,368.6	$1,378.5

June 2009 Senior Notes
7.250% senior notes due 2019	498.0	497.9

September 2010 Senior Notes
2.750% senior notes due 2015	505.9	506.9
4.125% senior notes due 2020	506.5	506.8
	1,012.4	1,013.7
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.3	1,497.0

November 2011 Senior Notes
3.500% senior notes due 2016	1,249.8	1,249.8
4.750% senior notes due 2021	1,241.4	1,241.2
2.750% senior notes due 2014	899.8	899.7
6.125% senior notes due 2041	698.5	698.4
	4,089.5	4,089.1
February 2012 Senior Notes
2.650% senior notes due 2017	1,491.4	1,490.7
2.100% senior notes due 2015	998.6	998.1
3.900% senior notes due 2022	982.4	981.9
	3,472.4	3,470.7
Term facility due August 29, 2016 with an average interest rate of 1.87% at March 31, 2014 and 1.92% at December 31, 2013	1,842.1	2,000.0
Other	—	0.1
Total debt	13,780.3	13,947.0
Less: Current maturities of long-term debt	2,635.2	1,584.0
Total long-term debt	$11,145.1	$12,363.0
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger, to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility has been available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of March 31, 2014, no amounts were drawn under the revolving facility. We make quarterly principal payments on the term facility. As of March 31, 2014, $736.8 million of this facility was considered current maturities of long-term debt.

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
COVENANTS
Our bank financing arrangements and senior notes contain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among others, minimum interest coverage ratios and maximum leverage ratios. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At March 31, 2014, we believe we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.
Note 7 - Common stock
On December 9, 2013, as part of our Share Repurchase Program discussed below, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “ASR Program”) under an Accelerated Share Repurchase agreement (the “ASR Agreement”). Under the terms of the ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represents, based on the closing share price of our common stock on NASDAQ on December 9, 2013, approximately 90% of the $1,500.0 million amount of the ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received is determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the ASR Program less a discount granted under the ASR Agreement. The ASR Program was completed on April 16, 2014. See Note 12 - Subsequent event for additional details.
Under the terms of the ASR Agreement, upon settlement of the ASR Program we would receive additional shares, including for the remaining 10% of the $1,500.0 million amount of the ASR Program, or we would be required to pay additional cash for the initial shares received or re-deliver shares (at our option), based on the forward price beginning after the effective date of the ASR Agreement and ending on or about May 5, 2014, subject to the right of the investment bank to accelerate settlement of the ASR Agreement. As mentioned above, the investment bank exercised their right to accelerate and settled the ASR Agreement.
Under the terms of the ASR Agreement, we could have been required to deliver a maximum of 44.7 million shares. If the ASR Program had been settled as of March 31, 2014, based on the VWAP since the effective date of the agreement, the investment bank would have been required to deliver an additional 0.6 million shares to us. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the three months ended March 31, 2014 because their effect was anti-dilutive.
The ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR Program on April 16, 2014 (see Note 12 - Subsequent event). The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement.
During the three months ended March 31, 2014 and 2013, we repurchased 8.0 million and 5.1 million shares for $618.2 million and $300.0 million, respectively, under our existing share repurchase program (the “Share Repurchase Program”) originally announced on March 6, 2013. On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, for a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. As of March 31, 2014, there were 72.8 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash.

Note 8 - Stock-based compensation plans
In March 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders in May 2011 and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards and other types of awards. Subsequent to the effective date of the 2011 LTIP, no additional awards have been or will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee.
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
Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units and performance share awards. Subsequent to the Merger, all awards are settled by issuance of new shares. During the three months ended March 31, 2014, we granted 3.0 million stock options with a weighted-average fair market value of $18.05. The SSRs and stock options granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan generally have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.
The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
	2014	2013
Expected life of option	3-5 years	4-5 years
Risk-free interest rate	0.7%-1.6%	0.6%-0.9%
Expected volatility of stock	27%-29%	30%-37%
Expected dividend yield	None	None
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
During the three months ended March 31, 2014, we granted to certain officers and employees approximately 0.9 million restricted stock units and performance shares with a weighted-average fair market value of $77.15. Restricted stock units and performance shares granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan generally vest over three years. Restricted stock units granted under the 2011 LTIP and the 2002 Stock Incentive Plan subsequent to the Merger generally vest on a graded schedule. Performance shares, as well as Medco’s restricted stock units granted under the 2002 Stock Incentive Plan prior to the Merger, cliff vest at the end of the vesting period. The number of performance shares that ultimately vest is dependent upon achieving specific performance metrics. Prior to vesting, performance shares are subject to forfeiture without consideration upon termination of employment under certain circumstances. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics. During the three months ended March 31, 2014, approximately 0.1 million additional performance shares were settled, and common shares were issued to certain officers for achieving certain performance metrics.

We recognized stock-based compensation expense of $28.0 million and $47.2 million in the three months ended March 31, 2014 and 2013, respectively. Unamortized stock-based compensation as of March 31, 2014 was $72.4 million for stock options and SSRs and $93.2 million for restricted stock units and performance shares.
Note 9 - Commitments and contingencies
In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for any such accruals for the three months ended March 31, 2014 or the year ended December 31, 2013.
We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative accounting guidance, if the range of probable loss is broad, the liability accrued should be based on the low end of the range.
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
Note 10 - Segment information
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. During the first quarter of 2014, we reorganized our business primarily related to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the period ended March 31, 2013 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations, for the three months ended March 31, 2014 and 2013.

During 2013, we determined that a business acquired in the Merger that was previously included within our PBM segment was no longer core to our future operations and committed to a plan to dispose of this business. In accordance with applicable accounting guidance, the results of operations for this business are reported as discontinued operations for all periods presented in the accompanying information.

(in millions)	PBM	Other Business Operations(1)	Total
For the three months ended March 31, 2014
Product revenues:
Network revenues(2)	$13,912.3	$—	$13,912.3
Home delivery and specialty revenues(3)	8,913.6	—	8,913.6
Other revenues(4)	—	506.3	506.3
Service revenues	282.3	70.5	352.8
Total revenues	23,108.2	576.8	23,685.0
Depreciation and amortization expense	546.0	7.1	553.1
Operating income	694.6	14.6	709.2
Equity income from joint venture			1.7
Interest income			9.4
Interest expense and other			(124.5)
Income before income taxes			595.8
Capital expenditures	111.6	5.5	117.1
For the three months ended March 31, 2013
Product revenues:
Network revenues(2)	$16,097.8	$—	$16,097.8
Home delivery and specialty revenues(3)	9,171.8	—	9,171.8
Other revenues(4)	—	463.1	463.1
Service revenues	222.1	65.1	287.2
Total revenues	25,491.7	528.2	26,019.9
Depreciation and amortization expense	593.5	6.8	600.3
Operating income	828.1	15.0	843.1
Equity income from joint venture			9.8
Interest income			1.6
Interest expense and other			(215.4)
Income before income taxes			639.1
Capital expenditures	106.6	2.2	108.8

(1)
Other Business Operations operating income for the three months ended March 31, 2013 includes the $3.5 million gain associated with the settlement of working capital balances for ConnectYourCare (“CYC”).

(2)	Includes retail pharmacy co-payments of $2,897.9 million and $3,674.4 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Includes home delivery, specialty and other, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(4)	Includes claims related to drugs distributed through patient assistance programs.

The following table presents balance sheet information about our reportable segments, including the discontinued operations of Europe:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of March 31, 2014
Total assets	$51,761.2	$985.9	$—	$52,747.1
Investment in equity method investees	$31.9	$—	$—	$31.9

As of December 31, 2013
Total assets	$52,560.1	$957.1	$31.0	$53,548.2
Investment in equity method investees	$30.2	$—	$—	$30.2
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of specialty distribution activities and development of scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our UBC business.
The top five clients in the aggregate represent 36.8% of our consolidated revenue for the three months ended March 31, 2014. None of these clients on an individual basis exceed 15.0% of consolidated revenues for the three months ended March 31, 2014.
Revenues earned by our continuing operations international businesses totaled $22.0 million and $18.4 million for the three months ended March 31, 2014 and 2013, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $54.0 million and $58.6 million as of March 31, 2014 and December 31, 2013, respectively. All other continuing operations long-lived assets are domiciled in the United States.

Note 11 - Condensed consolidating financial information
The senior notes issued by the Company, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations, or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
In June 2013 we sold the portion of our UBC business which primarily provided technology solutions and publications to biopharmaceutical companies, and in the third quarter of 2013 we sold the remaining portions of our UBC business that were classified as discontinued. In the fourth quarter of 2013, we sold our acute infusion therapies line of business. Consequently, the operations of our European operations, the portions of UBC operations that were sold, and our acute infusion therapies line of business are included as discontinued operations of the non-guarantors as of and for the three months ended March 31, 2013, and as of December 31, 2013 (through their respective dates of sale, as applicable). Results for the three months ended March 31, 2013 include the operations of our European operations, UBC, and our acute infusion therapies line of business (revised to reflect the operations as discontinued operations as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date. The condensed consolidating financial information is presented separately for:

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
In the first quarter of 2014, we revised our condensed consolidating statements of operations. Correcting adjustments were made to the condensed consolidating statement of operations for the three months ended March 31, 2013 to reflect amounts related to certain intercompany revenues and operating expenses that were previously reported on a net basis in the Non-Guarantors column. The effect of the adjustment is an increase in revenue and operating expenses in the Non-Guarantors column by $401.3 million for the three months ended March 31, 2013 (and the same effect for all year to date periods during 2013). The adjustment resulted in corresponding offsets in the Eliminations column for each period. There was no impact to net income in either the Non-Guarantors column or the Eliminations column. As prior period financial information is presented in future filings, we will similarly revise the condensed consolidating statements of operations.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2014
Cash and cash equivalents	$—	$1,055.4	$16.0	$16.4	$762.6	$—	$1,850.4
Restricted cash and investments	—	—	—	—	20.5	—	20.5
Receivables, net	—	1,524.1	362.6	1,820.4	200.2	—	3,907.3
Other current assets	—	98.0	353.1	1,878.8	26.3	—	2,356.2
Total current assets	—	2,677.5	731.7	3,715.6	1,009.6	—	8,134.4
Property and equipment, net	—	583.1	6.2	1,050.2	19.9	—	1,659.4
Investments in subsidiaries	36,442.8	9,311.5	12,172.8	—	—	(57,927.1)	—
Intercompany	—	—	—	14,596.3	—	(14,596.3)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	24.8	—	29,304.6
Other intangible assets, net	47.9	1,042.0	10,611.5	1,852.9	16.4	—	13,570.7
Other assets	—	69.6	18.2	3.6	12.3	(25.7)	78.0
Total assets	$36,490.7	$16,605.1	$46,148.5	$24,968.9	$1,083.0	$(72,549.1)	$52,747.1
Claims and rebates payable	$—	$3,323.9	$3,025.0	$—	$—	$—	$6,348.9
Accounts payable	—	837.2	50.7	1,847.4	95.1	—	2,830.4
Accrued expenses	64.2	267.5	420.6	607.1	401.0	—	1,760.4
Current maturities of long-term debt	2,635.2	—	—	—	—	—	2,635.2
Total current liabilities	2,699.4	4,428.6	3,496.3	2,454.5	496.1	—	13,574.9
Long-term debt	6,768.7	1,995.3	2,381.1	—	—	—	11,145.1
Intercompany	5,148.3	6,993.8	2,402.0	—	52.2	(14,596.3)	—
Deferred taxes	—	—	3,985.0	1,476.6	9.2	—	5,470.8
Other liabilities	—	204.1	424.6	67.1	0.9	(25.7)	671.0
Non-controlling interest	—	—	—	—	11.0	—	11.0
Express Scripts stockholders’ equity	21,874.3	2,983.3	33,459.5	20,970.7	513.6	(57,927.1)	21,874.3
Total liabilities and stockholders’ equity	$36,490.7	$16,605.1	$46,148.5	$24,968.9	$1,083.0	$(72,549.1)	$52,747.1

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2013
Cash and cash equivalents	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4
Restricted cash and investments	—	—	1.0	—	21.8	—	22.8
Receivables, net	—	1,381.3	750.5	1,557.1	334.0	—	4,022.9
Other current assets	—	99.8	286.4	2,010.4	26.7	—	2,423.3
Current assets of discontinued operations	—	—	—	—	31.0	—	31.0
Total current assets	—	2,627.0	1,041.5	3,611.5	1,211.4	—	8,491.4
Property and equipment, net	—	550.3	5.4	1,082.7	20.5	—	1,658.9
Investments in subsidiaries	36,060.9	9,096.2	12,089.8	—	—	(57,246.9)	—
Intercompany	—	—	—	14,247.9	—	(14,247.9)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	25.6	—	29,305.4
Other intangible assets, net	51.7	1,071.7	10,946.8	1,926.0	19.4	—	14,015.6
Other assets	—	79.9	16.5	3.9	12.2	(35.6)	76.9
Total assets	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2
Claims and rebates payable	$—	$3,866.2	$2,901.6	$—	$—	$—	$6,767.8
Accounts payable	—	875.1	62.7	1,834.9	127.3	—	2,900.0
Accrued expenses	45.3	455.9	241.0	615.5	624.5	—	1,982.2
Current maturities of long-term debt	1,583.9	0.1	—	—	—	—	1,584.0
Current liabilities of discontinued operations	—	—	—	—	1.3	—	1.3
Total current liabilities	1,629.2	5,197.3	3,205.3	2,450.4	753.1	—	13,235.3
Long-term debt	7,975.9	1,994.9	2,392.2	—	—	—	12,363.0
Intercompany	4,670.1	6,328.1	3,222.2	—	27.5	(14,247.9)	—
Deferred taxes	—	—	4,034.7	1,386.4	19.5	—	5,440.6
Other liabilities	—	199.1	419.9	79.0	2.0	(35.6)	664.4
Noncurrent liabilities of discontinued operations	—	—	—	—	0.1	—	0.1
Non-controlling interest	—	—	—	—	7.4	—	7.4
Express Scripts stockholders’ equity	21,837.4	2,627.1	33,433.8	20,706.5	479.5	(57,246.9)	21,837.4
Total liabilities and stockholders’ equity	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2014
Revenues	$—	$8,556.7	$11,041.5	$4,631.8	$610.6	$(1,155.6)	$23,685.0
Operating expenses	—	8,262.9	11,120.2	4,189.4	558.9	(1,155.6)	22,975.8
Operating income (loss)	—	293.8	(78.7)	442.4	51.7	—	709.2
Other (expense) income, net	(84.1)	(18.6)	(9.1)	1.0	(2.6)	—	(113.4)
Income (loss) before income taxes	(84.1)	275.2	(87.8)	443.4	49.1	—	595.8
Provision (benefit) for income taxes	(30.5)	134.2	(30.4)	184.0	4.0	—	261.3
Net (loss) income from continuing operations	(53.6)	141.0	(57.4)	259.4	45.1	—	334.5
Equity in earnings of subsidiaries	381.9	215.3	83.0	—	—	(680.2)	—
Net income	328.3	356.3	25.6	259.4	45.1	(680.2)	334.5
Less: Net income attributable to non-controlling interest	—	—	—	—	6.2	—	6.2
Net income attributable to Express Scripts	328.3	356.3	25.6	259.4	38.9	(680.2)	328.3
Other comprehensive loss	(2.3)	(2.3)	—	—	(2.3)	4.6	(2.3)
Comprehensive income attributable to Express Scripts	$326.0	$354.0	$25.6	$259.4	$36.6	$(675.6)	$326.0

For the three months ended March 31, 2013
Revenues	$—	$6,979.4	$14,038.9	$5,398.5	$499.2	$(896.1)	$26,019.9
Operating expenses	—	6,663.1	13,848.8	5,117.2	443.8	(896.1)	25,176.8
Operating income	—	316.3	190.1	281.3	55.4	—	843.1
Other (expense) income, net	(87.0)	(100.5)	(15.2)	1.3	(2.6)	—	(204.0)
Income (loss) before income taxes	(87.0)	215.8	174.9	282.6	52.8	—	639.1
Provision (benefit) for income taxes	(31.5)	112.5	65.7	111.0	1.4	—	259.1
Net income (loss) from continuing operations	(55.5)	103.3	109.2	171.6	51.4	—	380.0
Net loss from discontinued operations, net of tax	—	—	—	—	(1.9)	—	(1.9)
Equity in earnings of subsidiaries	428.5	176.6	39.4	—	—	(644.5)	—
Net income	373.0	279.9	148.6	171.6	49.5	(644.5)	378.1
Less: Net income attributable to non-controlling interest	—	—	—	—	5.1	—	5.1
Net income attributable to Express Scripts	373.0	279.9	148.6	171.6	44.4	(644.5)	373.0
Other comprehensive loss	(2.1)	(2.1)	—	—	(2.1)	4.2	(2.1)
Comprehensive income attributable to Express Scripts	$370.9	$277.8	$148.6	$171.6	$42.3	$(640.3)	$370.9

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2014
Net cash flows provided by (used in) operating activities	$(28.9)	$(674.6)	$833.4	$374.2	$(50.1)	$—	$454.0
Cash flows from investing activities:
Purchases of property and equipment	—	(90.2)	—	(26.3)	(0.6)	—	(117.1)
Other	—	—	—	—	2.0	—	2.0
Net cash (used in) provided by investing activities	—	(90.2)	—	(26.3)	1.4	—	(115.1)
Cash flows from financing activities:
Treasury stock acquired	(618.2)	—	—	—	—	—	(618.2)
Repayment of long term debt	(157.9)	(0.1)	—	—	—	—	(158.0)
Net proceeds from employee stock plans	250.3	—	—	—	—	—	250.3
Excess tax benefit relating to employee stock compensation	—	22.5	30.4	—	—	—	52.9
Other	—	—	—	(4.4)	—	—	(4.4)
Net intercompany transactions	554.7	651.9	(851.4)	(371.1)	15.9	—	—
Net cash (used in) provided by financing activities	28.9	674.3	(821.0)	(375.5)	15.9	—	(477.4)
Effect of foreign currency translation adjustment	—	—	—	—	(2.5)	—	(2.5)
Net (decrease) increase in cash and cash equivalents	—	(90.5)	12.4	(27.6)	(35.3)	—	(141.0)
Cash and cash equivalents at beginning of period	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of period	$—	$1,055.4	$16.0	$16.4	$762.6	$—	$1,850.4

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2013
Net cash flows provided by (used in) operating activities	$(33.4)	$(132.9)	$335.9	$582.8	$211.0	$—	$963.4
Cash flows from investing activities:
Purchases of property and equipment	—	(102.2)	—	(4.4)	(2.2)	—	(108.8)
Other	—	(6.2)	—	—	1.8	—	(4.4)
Net cash used in investing activities - continuing operations	—	(108.4)	—	(4.4)	(0.4)	—	(113.2)
Net cash used in investing activities - discontinued operations	—	—	—	—	(0.7)	—	(0.7)
Net cash used in investing activities	—	(108.4)	—	(4.4)	(1.1)	—	(113.9)
Cash flows from financing activities:
Treasury stock acquired	(300.0)	—	—	—	—	—	(300.0)
Repayment of long term debt	(157.9)	(1,000.0)	(300.0)	—	—	—	(1,457.9)
Net proceeds from employee stock plans	105.9	—	—	—	—	—	105.9
Excess tax benefit relating to employee stock compensation	—	1.8	0.4	—	—	—	2.2
Distributions paid to non-controlling interest	—	—	—	—	(4.3)	—	(4.3)
Other	—	—	—	(3.1)	5.1	—	2.0
Net intercompany transactions	385.4	328.5	(33.6)	(543.9)	(136.4)	—	—
Net cash (used in) provided by financing activities	33.4	(669.7)	(333.2)	(547.0)	(135.6)	—	(1,652.1)
Effect of foreign currency translation adjustment	—	—	—	—	(1.5)	—	(1.5)
Less: cash increase attributable to discontinued operations	—	—	—	—	0.5	—	0.5
Net (decrease) increase in cash and cash equivalents	—	(911.0)	2.7	31.4	73.3	—	(803.6)
Cash and cash equivalents at beginning of period	—	2,346.6	—	126.9	319.6	—	2,793.1
Cash and cash equivalents at end of period	$—	$1,435.6	$2.7	$158.3	$392.9	$—	$1,989.5
Note 12 - Subsequent event
In April 2014, we settled the ASR Agreement and received 0.6 million additional shares, resulting in a total of 20.7 million shares received under the ASR Agreement. See Note 7 - Common stock for further discussion regarding the ASR Agreement.

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
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 20, 2014.
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
As the largest full-service pharmacy benefit management (“PBM”) company in the United States, we offer a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. Our integrated PBM services include retail network pharmacy administration, home delivery pharmacy services, benefit design consultation, drug utilization review, drug formulary management, clinical solutions to improve health outcomes, Medicare Part D, Medicaid and Health Insurance Marketplace (“Public Exchange”) offerings, specialty pharmacy services, fertility services to providers and patients, administration of a group purchasing organization and consumer health and drug information.
During the first quarter of 2014, we reorganized a portion of our business primarily related to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the period ended March 31, 2013 have been reclassified throughout the financial statements, where appropriate, to reflect the new segment structure. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.5% and 98.9% of revenues for the three months ended March 31, 2014 and 2013, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. Our claims volume has been impacted by the transition of UnitedHealth Group, in-group attrition, and certain client losses and implementation delays. However, we continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate. We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect that the ongoing positive trends in our business will continue to offset negative factors.
As a result of the transition of UnitedHealth Group claims and variability of other contractual revenue streams, quarterly performance trends may vary from historical periods. As expected, revenue related to a large client was realized in the second quarter of 2013 due to the structure of the contract. We anticipate this pattern of earnings to continue for the foreseeable future.
As the regulatory environment evolves, we plan to continue to make significant investments designed to maintain our competitive position. These projects include preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in Express Scripts’ Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 20, 2014.

CLIENTS
We are a provider of PBM services to several market segments. Our clients include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We provide specialty services to customers who also include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists and others. Refer to Note 10 - Segment information for a discussion of client concentration.
RESULTS OF OPERATIONS
PBM OPERATING INCOME
During the first quarter of 2014, we reorganized our business primarily related to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the period ended March 31, 2013 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.
During 2013, we determined that a business acquired in the Merger that was previously included within our PBM segment was no longer core to our future operations and committed to a plan to dispose of this business. In accordance with applicable accounting guidance, the results of operations for this business are reported as discontinued operations for all periods presented in the accompanying information provided below.

	Three Months Ended March 31,
(in millions)	2014	2013
Product revenues
Network revenues(1)	$13,912.3	$16,097.8
Home delivery and specialty revenues(2)	8,913.6	9,171.8
Service revenues	282.3	222.1
Total PBM revenues	23,108.2	25,491.7
Cost of PBM revenues(1)	21,400.6	23,566.8
PBM gross profit	1,707.6	1,924.9
PBM SG&A expenses	1,013.0	1,096.8
PBM operating income	$694.6	$828.1
Claims
Network	230.7	282.8
Home delivery and specialty(2)	30.3	36.2
Total PBM claims	261.0	319.0
Total adjusted PBM claims(3)	319.8	389.4

(1)	Includes retail pharmacy co-payments of $2,897.9 million and $3,674.4 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Includes home delivery, specialty and other, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
Product Revenues for the three months ended March 31, 2014: Network pharmacy revenues decreased by $2,185.5 million, or 13.6%, in the three months ended March 31, 2014. This decrease is due to lower revenue and related claims of approximately $2,244.9 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the network generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our network generic fill rate increased to 83.3% of network claims in the three months ended March 31, 2014 as compared to 81.3% in the same period of 2013.

Home delivery and specialty revenues decreased by $258.2 million, or 2.8%, in the three months ended March 31, 2014 from the same period in 2013. This decrease is due to lower revenue and related claims of approximately $296.0 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the home delivery generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our home delivery generic fill rate increased to 76.4% of home delivery claims in the three months ended March 31, 2014 as compared to 74.0% in the same period of 2013.
Cost of PBM revenues decreased by $2,166.2 million, or 9.2%, in the three months ended March 31, 2014 from the same period of 2013. This decrease is due to lower cost of revenues and related claims of approximately $2,448.2 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to lower claims volume in general, partially offset by inflation on branded drugs.
PBM gross profit decreased by $217.3 million, or 11.3%, in the three months ended March 31, 2014 from the same period of 2013. This decrease is primarily due to lower claims volume, including the transition of UnitedHealth Group claims, offset by better management of ingredient costs, cost savings from the increase in the aggregate generic fill rate (82.4% for the three months ended March 31, 2014 as compared to 80.5% in the same period of 2013), as well as $107.8 million of transaction and integration costs for the three months ended March 31, 2014 compared to $44.5 million for the three months ended March 31, 2013.
Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2014 decreased by $83.8 million, or 7.6%, as compared to the same period of 2013. This decrease is primarily due to synergies realized as a result of the Merger, partially offset by $125.3 million of transaction and integration costs for the combined Company, compared to $113.6 million for the three months ended March 31, 2013.
PBM operating income decreased by $133.5 million, or 16.1%, for the three months ended March 31, 2014, as compared to the same period of 2013, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME
During the first quarter of 2014, we reorganized our business primarily related to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the period ended March 31, 2013 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.

	Three Months Ended March 31,
(in millions)	2014	2013
Product revenues	$506.3	$463.1
Service revenues	70.5	65.1
Total Other Business Operations revenues	576.8	528.2
Cost of Other Business Operations revenues	534.0	491.0
Other Business Operations gross profit	42.8	37.2
Other Business Operations SG&A expenses	28.2	22.2
Other Business Operations operating income	$14.6	$15.0
Claims
Home delivery and specialty(1)	0.2	0.5
Total adjusted Other Business Operations claims	0.2	0.5
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations Results of Operations: Other Business Operations operating income decreased by $0.4 million for the three months ended March 31, 2014 from the same period of 2013. This decrease is due to a $3.5 million gain associated with settlement of working capital balances for ConnectYourCare (“CYC”) that was included for the three months ended March 31, 2013 and a decrease in claims related to drugs distributed through patient assistance programs, partially offset by an increase in volume across the remaining lines of business within the segment.

OTHER (EXPENSE) INCOME
Net other expense decreased by $90.6 million in the three months ended March 31, 2014 as compared to the same period of 2013. This decrease was primarily due to $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of ESI’s $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014 during the three months ended March 31, 2013. This decrease is also attributable to lower equity income from our joint venture, Surescripts, of $1.7 million for the three months ended March 31, 2014 compared to $9.8 million for the three months ended March 31, 2013.
PROVISION FOR INCOME TAXES
Our effective tax rate from continuing operations attributable to Express Scripts increased to 44.3% for the three months ended March 31, 2014 as compared to 40.9% for the same period in 2013 due to both recurring and discrete events.
We recognized discrete charges from continuing operations of $36.1 million for the three months ended March 31, 2014 as compared to discrete charges of $10.6 million for the same period in 2013. Our 2014 discrete charges primarily relate to changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws. Our 2013 net discrete charges primarily relate to changes in our unrecognized tax benefits.
As of March 31, 2014, management intends to pursue a $544.9 million potential tax benefit related to the disposition of PolyMedica Corporation (“Liberty”). Based on information currently available, no net benefit has been recognized. Pending the resolution of certain matters, including but not limited to examinations by taxing authorities, all or a part of the deduction may become realizable in the future. We cannot predict with any certainty the exact amount.
We believe that it is reasonably possible that our unrecognized tax benefits could significantly change within the next twelve months due to the anticipated conclusion of various examinations. An estimate of the range of a reasonably possible change in the next 12 months cannot be made.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2013, we entered into an agreement for the sale of our acute infusion therapies line of business, which was included within our PBM segment. As a result, this business was classified as discontinued operations. In accordance with applicable accounting guidance, the results of operations for the three months ended March 31, 2013 have been restated to reflect these operations as discontinued.
Net loss from discontinued operations, net of tax, decreased by $1.9 million for the three months ended March 31, 2014 from the same period of 2013. This decrease is primarily due to the sale of the discontinued portions of UBC and our acute infusion therapies line of business in 2013 and inclusion of the net loss of these lines of business for the three months ended March 31, 2013.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Increases in these amounts are primarily driven by increased profitability.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three months ended March 31, 2014 decreased by $44.7 million to $328.3 million, or 12.0%, over the same period of 2013, due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts decreased 8.7% and 6.7%, respectively, for three months ended March 31, 2014 over the same period of 2013. This decrease is primarily due to lower operating income during the three months ended March 31, 2014, partially offset by a total of 68.4 million shares held in treasury for the three months ended March 31, 2014, as compared to 5.1 million shares held in treasury for the three months ended March 31, 2013.

EBITDA FROM CONTINUING OPERATIONS ATTRIBUTABLE TO EXPRESS SCRIPTS
We have provided below a reconciliation of adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts(1)(2)	Three Months Ended March 31,
(in millions, except per claim data)	2014	2013
Net income attributable to Express Scripts	$328.3	$373.0
Less: Net loss from discontinued operations, net of tax	—	(1.9)
Net income from continuing operations attributable to Express Scripts	$328.3	$374.9
Provision for income taxes	261.3	259.1
Depreciation and amortization	553.1	600.3
Interest expense, net	115.1	213.8
Equity income from joint venture	(1.7)	(9.8)
EBITDA from continuing operations attributable to Express Scripts	1,256.1	1,438.3
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(3)	214.9	154.6
Adjusted EBITDA from continuing operations attributable to Express Scripts	1,471.0	1,592.9
Total adjusted claims from continuing operations	320.0	389.9
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(4)	$4.60	$4.09

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

(3)	Transaction and integration costs for the three months ended March 31, 2014 presented above excludes $18.2 million of depreciation related to the integration of Medco which does not impact EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES AND FINANCING
For the three months ended March 31, 2014, net cash provided by continuing operations decreased $510.0 million compared to the same period of 2013 to an inflow of $454.0 million. Changes in working capital resulted in a cash outflow of $385.8 million for the three months ended March 31, 2014 compared to a cash inflow of $72.1 million over the same period of 2013, resulting in a total change of $457.9 million. The working capital decrease was primarily due to the timing of payments and receipts of claims and rebates payable, accounts payable and accounts receivable.
Net cash used in investing activities by continuing operations was $115.1 million for the three months ended March 31, 2014, compared to net cash used in investing activities by continuing operations of $113.2 million over the same period of 2013. Capital expenditures for the three months ended March 31, 2014 include $26.6 million related to the new data centers, $13.7 million related to the new high volume pharmacy fulfillment facility and $4.8 million related to the new office facility. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
Net cash used in financing activities by continuing operations was $477.4 million for the three months ended March 31, 2014, which represents a decrease of $1,174.7 million compared to the same period in 2013. Outflows in 2014 were primarily due to $157.9 million of quarterly term facility payments and treasury share repurchases of $618.2 million during the three months ended March 31, 2014 compared to outflows of $1,300.0 million related to the redemption of senior notes, $157.9 million of quarterly term facility payments and treasury share repurchases of $300.0 million during the same period of 2013.
We are a provider to State of Illinois employees. As of March 31, 2014, we had an outstanding receivable balance of approximately $264.8 million. We have not recorded a reserve against this receivable, as it is associated with a State, which continues to make payments. We believe that the full receivable balance will be realized.
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
ACQUISITIONS
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.
STOCK REPURCHASE PROGRAM
During the three months ended March 31, 2014 and 2013, we repurchased 8.0 million and 5.1 million shares for $618.2 million and $300.0 million, respectively, under our existing share repurchase program (the “Share Repurchase Program”) originally announced on March 6, 2013. On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, for a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. As of March 31, 2014, there were 72.8 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash.

ACCELERATED SHARE REPURCHASE
On December 9, 2013, as part of our Share Repurchase Program, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “ASR Program”) under an Accelerated Share Repurchase agreement (the “ASR Agreement”). Under the terms of the ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represents, based on the closing share price of our common stock on NASDAQ on December 9, 2013, approximately 90% of the $1,500.0 million amount of the ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received is determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the ASR Program less a discount granted under the ASR Agreement. The ASR Program was completed on April 16, 2014. See Note 12 - Subsequent event for additional details.
Under the terms of the ASR Agreement, upon settlement of the ASR Program, we would receive additional shares, including for the remaining 10% of the $1,500.0 million amount of the ASR Program, or we would be required to pay additional cash for the initial shares received or re-deliver shares (at our option), based on the forward price beginning after the effective date of the ASR Agreement and ending on or about May 5, 2014, subject to the right of the investment bank to accelerate settlement of the ASR Agreement. As mentioned above, the investment bank exercised their right to accelerate and settled the ASR Agreement.
Under the terms of the ASR Agreement, we could have been required to deliver a maximum of 44.7 million shares. If the ASR Program had been settled as of March 31, 2014, based on the VWAP since the effective date of the agreement, the investment bank would have been required to deliver an additional 0.6 million shares to us. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because their effect was anti-dilutive.
The ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR Program on April 16, 2014 (see Note 12 - Subsequent event). The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement.
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger, to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility has been available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. We make quarterly principal payments on the term facility. As of March 31, 2014, $736.8 million of this facility is considered current maturities of long-term debt.
Our bank financing agreements and senior notes contain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among others, minimum interest coverage ratios and maximum leverage ratios. At March 31, 2014, we believe we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.
See Note 6 - Financing for more information on our credit facilities.
SENIOR NOTES
On February 6, 2012, we issued $3,500.0 million of senior notes, including:

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
The net proceeds were used for general corporate purposes.
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
See Note 6 - Financing for more information on our senior notes borrowings.
OTHER MATTERS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the criteria for determining which disposals can be presented as discontinued operations and modifying related disclosure requirements. This statement is effective for financial statements issued for annual periods beginning after December 15, 2014. Adoption of the standard is not expected to have a material impact our financial position, results of operations, or cash flows.
IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2014, we had $1,842.1 million of obligations which were subject to variable rates of interest under our credit agreements. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $18.4 million (pre-tax), presuming that obligations subject to variable interest rates remained constant. Note, however, that as of March 31, 2014, cash on hand exceeds our variable rate obligations by $8.3 million.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.
On April 2, 2012, the Company acquired Medco Health Solutions, Inc. As we finalize the integration process throughout the remainder of the year, we will continue to review the internal controls to ensure that they are effective.
Except as described above, during the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Express Scripts Holding Company’s subsidiaries (for purposes of this Item 1, collectively “the Company”) are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance that the outcome of any of these matters individually, or some number of them in the aggregate, will not be materially adverse to our financial condition, results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results.
The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013, relating to proceedings involving the Company:
These matters are:

•
Multi-District Litigation - On April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings, including the following remaining cases: Lynch v. National Prescription Administrators, et al. (United States District Court for the Southern District of New York, Case No. 03 CV 1303) (filed February 26, 2003); Wagner et al. v. Express Scripts (United States District Court for the Southern District of New York, Case No.04cv01018 (WHP)) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (United States District Court for the Southern District of New York, Case No.04-CV-0626 (FIS) (RFT)) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York (“COBA”), et al. v. Express Scripts, Inc. (United States District Court for the Southern District of New York, Case No.04-Civ-7098 (WHP)) (filed August 5, 2004); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (United States District Court for the Eastern District of Missouri, Case No.B05-1004036) (filed May 27, 2005); and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (United States District Court for the Northern District of New York, Case No. 1:08-cv-323) (filed February 18, 2008). Under these cases, the plaintiffs assert that certain of the business practices of Express Scripts, Inc. and its subsidiaries (for purposes of this Item 1,“ESI”), including those relating to ESI’s contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to ESI’s retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under ERISA, common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consisted of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints sought money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the court in its entirety. Additionally, ESI’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part in Minshew v. Express Scripts, Inc., et al. (United States District Court for the Eastern District of Missouri, No. 4:02-cv-1503-HEA) (filed December 12, 2001), which was subsequently dismissed on July 21, 2011. The court found that ESI was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The court, in partially granting plaintiffs’ motion for summary judgment, found that ESI was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. On February 16, 2010, in accordance with the schedule under the case management order, plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was the PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. On March 31, 2014, the court entered an Opinion, Memorandum and Order granting ESI’s motion for summary judgment on the claims of plaintiffs Wagner, Scheuerman, Brynien, Lynch, and COBA.

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 12, 2002). A complaint was filed against ESI, NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions (for purposes of this Item 1, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege that defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds was appealed to the Ninth Circuit as discussed further below. Plaintiffs filed a motion for class certification, but that motion has not been briefed pending the appeal. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, defendants filed a petition for rehearing en banc requesting the Ninth Circuit reconsider its ruling on defendants’ motion to dismiss, which was granted on October 31, 2011. On June 6, 2012, an en banc panel of the Ninth Circuit Court of Appeals issued a decision certifying the question of constitutionality of California Civil Code Section 2527 to the California Supreme Court, requesting the state’s highest court to consider the issue and make a ruling. On July 18, 2012, the California Supreme Court granted the certification request and, on December 19, 2013, held that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections. On January 29, 2014, the Ninth Circuit en banc panel issued a ruling vacating the prior panel opinion and remanded the case to the original Ninth Circuit three-judge panel to either consider the federal constitutional issues or remand the case to the district court. On March 19, 2014, the Ninth Circuit Court of Appeals entered an order lifting the stay and remanded the case to the district court for further proceedings.

•
United States ex rel. David Morgan v. Express Scripts, Inc., First Databank, Inc., Amerisource Bergen Corp., Cardinal Health, Inc., Caremark, Inc., McKesson Corp., Medco Health Solutions, Inc., Medi-Span, and John Doe Corporation 1-20, (United States District Court for the District of New Jersey, Case No. 05-cv-1714) (unsealed December 21, 2012). This is a qui tam lawsuit in which the government declined to intervene against defendants. Morgan, the qui tam relator, served the third amended complaint on ESI and Medco on January 3, 2013. Morgan alleges claims under the federal False Claims Act and the false claims acts of twenty-two states. The allegations deal primarily with an alleged conspiracy among other defendants to inflate the published average wholesale price (“AWP”) of certain drugs. Morgan generally alleges that ESI and Medco were aware of the AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the AWP inflation to their government health care program clients in violation of an alleged fiduciary duty and/or in violation of contractual obligations. Morgan also claims that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment. On April 16, 2013, ESI and Medco filed a motion to dismiss the third amended complaint arguing that Morgan failed to plead his claims with sufficient particularity to satisfy Federal Rules of Civil Procedure 9(b) and 12(b)(6), that he lacks standing to bring independent claims for breach of contract and fiduciary duty, and that Morgan is not an original source of the allegations because there has been prior public disclosures of them. On September 7, 2013, Morgan filed an opposition to the motion to dismiss. On December 9, 2013, the United States District Court for the District of New Jersey entered an order granting ESI’s and Medco’s motions to dismiss Morgan’s third amended complaint. On January 6, 2014, Morgan filed a notice of appeal to the United States Court of Appeals for the Third Circuit, and filed an appellate brief on March 31, 2014. ESI’s and Medco’s brief in opposition is due on May 5, 2014, and Morgan’s reply brief is due May 19, 2014.

•
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc., (United States District Court for the District of New Jersey, No. 1:12-cv-522) (unsealed February 20, 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene in December 2012. The second amended complaint alleges that defendants Medco, Accredo Health Group, Inc. (for purposes of this Item 1, “Accredo”) and Hemophilia Health Services, Inc. violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo's pharmacy services. The second amended complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo's pharmacy services. On May 17, 2013, defendants filed a motion to dismiss the second amended complaint, which Greenfield opposed in briefings filed on June 17, 2013. On December 30, 2013, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss relating to Greenfield’s federal claims, declined to exercise jurisdiction over his state law claims, and provided Greenfield thirty days to file a third amended complaint. On January 28, 2014, Greenfield filed a third amended complaint in which he asserts claims similar to those pled in the second amended complaint, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute, as opposed to the Civil Monetary Penalty Statute as previously pled. On February 21, 2014, defendants filed a motion to dismiss Greenfield’s third amended complaint. Greenfield filed an opposition to the motion on March 20, 2014, and defendants filed a reply brief on March 31, 2014. Defendants’ motion to dismiss is now fully briefed and we await a ruling from the court.

•
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., Amerisource Bergen Corp., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp., Express Scripts [sic], Medco Health Solutions, Inc., and Walgreens Company (United States District Court for the Southern District of New York, Case No. 1:11-cv-08196-CM) (unsealed January 8, 2014). This qui tam case was filed under seal in April 2013. The federal government intervened against defendants Novartis Pharmaceuticals Corp. (“Novartis”) and BioScrip, Inc. (“BioScrip”), and declined to intervene against the remaining defendants, including ESI, Medco, Accredo and CuraScript, Inc. (“CuraScript”). On January 8, 2014, the United States District Court ordered Kester to file any second amended complaint by January 30, 2014. On January 30, 2014, Kester filed a second amended complaint against Accredo and CuraScript in which he alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states in connection with rebates and discounts provided in various contracts with Novartis involving the following drugs: Exjade, Gleevec, Tasigna, and TOBI. Kester dismissed ESI and Medco from the lawsuit. On March 21, 2014, CuraScript and Accredo filed a letter motion and brief requesting dismissal of the second amended complaint, to which Kester filed an opposition on March 28, 2014.

•
ATLS Acquisition, LLC, et al., FGST Investments, Inc., et al. v. Medco Health Solutions, Inc. (United States Bankruptcy Court for the District of Delaware, Case No. 13-10262 (PJW)) (adversary complaint filed March 7, 2014). On December 3, 2012, Medco sold PolyMedica Corporation and its subsidiaries (“PolyMedica”), including all assets and liabilities to FGST Investments, Inc. (“FGST”) in a management buyout transaction. On February 15, 2013, ATLS Acquisition LLC (“ATLS”), the parent company of FGST, FGST, and PolyMedica (ATLS, FGST and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection. On March 7, 2014, Debtors filed an adversary complaint against Medco alleging breach of contract, specific performance, indemnity, breach of financial statements warranty, declaratory judgment, avoidance of transfers based on constructive and actual fraud, and disallowance and subordination of Medco’s claims. Debtors seek payment of PolyMedica’s pre-closing taxes and other creditors’ claims. On March 10, 2014, Debtors filed objections to proofs of claims filed by Medco. On March 24, 2014, Debtors filed a motion for partial summary judgment as to the pre-closing taxes.

•
On February 27, 2014, the Company received a subpoena duces tecum from the United States Department of Justice, District of Rhode Island, pursuant to 18 U.S.C. Section 24(a), requesting information regarding the Company’s contractual arrangements with Pfizer, Bayer EMD Serono and biogen idec concerning the following drugs: Betaseron, Rebif and Avonex. The Company intends to cooperate with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

•
On March 31, 2014, the Company received a subpoena duces tecum from the Attorney General of New Jersey, requesting information regarding ESI’s and Medco’s arrangements with Astra Zeneca concerning the drug Nexium. The Company intends to cooperate with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

•
On April 8, 2014, the Company received a subpoena from the United States Department of Labor, Employee Benefits Security Administration requesting information regarding ESI’s and Medco’s client relationships from 2009 to the present. The Company intends to cooperate with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

In addition to the foregoing matters, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. Investigations under the federal and most state False Claims Acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing of a False Claims Act complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended March 31, 2014 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program(1)
1/1/2014 - 1/31/2014	—	$—	—	15.8
2/1/2014 - 2/28/2014	2.0	74.57	2.0	13.8
3/1/2014 - 3/31/2014	6.0	77.53	6.0	72.8	(2)
First Quarter 2014 Total	8.0	$76.80	8.0

(1)
Excludes the effect of shares that were delivered upon the settlement of the ASR Program in April 2014. See Note 7 - Common stock for further discussion of the ASR Program and Note 12 - Subsequent event for further discussion of the settlement of the ASR Program.

(2)
Increase in number of shares that may yet be purchased under the program is due to the approval by the Board of Directors of Express Scripts for an increase in the authorized number of shares by an additional 65.0 million shares.

The repurchases disclosed in this table were made pursuant to the share repurchase program originally announced on March 6, 2013 (the “Share Repurchase Program”). On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, or a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	April 29, 2014	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	April 29, 2014	By:	/s/ Cathy R. Smith
Cathy R. Smith, Executive Vice President and
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

10.1
Form of Indemnification Agreement with members of the Company’s board of directors and each of its executive officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2014.

10.2
Form of Executive Employment Agreement with certain executive officers (including Keith J. Ebling, Edward B. Ignaczak and Cathy R. Smith), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014.

10.3	Retention Agreement dated as of March 24, 2014, between the Company and Edward B. Ignaczak, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 24, 2014.

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Cathy R. Smith, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Cathy R. Smith, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[1]	XBRL Taxonomy Instance Document.

101.2[1]	XBRL Taxonomy Extension Schema Document.

101.3[1]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[1]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[1]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[1]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
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