Form 10-Q
period 2014-06-30
Express Scripts Holding Co.
filed 2014-07-29
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Common stock outstanding as of June 30, 2014:	745,450,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,835.2	$1,991.4
Restricted cash and investments	20.6	22.8
Receivables, net	5,178.2	4,022.9
Inventories	1,767.0	1,871.1
Deferred taxes	518.5	455.4
Prepaid expenses and other current assets	132.9	96.8
Current assets of discontinued operations	—	31.0
Total current assets	10,452.4	8,491.4
Property and equipment, net	1,644.1	1,658.9
Goodwill	29,305.5	29,305.4
Other intangible assets, net	13,142.2	14,015.6
Other assets	89.6	76.9
Total assets	$54,633.8	$53,548.2

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$7,569.0	$6,767.8
Accounts payable	2,959.3	2,900.0
Accrued expenses	1,517.8	1,982.2
Current maturities of long-term debt	3,938.3	1,584.0
Current liabilities of discontinued operations	—	1.3
Total current liabilities	15,984.4	13,235.3
Long-term debt	12,165.5	12,363.0
Deferred taxes	5,351.4	5,440.6
Other liabilities	673.9	664.4
Noncurrent liabilities of discontinued operations	—	0.1
Total liabilities	34,175.2	31,703.4
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 843.7 and 834.0, respectively; shares outstanding: 745.4 and 773.6, respectively	8.4	8.3
Additional paid-in capital	22,389.4	21,809.9
Accumulated other comprehensive income	12.9	11.7
Retained earnings	4,756.3	3,912.8
	27,167.0	25,742.7
Common stock in treasury at cost, 98.3 and 60.4 shares, respectively	(6,715.1)	(3,905.3)
Total Express Scripts stockholders’ equity	20,451.9	21,837.4
Non-controlling interest	6.7	7.4
Total stockholders’ equity	20,458.6	21,844.8
Total liabilities and stockholders’ equity	$54,633.8	$53,548.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenues(1)	$25,111.0	$26,381.9	$48,796.0	$52,401.8
Cost of revenues(1)	23,103.3	24,266.8	45,037.9	48,324.6
Gross profit	2,007.7	2,115.1	3,758.1	4,077.2
Selling, general and administrative	1,041.7	1,110.8	2,082.9	2,229.8
Operating income	966.0	1,004.3	1,675.2	1,847.4
Other (expense) income:
Equity income from joint venture	4.7	7.0	6.4	16.8
Interest income	5.6	1.1	15.0	2.7
Interest expense and other	(134.7)	(127.6)	(259.2)	(343.0)
	(124.4)	(119.5)	(237.8)	(323.5)
Income before income taxes	841.6	884.8	1,437.4	1,523.9
Provision for income taxes	318.9	310.4	580.2	569.5
Net income from continuing operations	522.7	574.4	857.2	954.4
Net loss from discontinued operations, net of tax	—	(23.9)	—	(25.8)
Net income	522.7	550.5	857.2	928.6
Less: Net income attributable to non-controlling interest	7.5	7.5	13.7	12.6
Net income attributable to Express Scripts	$515.2	$543.0	$843.5	$916.0

Weighted-average number of common shares outstanding during the period:
Basic	758.1	815.2	766.7	816.9
Diluted	766.5	828.4	776.4	830.5
Basic earnings per share:
Continuing operations attributable to Express Scripts	$0.68	$0.70	$1.10	$1.15
Discontinued operations attributable to Express Scripts	—	(0.03)	—	(0.03)
Net earnings attributable to Express Scripts	$0.68	$0.67	$1.10	$1.12
Diluted earnings per share:
Continuing operations attributable to Express Scripts	$0.67	$0.68	$1.09	$1.13
Discontinued operations attributable to Express Scripts	—	(0.03)	—	(0.03)
Net earnings attributable to Express Scripts	$0.67	$0.66	$1.09	$1.10
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$515.2	$566.9	$843.5	$941.8
Discontinued operations, net of tax	—	(23.9)	—	(25.8)
Net income attributable to Express Scripts shareholders	$515.2	$543.0	$843.5	$916.0

1
Includes retail pharmacy co-payments of $2,578.5 and $3,204.3 for the three months ended June 30, 2014 and 2013, respectively, and $5,476.4 and $6,878.7 for the six months ended June 30, 2014 and 2013, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income	$522.7	$550.5	$857.2	$928.6
Other comprehensive income (loss):
Foreign currency translation adjustment	3.5	(3.9)	1.2	(6.0)
Comprehensive income	526.2	546.6	858.4	922.6
Less: Comprehensive income attributable to non-controlling interests	7.5	7.5	13.7	12.6
Comprehensive income attributable to Express Scripts	$518.7	$539.1	$844.7	$910.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
Net income	—	—	—	—	843.5	—	13.7	857.2
Other comprehensive income	—	—	—	1.2	—	—	—	1.2
Treasury stock acquired	—	—	149.9	—	—	(2,809.8)	—	(2,659.9)
Changes in stockholders’ equity related to employee stock plans	9.7	0.1	429.6	—	—	—	—	429.7
Distributions to non-controlling interest	—	—	—	—	—	—	(14.4)	(14.4)
Balance at June 30, 2014	843.7	$8.4	$22,389.4	$12.9	$4,756.3	$(6,715.1)	$6.7	$20,458.6
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$857.2	$928.6
Net loss from discontinued operations, net of tax	—	25.8
Net income from continuing operations	857.2	954.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111.2	1,209.7
Deferred income taxes	(212.2)	(262.6)
Employee stock-based compensation expense	54.4	87.0
Other, net	(35.1)	(49.1)
Changes in operating assets and liabilities:
Accounts receivable	(1,163.0)	867.7
Inventories	104.1	(12.0)
Other current and noncurrent assets	(44.8)	15.5
Claims and rebates payable	801.2	(1,616.6)
Accounts payable	65.2	(265.1)
Other current and noncurrent liabilities	(348.7)	(121.0)
Net cash provided by operating activities - continuing operations	1,189.5	807.9
Net cash used in operating activities - discontinued operations	—	(25.4)
Net cash flows provided by operating activities	1,189.5	782.5
Cash flows from investing activities:
Purchases of property and equipment	(208.8)	(194.9)
Proceeds from sale of business	—	77.9
Other	6.7	1.3
Net cash used in investing activities - continuing operations	(202.1)	(115.7)
Net cash used in investing activities - discontinued operations	—	(2.1)
Net cash used in investing activities	(202.1)	(117.8)
Cash flows from financing activities:
Treasury stock acquired	(2,659.9)	(801.0)
Proceeds from long-term debt, net of discounts	2,490.1	—
Repayment of long-term debt	(315.8)	(1,615.8)
Net proceeds from employee stock plans	312.1	271.0
Excess tax benefit relating to employee stock compensation	65.9	14.8
Distributions paid to non-controlling interest	(14.2)	(13.4)
Other	(21.6)	6.3
Net cash used in financing activities	(143.4)	(2,138.1)
Effect of foreign currency translation adjustment	(0.2)	(5.2)
Less: cash decrease attributable to discontinued operations	—	27.4
Net increase (decrease) in cash and cash equivalents	843.8	(1,451.2)
Cash and cash equivalents at beginning of period	1,991.4	2,793.1
Cash and cash equivalents at end of period	$2,835.2	$1,341.9
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
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Express Scripts believes the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in Express Scripts’ 2013 Annual Financial Statements for the year ended December 31, 2013 included in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014. For a full description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of June 30, 2014 and the consolidated balance sheet as of December 31, 2013, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2014 and 2013, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2014, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2014 and 2013. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Discontinued Operations. During 2012, we determined that various businesses acquired in the Merger were no longer core to our future operations and committed to a plan to dispose of these businesses. During 2013, we entered into an agreement for the sale of our acute infusion therapies line of business. As a result, these businesses are classified as discontinued operations. In accordance with applicable accounting guidance, the results of operations for these entities are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet and cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statement of cash flows (see Note 3 - Dispositions).
New Accounting Guidance. In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the criteria for determining which disposals can be presented as discontinued operations and modifying related disclosure requirements. This statement is effective for financial statements issued for annual periods beginning after December 15, 2014. Adoption of the standard is not expected to have a material impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and early application is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $1,166.7 million and $845.2 million, restricted cash and investments of $20.6 million and $22.8 million and trading securities (included in other assets) of $24.6 million and $18.7 million, at June 30, 2014 and December 31, 2013, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
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

	June 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,358.6	$1,410.4	$1,378.5	$1,420.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.1	611.5	497.9	607.8

September 2010 Senior Notes
2.750% senior notes due 2015	504.9	512.0	506.9	514.9
4.125% senior notes due 2020	506.3	536.5	506.8	519.7
	1,011.2	1,048.5	1,013.7	1,034.6
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.6	1,562.9	1,497.0	1,566.2

November 2011 Senior Notes
3.500% senior notes due 2016	1,250.0	1,319.4	1,249.8	1,324.4
4.750% senior notes due 2021	1,241.7	1,383.8	1,241.2	1,325.4
2.750% senior notes due 2014	899.9	908.1	899.7	917.1
6.125% senior notes due 2041	698.4	852.6	698.4	801.0
	4,090.0	4,463.9	4,089.1	4,367.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,492.1	1,556.5	1,490.7	1,548.0
2.100% senior notes due 2015	999.0	1,010.0	998.1	1,014.4
3.900% senior notes due 2022	982.8	1,047.0	981.9	1,003.4
	3,473.9	3,613.5	3,470.7	3,565.8
June 2014 Senior Notes
2.250% senior notes due 2019	997.6	995.0	—	—
3.500% senior notes due 2024	992.8	990.2	—	—
1.250% senior notes due 2017	499.8	497.9	—	—
	2,490.2	2,483.1	—	—
Total	$14,419.6	$15,193.8	$11,946.9	$12,562.7

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
Sale of our acute infusion therapies line of business. On November 1, 2013, we completed the sale of our acute infusion therapies line of business, which was included within our pharmacy benefit management (“PBM”) segment before being classified as a discontinued operation as of September 30, 2013.
Disposition of Europe. During the fourth quarter of 2012, we determined that our operations in Europe, which were included within our Other Business Operations segment, were not core to our future operations and committed to a plan to dispose of this business. As a result, this business was classified as discontinued as of December 31, 2012. Our European operations primarily consisted of clinical and specialty pharmacy management services. As of March 31, 2014, our European operations were substantially shut down.
The results of the disposed portions of UBC, as discussed above, our European operations and our acute infusion therapies line of business are reported as discontinued operations in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2013. Additionally, cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2013. Finally, assets and liabilities of these businesses held were segregated in our accompanying consolidated balance sheet as of December 31, 2013. As of December 31, 2013, total assets of discontinued operations were $31.0 million and total liabilities of discontinued operations were $1.4 million. There were no assets or liabilities of discontinued operations as of June 30, 2014.
Certain information with respect to discontinued operations, as discussed above, for the three and six months ended June 30, 2013 is summarized below. There were no discontinued operations for the three and six months ended June 30, 2014.

(in millions)	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues	$172.5	$337.9
Operating loss	(12.2)	(14.1)
Income tax expense from discontinued operations	(11.7)	(11.7)
Net loss from discontinued operations, net of tax	(23.9)	(25.8)

Note 4 - Goodwill and other intangible assets
The following is a summary of our goodwill and other intangible assets for our two reportable segments: PBM and Other Business Operations.

	June 30, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,315.5	$(107.4)	$29,208.1	$29,315.4	$(107.4)	$29,208.0
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,412.9	$(107.4)	$29,305.5	$29,412.8	$(107.4)	$29,305.4
Other intangible assets
PBM
Customer contracts(1)	$17,572.1	$(4,751.7)	$12,820.4	$17,602.3	$(3,926.2)	$13,676.1
Trade names	226.6	(50.2)	176.4	226.6	(39.0)	187.6
Miscellaneous(2)	120.8	(52.7)	68.1	111.6	(47.4)	64.2
	17,919.5	(4,854.6)	13,064.9	17,940.5	(4,012.6)	13,927.9
Other Business Operations
Customer relationships	127.3	(77.7)	49.6	127.3	(69.2)	58.1
Trade names	35.8	(8.1)	27.7	35.8	(6.2)	29.6
	163.1	(85.8)	77.3	163.1	(75.4)	87.7
Total other intangible assets	$18,082.6	$(4,940.4)	$13,142.2	$18,103.6	$(4,088.0)	$14,015.6

(1)
PBM customer contracts balance as of June 30, 2014 reflects a decrease of $2.2 million due to the finalization of the purchase price related to the SmartD asset acquisition, as discussed below. Changes in gross PBM customer contracts and related accumulated amortization also reflect a decrease of $28.0 million related to the write-off of a fully amortized asset.

(2) Changes in the gross PBM miscellaneous balance as of June 30, 2014 reflect an increase of $18.2 million due to the recognition of deferred financing fees related to the June 2014 Senior Notes (as defined in Note 6 - Financing).

Our PBM gross customer contract balance as of December 31, 2013 includes $14.5 million related to our asset acquisition of the SmartD Medicare Prescription Drug Plan (“PDP”) on September 1, 2013. During the first quarter of 2014, we finalized the purchase price related to the customer contract, resulting in a reduction of the asset value by $2.2 million.
The aggregate amount of amortization expense of other intangible assets for our continuing operations was $446.7 million and $509.9 million for the three months ended June 30, 2014 and 2013, respectively, and $889.3 million and $1,017.5 million for the six months ended June 30, 2014 and 2013, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for each of the three months ended June 30, 2014 and 2013, respectively, and $57.0 million for each of the six months ended June 30, 2014 and 2013, respectively. The aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $1,772.2 million for 2014, $1,747.9 million for 2015, $1,741.9 million for 2016, $1,324.5 million for 2017 and $1,313.4 million for 2018. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 5 to 20 years for customer-related intangible assets and 2 to 30 years for other intangible assets.
A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2013	$29,208.0	$97.4	$29,305.4
Foreign currency translation	0.1	—	0.1
Balance at June 30, 2014	$29,208.1	$97.4	$29,305.5

Note 5 - Earnings per share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations for all periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014(1)	2013	2014(1)	2013
Weighted-average number of common shares outstanding during the period—basic	758.1	815.2	766.7	816.9
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	8.4	13.2	9.7	13.6
Weighted-average number of common shares outstanding during the period—diluted(2)	766.5	828.4	776.4	830.5

(1)
The decrease in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2014 for basic and diluted EPS is primarily due to a total of 98.3 million shares held in treasury on June 30, 2014 as compared to 13.3 million shares on June 30, 2013.

(2)
Excludes awards of 3.1 million and 3.3 million for the three months ended June 30, 2014 and 2013, respectively, and 2.0 million and 4.2 million for the six months ended June 30, 2014 and 2013, respectively. These were excluded because their effect was anti-dilutive.

Note 6 - Financing
Our total debt, net of unamortized discounts and premiums, consists of:

(in millions)	June 30, 2014	December 31, 2013
Long-term debt:
March 2008 Senior Notes
7.125% senior notes due 2018	$1,358.6	$1,378.5

June 2009 Senior Notes
7.250% senior notes due 2019	498.1	497.9

September 2010 Senior Notes
2.750% senior notes due 2015	504.9	506.9
4.125% senior notes due 2020	506.3	506.8
	1,011.2	1,013.7
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.6	1,497.0

November 2011 Senior Notes
3.500% senior notes due 2016	1,250.0	1,249.8
4.750% senior notes due 2021	1,241.7	1,241.2
2.750% senior notes due 2014	899.9	899.7
6.125% senior notes due 2041	698.4	698.4
	4,090.0	4,089.1
February 2012 Senior Notes
2.650% senior notes due 2017	1,492.1	1,490.7
2.100% senior notes due 2015	999.0	998.1
3.900% senior notes due 2022	982.8	981.9
	3,473.9	3,470.7
June 2014 Senior Notes
2.250% senior notes due 2019	997.6	—
3.500% senior notes due 2024	992.8	—
1.250% senior notes due 2017	499.8	—
	2,490.2	—
Term facility due August 29, 2016 with an average interest rate of 1.90% at June 30, 2014 and 1.92% at December 31, 2013	1,684.2	2,000.0
Other	—	0.1
Total debt	16,103.8	13,947.0
Less: Current maturities of long-term debt	3,938.3	1,584.0
Total long-term debt	$12,165.5	$12,363.0

BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger, to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility has been available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of June 30, 2014, no amounts were drawn under the revolving facility. We make quarterly principal payments on the term facility. As of June 30, 2014, $789.4 million of this facility was considered current maturities of long-term debt.
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
SENIOR NOTES
On June 5, 2014, we issued $2,500.0 million of senior notes (the “June 2014 Senior Notes”), including:

•	$500.0 million aggregate principal amount of 1.250% senior notes due 2017 (“June 2017 Senior Notes”)

•	$1,000.0 million aggregate principal amount of 2.250% senior notes due 2019 (“June 2019 Senior Notes”)

•	$1,000.0 million aggregate principal amount of 3.500% senior notes due 2024 (“June 2024 Senior Notes”)
The Company intends to use the net proceeds from the sale of the June 2014 Senior Notes (i) to pay in full the Company’s outstanding 2.750% senior notes due 2014 at their maturity on November 15, 2014, (ii) to redeem all of the Company’s outstanding 3.500% senior notes due 2016 (which were redeemed in July 2014) and (iii) for general corporate purposes, which may include repurchases of the Company’s common stock under its share repurchase program pursuant to open market transactions, block trades, privately negotiated transactions or other means or a combination of the aforementioned. On June 5, 2014, the Company issued an irrevocable notice of redemption in respect of its 3.500% senior notes due 2016, and, as a result, this note is classified as “Current maturities of long-term debt” as of June 30, 2014. In July 2014, the Company redeemed its $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016. Refer to Note 13 - Subsequent event for additional information.
The June 2017 Senior Notes will pay interest semiannually on June 2 and December 2. The June 2019 Senior Notes and the June 2024 Senior Notes will pay interest semiannually on June 15 and December 15. We may redeem some or all of each series of June 2014 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 10 basis points with respect to any June 2017 Senior Notes being redeemed, 15 basis points with respect to any June 2019 Senior Notes being redeemed, or 20 basis points with respect to any June 2024 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The June 2014 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries.
Financing costs of $18.2 million for the issuance of the June 2014 Senior Notes are being amortized over a weighted-average period of 6.6 years and are reflected in the “Other intangible assets, net” line item in the accompanying unaudited consolidated balance sheet.
COVENANTS
Our bank financing arrangements and senior notes contain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among others, minimum interest coverage ratios and maximum leverage ratios. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At June 30, 2014, we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.

Note 7 - Income taxes
On June 2, 2014, we reached final settlement of Medco’s 2008, 2009 and 2010 consolidated U.S. federal income tax returns, filed prior to the Merger. We also reached final settlement on various state examinations. The federal and state settlements resulted in a reduction to our unrecognized tax benefits of $57.9 million, of which an immaterial amount impacted the Company’s effective tax rate.
We believe that it is reasonably possible that our unrecognized tax benefits could significantly change within the next twelve months due to the anticipated conclusion of various examinations. An estimate of the range of a reasonably possible change in the next twelve months cannot be made.
Note 8 - Common stock
On December 9, 2013, as part of our Share Repurchase Program discussed below, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “ASR Program”) under an Accelerated Share Repurchase agreement (the “ASR Agreement”). Under the terms of the ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represented, based on the closing share price of our common stock on NASDAQ on December 9, 2013, approximately 90% of the $1,500.0 million amount of the ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received was determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the ASR Program less a discount granted under the ASR Agreement. In April 2014, we settled the ASR Agreement and received 0.6 million additional shares, resulting in a total of 20.7 million shares received under the ASR Agreement.
The ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR Program on April 16, 2014. The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement. The remaining 0.6 million shares received for the settlement to the ASR Program reduced weighted-average common shares outstanding for the three and six months ended June 30, 2014.
Including the shares repurchased through the ASR Agreement, under our existing share repurchase program (the “Share Repurchase Program”) originally announced on March 6, 2013, we repurchased 29.9 million and 8.2 million shares for $2,191.6 million and $501.0 million during the three months ended June 30, 2014 and 2013, respectively, and 37.9 million and 13.3 million shares for $2,809.8 million and $801.0 million during the six months ended June 30, 2014 and 2013, respectively. On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, for a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. As of June 30, 2014, there were 42.9 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash and debt.
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
Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units and performance share awards. Subsequent to the Merger, all awards have been settled by issuance of new shares. During the six months ended June 30, 2014, we granted 3.1 million stock options with a weighted-average fair market value of $18.00 per share. The SSRs and stock options granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan generally have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.
The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life of option	3-5 years	4-5 years	3-5 years	4-5 years
Risk-free interest rate	0.9%-1.7%	0.6%-1.1%	0.7%-1.7%	0.6%-1.1%
Expected volatility of stock	26%-28%	28%-36%	26%-29%	28%-37%
Expected dividend yield	None	None	None	None
The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense recognized in future periods.
During the six months ended June 30, 2014, we granted to certain officers and employees approximately 0.9 million restricted stock units and performance shares with a weighted-average fair market value of $76.95 per share. Restricted stock units granted under the 2000 LTIP, 2011 LTIP and the 2002 Stock Incentive Plan generally vest on a three-year graded schedule. Performance shares generally cliff vest at the end of the three-year vesting period. The number of performance shares that ultimately vest is dependent upon achieving specific performance metrics. Prior to vesting, performance shares are subject to forfeiture without consideration upon termination of employment under certain circumstances. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics. During the six months ended June 30, 2014, approximately 0.1 million additional performance shares were settled, and common shares were issued to certain officers for achieving certain performance metrics.
We recognized stock-based compensation expense of $26.4 million and $39.8 million in the three months ended June 30, 2014 and 2013, respectively, and $54.4 million and $87.0 million in the six months ended June 30, 2014 and 2013, respectively. Unamortized stock-based compensation as of June 30, 2014 was $57.3 million for stock options and SSRs and $73.3 million for restricted stock units and performance shares.

Note 10 - Commitments and contingencies
In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when we believe it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for any such accruals for the six months ended June 30, 2014 or the year ended December 31, 2013.
We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is related primarily to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative accounting guidance, if the range of probable loss is broad, the liability accrued should be based on the low end of the range.
When a loss contingency is not believed to be both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is believed to be at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.
The assessments of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. We are often unable to estimate a range of reasonably possible losses, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss. For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe that such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our consolidated cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.
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
Note 11 - Segment information
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. As disclosed in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014, during the first quarter of 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the three and six months ended June 30, 2013 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.
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

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations, for the three and six months ended June 30, 2014 and 2013.

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended June 30, 2014
Product revenues:
Network revenues(3)	$14,605.0	$—	$14,605.0
Home delivery and specialty revenues(4)	9,559.7	—	9,559.7
Other revenues(5)	—	559.6	559.6
Service revenues	311.7	75.0	386.7
Total revenues	24,476.4	634.6	25,111.0
Depreciation and amortization expense	550.8	7.3	558.1
Operating income	952.9	13.1	966.0
Equity income from joint venture			4.7
Interest income			5.6
Interest expense and other			(134.7)
Income before income taxes			841.6
Capital expenditures	86.6	5.1	91.7
For the three months ended June 30, 2013
Product revenues:
Network revenues(3)	$16,273.7	$—	$16,273.7
Home delivery and specialty revenues(4)	9,262.5	—	9,262.5
Other revenues(5)	—	516.3	516.3
Service revenues	261.8	67.6	329.4
Total revenues	25,798.0	583.9	26,381.9
Depreciation and amortization expense	602.6	6.8	609.4
Operating income	993.0	11.3	1,004.3
Equity income from joint venture			7.0
Interest income			1.1
Interest expense and other			(127.6)
Income before income taxes			884.8
Capital expenditures	85.9	0.2	86.1
For the six months ended June 30, 2014
Product revenues:
Network revenues(3)	$28,517.3	$—	$28,517.3
Home delivery and specialty revenues(4)	18,473.3	—	18,473.3
Other revenues(5)	—	1,065.9	1,065.9
Service revenues	594.0	145.5	739.5
Total revenues	47,584.6	1,211.4	48,796.0
Depreciation and amortization expense	1,096.8	14.4	1,111.2
Operating income	1,647.5	27.7	1,675.2
Equity income from joint venture			6.4
Interest income			15.0
Interest expense and other			(259.2)
Income before income taxes			1,437.4
Capital expenditures	198.2	10.6	208.8

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the six months ended June 30, 2013
Product revenues:
Network revenues(3)	$32,371.5	$—	$32,371.5
Home delivery and specialty revenues(4)	18,434.3	—	18,434.3
Other revenues(5)	—	979.4	979.4
Service revenues	483.9	132.7	616.6
Total revenues	51,289.7	1,112.1	52,401.8
Depreciation and amortization expense	1,196.1	13.6	1,209.7
Operating income	1,821.1	26.3	1,847.4
Equity income from joint venture			16.8
Interest income			2.7
Interest expense and other			(343.0)
Income before income taxes			1,523.9
Capital expenditures	192.5	2.4	194.9

(1)
PBM total revenues and operating income for each of the three and six months ended June 30, 2014 and 2013 includes revenue of $129.4 million and $108.2 million, respectively, related to a large client. This revenue was realized in each of the second quarters of 2014 and 2013 due to the structure of the contract.

(2)	Other Business Operations operating income for the six months ended June 30, 2013 includes the $3.5 million gain associated with the settlement of working capital balances for ConnectYourCare (“CYC”).

(3)
Includes retail pharmacy co-payments of $2,578.5 million and $3,204.3 million for the three months ended June 30, 2014 and 2013, respectively, and $5,476.4 million and $6,878.7 million for the six months ended June 30, 2014 and 2013, respectively.

(4)	Includes home delivery, specialty and other, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(5)	Includes claims related to drugs distributed through patient assistance programs.
The following table presents balance sheet information about our reportable segments, including the discontinued operations of our European operations:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of June 30, 2014
Total assets	$53,673.2	$960.6	$—	$54,633.8
Investment in equity method investees	$34.5	$—	$—	$34.5

As of December 31, 2013
Total assets	$52,560.1	$957.1	$31.0	$53,548.2
Investment in equity method investees	$30.2	$—	$—	$30.2
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
The top five clients in the aggregate represent 36.9% and 36.0% of our consolidated revenue for the three and six months ended June 30, 2014, respectively. None of these clients on an individual basis exceed 15.0% and 14.0% of consolidated revenues for the three and six months ended June 30, 2014, respectively.

Revenues earned by our continuing operations international businesses totaled $21.9 million and $17.2 million for the three months ended June 30, 2014 and 2013, respectively, and $43.9 million and $35.6 million for the six months ended June 30, 2014 and 2013, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $54.9 million and $58.6 million as of June 30, 2014 and December 31, 2013, respectively. All other continuing operations long-lived assets are domiciled in the United States.
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
In the second quarter of 2013, we sold the portion of our UBC business which primarily provided technology solutions and publications to biopharmaceutical companies, and in the third quarter of 2013 we sold the remaining portions of our UBC business that were classified as discontinued. In the fourth quarter of 2013, we sold our acute infusion therapies line of business. Consequently, the operations of our European operations, the portions of UBC operations that were sold, and our acute infusion therapies line of business are included as discontinued operations of the non-guarantors as of and for the three and six months ended June 30, 2013, and as of December 31, 2013 (through their respective dates of sale, as applicable). Results for the three and six months ended June 30, 2013 include the operations of our European operations, UBC, and our acute infusion therapies line of business (revised to reflect the operations as discontinued operations as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date. The condensed consolidating financial information is presented separately for:

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
In the second quarter of 2014, we revised our condensed consolidating statement of operations. Correcting adjustments were made to the condensed consolidating statement of operations for the three months ended March 31, 2014 to reclassify amounts related to certain revenues and operating expenses that were previously reported in the Medco Health Solutions column to the Guarantors column. The effect of the adjustment is a decrease in revenue and operating expenses in the Medco Health Solutions column and an increase in revenue and operating expenses in the Guarantors column by $1,926.6 million for the three months ended March 31, 2014. There was no impact to net income in either the Medco Health Solutions or the Guarantors column. As prior period financial information is presented in future filings, we will similarly revise the condensed consolidating statement of operations.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2014
Cash and cash equivalents	$—	$2,360.1	$7.0	$22.6	$445.5	$—	$2,835.2
Restricted cash and investments	—	—	—	—	20.6	—	20.6
Receivables, net	—	2,803.8	172.4	1,839.8	362.2	—	5,178.2
Other current assets	—	134.5	335.8	1,916.4	31.7	—	2,418.4
Total current assets	—	5,298.4	515.2	3,778.8	860.0	—	10,452.4
Property and equipment, net	—	630.5	5.7	987.2	20.7	—	1,644.1
Investments in subsidiaries	37,017.5	9,568.7	12,140.3	—	—	(58,726.5)	—
Intercompany	—	—	—	15,164.6	—	(15,164.6)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	25.7	—	29,305.5
Other intangible assets, net	57.7	1,012.3	10,276.4	1,779.8	16.0	—	13,142.2
Other assets	—	82.3	19.0	7.8	12.2	(31.7)	89.6
Total assets	$37,075.2	$19,513.6	$45,564.7	$25,468.5	$934.6	$(73,922.8)	$54,633.8
Claims and rebates payable	$—	$3,896.4	$3,672.6	$—	$—	$—	$7,569.0
Accounts payable	—	728.3	36.7	2,080.8	113.5	—	2,959.3
Accrued expenses	55.9	248.1	281.0	743.6	189.2	—	1,517.8
Current maturities of long-term debt	3,938.3	—	—	—	—	—	3,938.3
Total current liabilities	3,994.2	4,872.8	3,990.3	2,824.4	302.7	—	15,984.4
Long-term debt	7,800.0	1,995.7	2,369.8	—	—	—	12,165.5
Intercompany	4,829.1	8,846.5	1,475.7	—	13.3	(15,164.6)	—
Deferred taxes	—	—	3,876.6	1,466.8	8.0	—	5,351.4
Other liabilities	—	211.5	421.9	70.8	1.4	(31.7)	673.9
Non-controlling interest	—	—	—	—	6.7	—	6.7
Express Scripts stockholders’ equity	20,451.9	3,587.1	33,430.4	21,106.5	602.5	(58,726.5)	20,451.9
Total liabilities and stockholders’ equity	$37,075.2	$19,513.6	$45,564.7	$25,468.5	$934.6	$(73,922.8)	$54,633.8

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2013
Cash and cash equivalents	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4
Restricted cash and investments	—	—	1.0	—	21.8	—	22.8
Receivables, net	—	1,381.3	750.5	1,557.1	334.0	—	4,022.9
Other current assets	—	99.8	286.4	2,010.4	26.7	—	2,423.3
Current assets of discontinued operations	—	—	—	—	31.0	—	31.0
Total current assets	—	2,627.0	1,041.5	3,611.5	1,211.4	—	8,491.4
Property and equipment, net	—	550.3	5.4	1,082.7	20.5	—	1,658.9
Investments in subsidiaries	36,060.9	9,096.2	12,089.8	—	—	(57,246.9)	—
Intercompany	—	—	—	14,247.9	—	(14,247.9)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	25.6	—	29,305.4
Other intangible assets, net	51.7	1,071.7	10,946.8	1,926.0	19.4	—	14,015.6
Other assets	—	79.9	16.5	3.9	12.2	(35.6)	76.9
Total assets	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2
Claims and rebates payable	$—	$3,866.2	$2,901.6	$—	$—	$—	$6,767.8
Accounts payable	—	875.1	62.7	1,834.9	127.3	—	2,900.0
Accrued expenses	45.3	455.9	241.0	615.5	624.5	—	1,982.2
Current maturities of long-term debt	1,583.9	0.1	—	—	—	—	1,584.0
Current liabilities of discontinued operations	—	—	—	—	1.3	—	1.3
Total current liabilities	1,629.2	5,197.3	3,205.3	2,450.4	753.1	—	13,235.3
Long-term debt	7,975.9	1,994.9	2,392.2	—	—	—	12,363.0
Intercompany	4,670.1	6,328.1	3,222.2	—	27.5	(14,247.9)	—
Deferred taxes	—	—	4,034.7	1,386.4	19.5	—	5,440.6
Other liabilities	—	199.1	419.9	79.0	2.0	(35.6)	664.4
Noncurrent liabilities of discontinued operations	—	—	—	—	0.1	—	0.1
Non-controlling interest	—	—	—	—	7.4	—	7.4
Express Scripts stockholders’ equity	21,837.4	2,627.1	33,433.8	20,706.5	479.5	(57,246.9)	21,837.4
Total liabilities and stockholders’ equity	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2014
Revenues	$—	$9,564.5	$8,891.8	$7,076.4	$544.5	$(966.2)	$25,111.0
Operating expenses	—	8,918.4	8,872.0	6,853.8	467.0	(966.2)	24,145.0
Operating income	—	646.1	19.8	222.6	77.5	—	966.0
Other (expense) income, net	(93.3)	(17.7)	(11.2)	0.3	(2.5)	—	(124.4)
Income (loss) before income taxes	(93.3)	628.4	8.6	222.9	75.0	—	841.6
Provision (benefit) for income taxes	(33.8)	282.0	5.0	75.3	(9.6)	—	318.9
Net income (loss) from continuing operations	(59.5)	346.4	3.6	147.6	84.6	—	522.7
Equity in earnings (loss) of subsidiaries	574.7	257.2	(32.5)	—	—	(799.4)	—
Net income (loss)	515.2	603.6	(28.9)	147.6	84.6	(799.4)	522.7
Less: Net income attributable to non-controlling interest	—	—	—	—	7.5	—	7.5
Net income (loss) attributable to Express Scripts	515.2	603.6	(28.9)	147.6	77.1	(799.4)	515.2
Other comprehensive income	3.5	3.5	—	—	3.5	(7.0)	3.5
Comprehensive income (loss) attributable to Express Scripts	$518.7	$607.1	$(28.9)	$147.6	$80.6	$(806.4)	$518.7

For the three months ended June 30, 2013
Revenues	$—	$7,274.2	$13,746.6	$5,937.9	$488.2	$(1,065.0)	$26,381.9
Operating expenses	—	6,837.2	13,573.8	5,636.9	394.7	(1,065.0)	25,377.6
Operating income	—	437.0	172.8	301.0	93.5	—	1,004.3
Other (expense) income, net	(86.5)	(16.5)	(14.6)	0.8	(2.7)	—	(119.5)
Income (loss) before income taxes	(86.5)	420.5	158.2	301.8	90.8	—	884.8
Provision (benefit) for income taxes	(31.7)	161.0	61.4	114.7	5.0	—	310.4
Net income (loss) from continuing operations	(54.8)	259.5	96.8	187.1	85.8	—	574.4
Net loss from discontinued operations, net of tax	—	—	—	—	(23.9)	—	(23.9)
Equity in earnings of subsidiaries	597.8	193.8	47.7	—	—	(839.3)	—
Net income	543.0	453.3	144.5	187.1	61.9	(839.3)	550.5
Less: Net income attributable to non-controlling interest	—	—	—	—	7.5	—	7.5
Net income attributable to Express Scripts	543.0	453.3	144.5	187.1	54.4	(839.3)	543.0
Other comprehensive loss	(3.9)	(3.9)	—	—	(3.9)	7.8	(3.9)
Comprehensive income attributable to Express Scripts	$539.1	$449.4	$144.5	$187.1	$50.5	$(831.5)	$539.1

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2014
Revenues	$—	$18,121.2	$18,006.7	$13,634.8	$1,155.1	$(2,121.8)	$48,796.0
Operating expenses	—	17,181.3	18,065.6	12,969.8	1,025.9	(2,121.8)	47,120.8
Operating income (loss)	—	939.9	(58.9)	665.0	129.2	—	1,675.2
Other (expense) income, net	(177.4)	(36.3)	(20.3)	1.3	(5.1)	—	(237.8)
Income (loss) before income taxes	(177.4)	903.6	(79.2)	666.3	124.1	—	1,437.4
Provision (benefit) for income taxes	(64.3)	416.2	(25.4)	259.3	(5.6)	—	580.2
Net income (loss) from continuing operations	(113.1)	487.4	(53.8)	407.0	129.7	—	857.2
Equity in earnings of subsidiaries	956.6	472.5	50.5	—	—	(1,479.6)	—
Net income (loss)	843.5	959.9	(3.3)	407.0	129.7	(1,479.6)	857.2
Less: Net income attributable to non-controlling interest	—	—	—	—	13.7	—	13.7
Net income (loss) attributable to Express Scripts	843.5	959.9	(3.3)	407.0	116.0	(1,479.6)	843.5
Other comprehensive income	1.2	1.2	—	—	1.2	(2.4)	1.2
Comprehensive income (loss) attributable to Express Scripts	$844.7	$961.1	$(3.3)	$407.0	$117.2	$(1,482.0)	$844.7

For the six months ended June 30, 2013
Revenues	$—	$14,253.6	$27,785.5	$11,336.4	$987.4	$(1,961.1)	$52,401.8
Operating expenses	—	13,500.3	27,422.6	10,754.1	838.5	(1,961.1)	50,554.4
Operating income	—	753.3	362.9	582.3	148.9	—	1,847.4
Other (expense) income, net	(173.5)	(117.0)	(29.8)	2.1	(5.3)	—	(323.5)
Income (loss) before income taxes	(173.5)	636.3	333.1	584.4	143.6	—	1,523.9
Provision (benefit) for income taxes	(63.2)	273.5	127.1	225.7	6.4	—	569.5
Net income (loss) from continuing operations	(110.3)	362.8	206.0	358.7	137.2	—	954.4
Net loss from discontinued operations, net of tax	—	—	—	—	(25.8)	—	(25.8)
Equity in earnings of subsidiaries	1,026.3	370.4	87.1	—	—	(1,483.8)	—
Net income	916.0	733.2	293.1	358.7	111.4	(1,483.8)	928.6
Less: Net income attributable to non-controlling interest	—	—	—	—	12.6	—	12.6
Net income attributable to Express Scripts	916.0	733.2	293.1	358.7	98.8	(1,483.8)	916.0
Other comprehensive loss	(6.0)	(6.0)	—	—	(6.0)	12.0	(6.0)
Comprehensive income attributable to Express Scripts	$910.0	$727.2	$293.1	$358.7	$92.8	$(1,471.8)	$910.0

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2014
Net cash flows provided by (used in) operating activities	$(89.3)	$(1,137.3)	$1,750.4	$997.3	$(331.6)	$—	$1,189.5
Cash flows from investing activities:
Purchases of property and equipment	—	(164.0)	—	(41.5)	(3.3)	—	(208.8)
Other	—	2.4	—	0.1	4.2	—	6.7
Net cash (used in) provided by investing activities	—	(161.6)	—	(41.4)	0.9	—	(202.1)
Cash flows from financing activities:
Treasury stock acquired	(2,659.9)	—	—	—	—	—	(2,659.9)
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Repayment of long-term debt	(315.7)	(0.1)	—	—	—	—	(315.8)
Net proceeds from employee stock plans	312.1	—	—	—	—	—	312.1
Excess tax benefit relating to employee stock compensation	—	33.4	32.5	—	—	—	65.9
Distributions paid to non-controlling interest	—	—	—	—	(14.2)	—	(14.2)
Other	(14.9)	—	—	(6.7)	—	—	(21.6)
Net intercompany transactions	277.6	2,479.8	(1,779.5)	(970.6)	(7.3)	—	—
Net cash (used in) provided by financing activities	89.3	2,513.1	(1,747.0)	(977.3)	(21.5)	—	(143.4)
Effect of foreign currency translation adjustment	—	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	1,214.2	3.4	(21.4)	(352.4)	—	843.8
Cash and cash equivalents at beginning of period	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of period	$—	$2,360.1	$7.0	$22.6	$445.5	$—	$2,835.2

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2013
Net cash flows provided by (used in) operating activities	$(99.3)	$212.6	$29.0	$452.0	$195.1	$(6.9)	$782.5
Cash flows from investing activities:
Purchases of property and equipment	—	(185.7)	—	(5.0)	(4.2)	—	(194.9)
Proceeds from sale of business	—	1.8	—	76.1	—	—	77.9
Other	—	(11.6)	—	—	12.9	—	1.3
Net cash (used in) provided by investing activities - continuing operations	—	(195.5)	—	71.1	8.7	—	(115.7)
Net cash used in investing activities - discontinued operations	—	—	—	—	(2.1)	—	(2.1)
Net cash (used in) provided by investing activities	—	(195.5)	—	71.1	6.6	—	(117.8)
Cash flows from financing activities:
Treasury stock acquired	(801.0)	—	—	—	—	—	(801.0)
Repayment of long-term debt	(315.8)	(1,000.0)	(300.0)	—	—	—	(1,615.8)
Net proceeds from employee stock plans	271.0	—	—	—	—	—	271.0
Excess tax benefit relating to employee stock compensation	—	9.6	5.2	—	—	—	14.8
Distributions paid to non-controlling interest	—	—	—	—	(13.4)	—	(13.4)
Other	—	—	—	(6.3)	12.6	—	6.3
Net intercompany transactions	945.1	(519.5)	267.0	(470.9)	(221.7)	—	—
Net cash (used in) provided by financing activities - continuing operations	99.3	(1,509.9)	(27.8)	(477.2)	(222.5)	—	(2,138.1)
Net cash used in financing activities - discontinued operations	—	—	—	—	(6.9)	6.9	—
Net cash (used in) provided by financing activities	99.3	(1,509.9)	(27.8)	(477.2)	(229.4)	6.9	(2,138.1)
Effect of foreign currency translation adjustment	—	—	—	—	(5.2)	—	(5.2)
Less: cash decrease attributable to discontinued operations	—	—	—	—	27.4	—	27.4
Net (decrease) increase in cash and cash equivalents	—	(1,492.8)	1.2	45.9	(5.5)	—	(1,451.2)
Cash and cash equivalents at beginning of period	—	2,346.6	—	126.9	319.6	—	2,793.1
Cash and cash equivalents at end of period	$—	$853.8	$1.2	$172.8	$314.1	$—	$1,341.9

Note 13 - Subsequent event
In July 2014, the Company redeemed its $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 using the proceeds from the June 2014 Senior Notes. These notes were redeemable at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 40 basis points with respect to the notes being redeemed, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments related to the redemption of these notes were $1,321.5 million, which included $71.5 million of redemption costs. See Note 6 - Financing for further discussion regarding early repayment of these senior notes.

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
As disclosed in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014, during the first quarter of 2014, we reorganized a portion of our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the three and six months ended June 30, 2013 have been reclassified throughout the financial statements, where appropriate, to reflect the new segment structure. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.5% and 98.8% of revenues for the three months ended June 30, 2014 and 2013, respectively, and 98.5% and 98.8% for the six months ended June 30, 2014 and 2013, respectively.
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
As a result of the transition of UnitedHealth Group claims and variability of other contractual revenue streams, quarterly performance trends may vary from historical periods. As expected, revenue related to a large client was realized in the second quarters of 2014 and 2013 due to the structure of the contract. We anticipate this pattern of earnings to continue for the foreseeable future.
As the regulatory environment evolves, we plan to continue to make significant investments designed to maintain our competitive position. These projects include preparation for changes to the Medicare regulations and the implementation of the health reform laws.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014.

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
RESULTS OF OPERATIONS
Throughout the discussion below, reference is made to the impact of generic fill rates. The impact of higher generic fill rates lowers PBM revenue, as generic drugs are generally priced lower than branded drugs. However, as ingredient cost on generic drugs is incrementally lower than the price charged, higher generic fill rates have a favorable impact on gross profit.
Furthermore, the home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
As disclosed in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014, during the first quarter of 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the three and six months ended June 30, 2013 have been reclassified in the tables below and throughout the financial statements, where appropriate, to reflect the new segment structure.
PBM OPERATING INCOME
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Product revenues
Network revenues(1)	$14,605.0	$16,273.7	$28,517.3	$32,371.5
Home delivery and specialty revenues(2)	9,559.7	9,262.5	18,473.3	18,434.3
Service revenues	311.7	261.8	594.0	483.9
Total PBM revenues	24,476.4	25,798.0	47,584.6	51,289.7
Cost of PBM revenues(1)	22,511.1	23,721.4	43,911.7	47,288.2
PBM gross profit	1,965.3	2,076.6	3,672.9	4,001.5
PBM SG&A expenses	1,012.4	1,083.6	2,025.4	2,180.4
PBM operating income	$952.9	$993.0	$1,647.5	$1,821.1
Claims
Network	231.0	266.2	461.7	549.0
Home delivery and specialty(2)	31.8	34.8	62.1	71.0
Total PBM claims	262.8	301.0	523.8	620.0
Total adjusted PBM claims(3)	324.3	368.8	644.1	758.2

(1)
Includes retail pharmacy co-payments of $2,578.5 million and $3,204.3 million for the three months ended June 30, 2014 and 2013, respectively, and $5,476.4 million and $6,878.7 million for the six months ended June 30, 2014 and 2013, respectively.

(2)	Includes home delivery, specialty and other, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

Product Revenues for the three months ended June 30, 2014: Network pharmacy revenues decreased by $1,668.7 million, or 10.3%, in the three months ended June 30, 2014 from the same period of 2013. This decrease relates primarily to lower claims volume and related revenue of approximately $1,819.6 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the network generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our network generic fill rate increased to 83.9% of network claims in the three months ended June 30, 2014 as compared to 81.7% in the same period of 2013.
Home delivery and specialty revenues increased $297.2 million, or 3.2%, in the three months ended June 30, 2014 from the same period in 2013. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and related revenue of approximately $225.6 million due to the transition of UnitedHealth Group in 2013, an increase in the home delivery generic fill rate and lower claims volume in general. Our home delivery generic fill rate increased to 76.9% of home delivery claims in the three months ended June 30, 2014 as compared to 74.6% in the same period of 2013.
Product Revenues for the six months ended June 30, 2014: Network pharmacy revenues decreased by $3,854.2 million, or 11.9%, in the six months ended June 30, 2014 from the same period in 2013. This decrease relates primarily to lower claims volume and related revenue of approximately $4,064.5 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the network generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our network generic fill rate increased to 83.6% of network claims in the six months ended June 30, 2014 as compared to 81.5% in the same period of 2013.
Home delivery and specialty revenues increased by $39.0 million, in the six months ended June 30, 2014 from the same period in 2013. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and related revenue of approximately $521.6 million due to the transition of UnitedHealth Group in 2013, an increase in the home delivery generic fill rate and lower claims volume in general. Our home delivery generic fill rate increased to 76.7% of home delivery claims in the six months ended June 30, 2014 as compared to 74.3% in the same period of 2013.
Cost of PBM revenues decreased by $1,210.3 million, or 5.1%, in the three months ended June 30, 2014 from the same period of 2013. The decrease is primarily due to lower claims volume and related cost of revenue of approximately $1,971.1 million due to the transition of UnitedHealth Group in 2013 as well as lower claims volume in general and the impact of an increased generic fill rate, partially offset by inflation on branded drugs.
Cost of PBM revenues decreased by $3,376.5 million, or 7.1%, in the six months ended June 30, 2014 from the same period of 2013. This decrease is primarily due to lower claims volume and related cost of revenue of approximately $4,419.3 million due to the transition of UnitedHealth Group in 2013 as well as lower claims volume in general and the impact of an increased generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit decreased by $111.3 million, or 5.4%, and $328.6 million, or 8.2%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013. This decrease is primarily due to lower claims volume, including the transition of UnitedHealth Group in 2013, as well as $108.6 million and $216.4 million of transaction and integration costs for the three and six months ended June 30, 2014, respectively, compared to $36.6 million and $81.1 million for the three and six months ended June 30, 2013, respectively. These decreases are partially offset by the second quarter realization of $129.4 million of revenue for each of the three and six months ended June 30, 2014 related to a client contract as compared to $108.2 million for each of the three and six months ended June 30, 2013, as well as better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate (83.0% for the three months ended June 30, 2014 as compared to 80.9% in the same period of 2013, and 82.7% for the six months ended June 30, 2014 as compared to 80.7% in the same period of 2013).
Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended June 30, 2014 decreased by $71.2 million, or 6.6%, as compared to the same period of 2013. The decrease relates primarily to operational efficiencies as a result of the Merger, partially offset by $129.8 million of transaction and integration costs for the combined Company for the three months ended June 30, 2014, compared to $105.3 million for the three months ended June 30, 2013.
SG&A for our PBM segment for the six months ended June 30, 2014 decreased by $155.0 million, or 7.1%, as compared to the same period of 2013. This decrease relates primarily to operational efficiencies as a result of the Merger, partially offset by $255.1 million of transaction and integration costs for the combined Company, compared to $218.9 million for the six months ended June 30, 2013.
PBM operating income decreased by $40.1 million, or 4.0%, and $173.6 million, or 9.5%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Product revenues	$559.6	$516.3	$1,065.9	$979.4
Service revenues	75.0	67.6	145.5	132.7
Total Other Business Operations revenues	634.6	583.9	1,211.4	1,112.1
Cost of Other Business Operations revenues	592.2	545.4	1,126.2	1,036.4
Other Business Operations gross profit	42.4	38.5	85.2	75.7
Other Business Operations SG&A expenses	29.3	27.2	57.5	49.4
Other Business Operations operating income	$13.1	$11.3	$27.7	$26.3
Claims
Home delivery and specialty(1)	0.2	0.5	0.4	1.0
Total adjusted Other Business Operations claims	0.2	0.5	0.4	1.0
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations Results of Operations: Other Business Operations operating income increased by $1.8 million for the three months ended June 30, 2014 from the same period of 2013. This increase is primarily due to an increase in volume across the lines of business within the segment, partially offset by a decrease in claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income increased by $1.4 million for the six months ended June 30, 2014 from the same period of 2013. This increase is due to an increase in volume across the lines of business within the segment, partially offset by a $3.5 million gain associated with settlement of working capital balances for ConnectYourCare (“CYC”) that was included for the six months ended June 30, 2013, as well as a decrease in claims related to drugs distributed through patient assistance programs.
OTHER (EXPENSE) INCOME
Net other expense increased by $4.9 million in the three months ended June 30, 2014 as compared to the same period of 2013. This increase is primarily due to the issuance of $2,500.0 million of senior notes as well as lower equity income from our joint venture, Surescripts, of $4.7 million for the three months ended June 30, 2014 compared to $7.0 million for the three months ended June 30, 2013. These increases are partially offset by interest income due to investments made following the issuance of the June 2014 Senior Notes (defined below).
Net other expense decreased by $85.7 million in the six months ended June 30, 2014 as compared to the same period of 2013. This decrease is primarily due to $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of ESI’s $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014 during the six months ended June 30, 2013. This decrease was also attributable to interest income due to investments made following the issuance of the June 2014 Senior Notes (defined below). Partially offsetting these decreases is the issuance of $2,500.0 million of senior notes and lower equity income from our joint venture, Surescripts, of $6.4 million for the six months ended June 30, 2014 compared to $16.8 million for the six months ended June 30, 2013.
PROVISION FOR INCOME TAXES
Our effective tax rate from continuing operations attributable to Express Scripts increased to 38.2% and 40.8% for the three and six months ended June 30, 2014, respectively, as compared to 35.3% and 37.7% for the same periods in 2013 due to both recurring and discrete events.
We recognized discrete charges from continuing operations of $1.9 million and $38.0 million for the three and six months ended June 30, 2014, as compared to discrete benefits of $19.6 million and $9.0 million for the same periods in 2013. Our 2014 discrete charges relate primarily to interest on and changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws. Our 2013 net discrete benefits relate primarily to changes in our unrecognized tax benefits and the deferred tax implications related to investments in certain foreign subsidiaries that we subsequently realized.

As of June 30, 2014, management intends to pursue a $544.9 million potential tax benefit related to the disposition of PolyMedica Corporation (“Liberty”). Based on information currently available, no net benefit has been recognized. Pending the resolution of certain matters, including but not limited to examinations by taxing authorities, all or a part of the deduction may become realizable in the future. We cannot predict with any certainty the exact amount.
We believe that it is reasonably possible that our unrecognized tax benefits could significantly change within the next twelve months due to the anticipated conclusion of various examinations. An estimate of the range of a reasonably possible change in the next twelve months cannot be made.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2013, we entered into an agreement for the sale of our acute infusion therapies line of business, which was included within our PBM segment. As a result, this business was classified as discontinued operations. In accordance with applicable accounting guidance, the results of operations for the three and six months ended June 30, 2013 have been restated to reflect these operations as discontinued.
Net loss from discontinued operations, net of tax, was $23.9 million and $25.8 million for the three and six months ended June 30, 2013, respectively. There were no discontinued operations for the three and six months ended June 30, 2014.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Increases in these amounts are primarily driven by increased profitability.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and six months ended June 30, 2014 decreased by $27.8 million to $515.2 million, or 5.1%, and by $72.5 million to $843.5 million, or 7.9%, respectively, over the same period of 2013, due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 1.5% and 1.5%, respectively, for the three months ended June 30, 2014 over the same period of 2013. For the six months ended June 30, 2014, basic and diluted earnings per share decreased 1.8% and 0.9%, respectively, over the same period of 2013. These increases for the three months ended June 30, 2014 are primarily due to a total of 98.3 million shares held in treasury on June 30, 2014, as compared to 13.3 million shares held in treasury on June 30, 2013, partially offset by lower operating income. These decreases for the six months ended June 30, 2014 are primarily due to lower operating income partially offset by the increase in the number of shares held in treasury.

ADJUSTED EBITDA FROM CONTINUING OPERATIONS ATTRIBUTABLE TO EXPRESS SCRIPTS
We have provided below a reconciliation of adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts(1)(2)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2014	2013	2014	2013
Net income attributable to Express Scripts	$515.2	$543.0	$843.5	$916.0
Less: Net loss from discontinued operations, net of tax	—	(23.9)	—	(25.8)
Net income from continuing operations attributable to Express Scripts	515.2	566.9	$843.5	$941.8
Provision for income taxes	318.9	310.4	580.2	569.5
Depreciation and amortization	558.1	609.4	1,111.2	1,209.7
Interest expense, net	129.1	126.5	244.2	340.3
Equity income from joint venture	(4.7)	(7.0)	(6.4)	(16.8)
EBITDA from continuing operations attributable to Express Scripts	1,516.6	1,606.2	2,772.7	3,044.5
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(3)	218.6	139.9	433.5	294.5
Adjusted EBITDA from continuing operations attributable to Express Scripts	1,735.2	1,746.1	3,206.2	3,339.0
Total adjusted claims from continuing operations	324.5	369.3	644.5	759.2
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(4)	$5.35	$4.73	$4.97	$4.40

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

(3)
Transaction and integration costs for the three and six months ended June 30, 2014 presented above excludes $19.8 million and $38.0 million, respectively, of depreciation related to the integration of Medco which does not impact EBITDA. Transaction and integration costs for the three and six months ended June 30, 2013 presented above excludes $2.0 million of depreciation related to the integration of Medco which does not impact EBITDA.

(4)
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA from continuing operations attributable to Express Scripts excluding transaction and integration costs, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is calculated by dividing adjusted EBITDA from continuing operations attributable to Express Scripts by the adjusted claim volume for the period. This measure is used as an indicator of adjusted EBITDA from continuing operations attributable to Express Scripts performance on a per-unit basis. Adjusted EBITDA from continuing operations attributable to Express Scripts, and as a result, adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim, are affected by the changes in claim volumes between network and home delivery and specialty, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES AND FINANCING
For the six months ended June 30, 2014, net cash provided by continuing operations increased $381.6 million compared to the same period of 2013 to an inflow of $1,189.5 million. Changes in working capital resulted in a cash outflow of $586.0 million for the six months ended June 30, 2014 compared to a cash outflow of $1,131.5 million over the same period of 2013, resulting in a total change of $545.5 million. The working capital increase was primarily due to the timing of payments and receipts of claims and rebates payable, accounts payable and accounts receivable.
Net cash used in investing activities by continuing operations was $202.1 million for the six months ended June 30, 2014, compared to $115.7 million over the same period of 2013. This change is primarily due to $77.9 million of cash inflows related to the sale of certain portions of our United BioSource LLC (“UBC”) business during the six months ended June 30, 2013. Capital expenditures for the six months ended June 30, 2014 include $32.3 million related to new data centers, $32.2 million related to a new high volume pharmacy fulfillment facility and $8.3 million related to a new office facility. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
Net cash used in financing activities by continuing operations was $143.4 million for the six months ended June 30, 2014, which represents a decrease of $1,994.7 million compared to the same period in 2013. Cash ouflows for 2014 include $2,490.1 million related to the issuance of our June 2014 Senior Notes (defined below). This inflow was offset by outflows of $2,659.9 million related to treasury share repurchases and $315.8 million related to quarterly term facility payments for the six months ended June 30, 2014 compared to outflows during the same period of 2013 of $1,300.0 million related to the redemption of our 6.250% senior notes due 2014 and 6.125% senior notes due 2013, $801.0 million of treasury share repurchases and $315.8 million of quarterly term facility payments.
We are a provider to state of Illinois employees. As of June 30, 2014 and December 31, 2013, we had an outstanding receivable balance of approximately $229.6 million and $320.1 million, respectively. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe that the full receivable balance will be realized.
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
STOCK REPURCHASE PROGRAM
Including the shares repurchased through the ASR Agreement, under our existing share repurchase program (the “Share Repurchase Program”) originally announced on March 6, 2013, we repurchased 29.9 million and 8.2 million shares for $2,191.6 million and $501.0 million, respectively, during the three months ended June 30, 2014 and 2013, and 37.9 million and 13.3 million shares for $2,809.8 million and $801.0 million, respectively, during the six months ended June 30, 2014 and 2013. On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, for a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. As of June 30, 2014, there were 42.9 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash and debt.

ACCELERATED SHARE REPURCHASE
On December 9, 2013, as part of our Share Repurchase Program, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “ASR Program”) under an Accelerated Share Repurchase agreement (the “ASR Agreement”). Under the terms of the ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represented, based on the closing share price of our common stock on NASDAQ on December 9, 2013, approximately 90% of the $1,500.0 million amount of the ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received was determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the ASR Program less a discount granted under the ASR Agreement. In April 2014, we settled the ASR Agreement and received 0.6 million additional shares, resulting in a total of 20.7 million shares received under the ASR Agreement.
The ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR Program on April 16, 2014. The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement. The remaining 0.6 million shares received for the settlement to the ASR Program reduced weighted-average common shares outstanding for the three and six months ended June 30, 2014.
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger, to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility has been available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of June 30, 2014, no amounts were drawn under the revolving facility. We make quarterly principal payments on the term facility. As of June 30, 2014, $789.4 million of this facility is considered current maturities of long-term debt.
Our bank financing agreements and senior notes contain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among others, minimum interest coverage ratios and maximum leverage ratios. At June 30, 2014, we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.
See Note 6 - Financing for more information on our credit facilities.
SENIOR NOTES
On June 5, 2014, we issued $2,500.0 million of senior notes (the “June 2014 Senior Notes”), including:

•	$500.0 million aggregate principal amount of 1.250% senior notes due 2017

•	$1,000.0 million aggregate principal amount of 2.250% senior notes due 2019

•	$1,000.0 million aggregate principal amount of 3.500% senior notes due 2024
The Company intends to use the net proceeds from the sale of the June 2014 Senior Notes (i) to pay in full the Company’s outstanding 2.750% senior notes due 2014 at their maturity on November 15, 2014, (ii) to redeem all of the Company’s outstanding 3.500% senior notes due 2016 (which were redeemed in July 2014) and (iii) for general corporate purposes, which may include repurchases of the Company’s common stock under its share repurchase program pursuant to open market transactions, block trades, privately negotiated transactions or other means or a combination of the aforementioned. On June 5, 2014, the Company issued an irrevocable notice of redemption in respect of its 3.500% senior notes due 2016, and, as a result, this note is classified as “Current maturities of long-term debt” as of June 30, 2014. In July 2014, the Company redeemed its $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016. See Note 13 - Subsequent event for additional details.

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
The net proceeds were used to pay a portion of the cash consideration paid in the Merger and to pay related fees and expenses. In July 2014, $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 were redeemed. See Note 13 - Subsequent event.
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
OTHER MATTERS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the criteria for determining which disposals can be presented as discontinued operations and modifying related disclosure requirements. This statement is effective for financial statements issued for annual periods beginning after December 15, 2014. Adoption of the standard is not expected to have a material impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and early application is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2014, we had $1,684.2 million of obligations which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $16.8 million (pre-tax), presuming that obligations subject to variable interest rates remained constant. Note, however, that as of June 30, 2014, cash on hand exceeds our variable rate obligations by $1,151.0 million.

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
On April 2, 2012, the Company acquired Medco Health Solutions, Inc. As we finalize the integration process throughout the remainder of the year, we will continue to review the effectiveness of internal controls.
Except as described above, during the quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following developments have occurred since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, relating to proceedings involving the Company:
These matters are:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 12, 2002). A complaint was filed against Express Scripts Inc. (for purposes of this Item 1, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions (for purposes of this Item 1, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege that defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds was appealed to the Ninth Circuit as discussed further below. Plaintiffs filed a motion for class certification, but that motion has not been briefed pending the appeal. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, defendants filed a petition for rehearing en banc requesting the Ninth Circuit reconsider its ruling on defendants’ motion to dismiss, which was granted on October 31, 2011. On June 6, 2012, an en banc panel of the Ninth Circuit Court of Appeals issued a decision certifying the question of constitutionality of California Civil Code Section 2527 to the California Supreme Court, requesting the state’s highest court to consider the issue and make a ruling. On July 18, 2012, the California Supreme Court granted the certification request and, on December 19, 2013, held that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections. On January 29, 2014, the Ninth Circuit en banc panel issued a ruling vacating the prior panel opinion and remanded the case to the original Ninth Circuit three-judge panel to either consider the federal constitutional issues or remand the case to the district court. On March 19, 2014, the Ninth Circuit Court of Appeals entered an order lifting the stay and remanded the case to the district court for further proceedings. On July 17, 2014, defendants filed a joint petition for certiorari to the United States Supreme Court.

•
United States ex rel. David Morgan v. Express Scripts, Inc., First Databank, Inc., Amerisource Bergen Corp., Cardinal Health, Inc., Caremark, Inc., McKesson Corp., Medco Health Solutions, Inc., Medi-Span, and John Doe Corporation 1-20, (United States District Court for the District of New Jersey, Case No. 05-cv-1714) (unsealed December 21, 2012). This is a qui tam lawsuit in which the government declined to intervene against any of the defendants. Morgan, the qui tam relator, served the third amended complaint on ESI and Medco on January 3, 2013. Morgan alleges violations of the federal False Claims Act and the false claims acts of twenty-two states. The allegations deal primarily with an alleged conspiracy among other defendants to inflate the published average wholesale price (“AWP”) of certain drugs. Morgan generally alleges that ESI and Medco were aware of the AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the AWP inflation to their government health care program clients in violation of an alleged fiduciary duty and/or in violation of contractual obligations. Morgan also claims that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment. On April 16, 2013, ESI and Medco filed a motion to dismiss the third amended complaint arguing that Morgan failed to plead his claims with sufficient particularity to satisfy Federal Rules of Civil Procedure 9(b) and 12(b)(6), that he lacks standing to bring independent claims for breach of contract and fiduciary duty, and that Morgan is not an original source of the allegations because there have been prior public disclosures of them. On September 7, 2013, Morgan filed an opposition to the motion to dismiss. On December 9, 2013, the United States District Court for the District of New Jersey entered an order granting ESI’s and Medco’s motions to dismiss Morgan’s third amended complaint. On January 6, 2014, Morgan filed a notice of appeal to the United States Court of Appeals for the Third Circuit, and filed an appellate brief on March 31, 2014. ESI’s and Medco’s appellate brief in opposition was filed on May 5, 2014.

•
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. (United States District Court for the Southern District of New York, Case No. 1:11-cv-08196-CM) (unsealed January 8, 2014). This qui tam case was filed under seal in April 2013. The federal government intervened against defendants Novartis Pharmaceuticals Corp. (“Novartis”) and BioScrip, Inc. (“BioScrip”), and declined to intervene against the remaining defendants. On January 8, 2014, the United States District Court ordered Kester to file any second amended complaint by January 30, 2014. On January 30, 2014, Kester filed a second amended complaint against in which he alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states in connection with rebates and discounts provided in various contracts with Novartis involving the following drugs: Exjade, Gleevec, Tasigna, and TOBI. On March 21, 2014, CuraScript, Inc. (for purposes of this Item 1, “CuraScript”) and Accredo Health Group, Inc. (for purposes of this Item 1, “Accredo”) filed a letter motion and brief requesting dismissal of the second amended complaint pursuant to Federal Rule of Civil Procedure 9(b), to which Kester filed an opposition on March 28, 2014. On April 21, 2014, Accredo filed a motion to dismiss the second amended complaint under Federal Rule of Civil Procedure 12(b)(6), to which Kester filed a memorandum of opposition on May 21, 2014. On June 10, 2014, the Court entered an order granting defendants’ motions to dismiss with respect to Gleevec, Tasigna, and TOBI, and denied the motions with respect to Exjade.

•
ATLS Acquisition, LLC, et al., FGST Investments, Inc., et al. v. Medco Health Solutions, Inc. (United States Bankruptcy Court for the District of Delaware, Case No. 13-10262 (PJW)) (adversary complaint filed March 7, 2014). On December 3, 2012, Medco sold PolyMedica Corporation and its subsidiaries (“PolyMedica”), including all assets and liabilities to FGST Investments, Inc. (“FGST”) in a management buyout transaction. On February 15, 2013, ATLS Acquisition LLC (“ATLS”), the parent company of FGST, FGST, and PolyMedica (ATLS, FGST and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection. On March 7, 2014, Debtors filed an adversary complaint against Medco alleging breach of contract, specific performance, indemnity, breach of financial statements warranty, declaratory judgment, avoidance of transfers based on constructive and actual fraud, and disallowance and subordination of Medco’s claims. Debtors seek payment of PolyMedica’s pre-closing taxes and other creditors’ claims. On March 10, 2014, Debtors filed objections to proofs of claims filed by Medco. On March 24, 2014, Debtors filed a motion for partial summary judgment as to the pre-closing taxes. On May 1, 2014, Medco filed an answer and counterclaim to the adversary complaint, a motion to dismiss the adversary proceeding, and a partial cross motion for summary judgment seeking reformation of the stock purchase agreement on the issue of pre-closing taxes. Debtors filed a reply to Medco’s counterclaim on May 9, 2014, an answering brief in opposition to Medco’s motion to dismiss on May 20, 2014, and a brief in opposition to Medco’s cross motion for partial summary judgment on May 21, 2014. On July 10, 2014, a scheduling order was entered regarding discovery but no trial date has been set.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended June 30, 2014 (share data in millions):

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
4/1/2014 - 4/30/2014	0.6	$—	(1)	0.6	72.2
5/1/2014 - 5/31/2014	18.0	68.78		18.0	54.2
6/1/2014 - 6/30/2014	11.3	70.94		11.3	42.9
Second Quarter 2014 Total	29.9	$69.62	(1)	29.9

(1)
Average price paid per share excludes the effect of the 0.6 million shares that were delivered upon the settlement of the ASR Program in April 2014. These shares are included in the total number of shares purchased in April 2014 and reduce the remaining shares available to be purchased under the Share Repurchase Program, as defined below.

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

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	July 29, 2014	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	July 29, 2014	By:	/s/ Cathy R. Smith
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

4.1
Eleventh Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 5, 2014.

4.2
Twelfth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 5, 2014.

4.3
Thirteenth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 5, 2014.

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