Form 10-Q
period 2014-09-30
Express Scripts Holding Co.
filed 2014-10-28
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Common stock outstanding as of September 30, 2014:	733,910,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$834.8	$1,991.4
Restricted cash and investments	23.5	22.8
Receivables, net	6,384.5	4,022.9
Inventories	1,789.8	1,871.1
Deferred taxes	439.5	455.4
Prepaid expenses and other current assets	232.6	96.8
Current assets of discontinued operations	—	31.0
Total current assets	9,704.7	8,491.4
Property and equipment, net	1,639.9	1,658.9
Goodwill	29,304.3	29,305.4
Other intangible assets, net	12,695.6	14,015.6
Other assets	94.7	76.9
Total assets	$53,439.2	$53,548.2

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$7,815.0	$6,767.8
Accounts payable	2,971.5	2,900.0
Accrued expenses	1,890.6	1,982.2
Current maturities of long-term debt	3,245.4	1,584.0
Current liabilities of discontinued operations	—	1.3
Total current liabilities	15,922.5	13,235.3
Long-term debt	11,442.0	12,363.0
Deferred taxes	5,209.5	5,440.6
Other liabilities	696.9	664.4
Noncurrent liabilities of discontinued operations	—	0.1
Total liabilities	33,270.9	31,703.4
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 846.3 and 834.0, respectively; shares outstanding: 733.9 and 773.6, respectively	8.5	8.3
Additional paid-in capital	22,532.3	21,809.9
Accumulated other comprehensive income	7.0	11.7
Retained earnings	5,338.6	3,912.8
	27,886.4	25,742.7
Common stock in treasury at cost, 112.4 and 60.4 shares, respectively	(7,728.7)	(3,905.3)
Total Express Scripts stockholders’ equity	20,157.7	21,837.4
Non-controlling interest	10.6	7.4
Total stockholders’ equity	20,168.3	21,844.8
Total liabilities and stockholders’ equity	$53,439.2	$53,548.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenues(1)	$25,778.5	$25,915.6	$74,574.5	$78,317.4
Cost of revenues(1)	23,705.5	23,921.4	68,743.4	72,246.0
Gross profit	2,073.0	1,994.2	5,831.1	6,071.4
Selling, general and administrative	1,088.6	1,118.7	3,171.5	3,348.5
Operating income	984.4	875.5	2,659.6	2,722.9
Other (expense) income:
Equity income from joint venture	7.2	6.3	13.6	23.1
Interest income	8.3	25.7	23.3	28.4
Interest expense and other	(201.6)	(127.4)	(460.8)	(470.4)
	(186.1)	(95.4)	(423.9)	(418.9)
Income before income taxes	798.3	780.1	2,235.7	2,304.0
Provision for income taxes	209.2	326.5	789.4	896.0
Net income from continuing operations	589.1	453.6	1,446.3	1,408.0
Net loss from discontinued operations, net of tax	—	(15.5)	—	(41.3)
Net income	589.1	438.1	1,446.3	1,366.7
Less: Net income attributable to non-controlling interest	6.8	11.4	20.5	24.0
Net income attributable to Express Scripts	$582.3	$426.7	$1,425.8	$1,342.7

Weighted-average number of common shares outstanding during the period:
Basic	738.1	810.2	757.1	814.7
Diluted	746.0	822.9	766.1	828.0
Basic earnings per share:
Continuing operations attributable to Express Scripts	$0.79	$0.55	$1.88	$1.70
Discontinued operations attributable to Express Scripts	—	(0.02)	—	(0.05)
Net earnings attributable to Express Scripts	$0.79	$0.53	$1.88	$1.65
Diluted earnings per share:
Continuing operations attributable to Express Scripts	$0.78	$0.54	$1.86	$1.67
Discontinued operations attributable to Express Scripts	—	(0.02)	—	(0.05)
Net earnings attributable to Express Scripts	$0.78	$0.52	$1.86	$1.62
Amounts attributable to Express Scripts shareholders:
Income from continuing operations, net of tax	$582.3	$442.2	$1,425.8	$1,384.0
Discontinued operations, net of tax	—	(15.5)	—	(41.3)
Net income attributable to Express Scripts shareholders	$582.3	$426.7	$1,425.8	$1,342.7

1
Includes retail pharmacy co-payments of $2,418.3 and $2,966.5 for the three months ended September 30, 2014 and 2013, respectively, and $7,894.7 and $9,845.2 for the nine months ended September 30, 2014 and 2013, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income	$589.1	$438.1	$1,446.3	$1,366.7
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5.9)	2.5	(4.7)	(3.5)
Comprehensive income	583.2	440.6	1,441.6	1,363.2
Less: Comprehensive income attributable to non-controlling interests	6.8	11.4	20.5	24.0
Comprehensive income attributable to Express Scripts	$576.4	$429.2	$1,421.1	$1,339.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
Net income	—	—	—	—	1,425.8	—	20.5	1,446.3
Other comprehensive income	—	—	—	(4.7)	—	—	—	(4.7)
Treasury stock acquired	—	—	149.9	—	—	(3,823.4)	—	(3,673.5)
Changes in stockholders’ equity related to employee stock plans	12.3	0.2	572.5	—	—	—	—	572.7
Distributions to non-controlling interest	—	—	—	—	—	—	(17.3)	(17.3)
Balance at September 30, 2014	846.3	$8.5	$22,532.3	$7.0	$5,338.6	$(7,728.7)	$10.6	$20,168.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$1,446.3	$1,366.7
Net loss from discontinued operations, net of tax	—	41.3
Net income from continuing operations	1,446.3	1,408.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,658.2	1,824.0
Deferred income taxes	(272.9)	(376.2)
Employee stock-based compensation expense	82.3	131.2
Other, net	(17.1)	25.8
Changes in operating assets and liabilities:
Accounts receivable	(2,420.3)	194.5
Inventories	81.3	8.6
Other current and noncurrent assets	(146.3)	37.3
Claims and rebates payable	1,047.2	(980.3)
Accounts payable	93.1	(320.5)
Other current and noncurrent liabilities	72.8	(109.3)
Net cash provided by operating activities - continuing operations	1,624.6	1,843.1
Net cash used in operating activities - discontinued operations	—	(20.7)
Net cash flows provided by operating activities	1,624.6	1,822.4
Cash flows from investing activities:
Purchases of property and equipment	(327.0)	(274.6)
Proceeds from sale of business	—	313.0
Other	7.7	(26.3)
Net cash (used in) provided by investing activities - continuing operations	(319.3)	12.1
Net cash used in investing activities - discontinued operations	—	(2.1)
Net cash (used in) provided by investing activities	(319.3)	10.0
Cash flows from financing activities:
Treasury stock acquired	(3,673.5)	(1,552.5)
Proceeds from long-term debt, net of discounts	2,490.1	—
Repayment of long-term debt	(1,723.7)	(1,773.7)
Net proceeds from employee stock plans	419.4	383.6
Excess tax benefit relating to employee stock compensation	75.4	23.2
Distributions paid to non-controlling interest	(17.1)	(18.0)
Other	(29.1)	15.4
Net cash used in financing activities	(2,458.5)	(2,922.0)
Effect of foreign currency translation adjustment	(3.4)	(4.5)
Less: cash decrease attributable to discontinued operations	—	23.3
Net decrease in cash and cash equivalents	(1,156.6)	(1,070.8)
Cash and cash equivalents at beginning of period	1,991.4	2,793.1
Cash and cash equivalents at end of period	$834.8	$1,722.3
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of September 30, 2014 and the consolidated balance sheet as of December 31, 2013, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2014 and 2013, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2014, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2014 and 2013. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $193.2 million and $845.2 million, restricted cash and investments of $23.5 million and $22.8 million and trading securities (included in other assets) of $24.7 million and $18.7 million, at September 30, 2014 and December 31, 2013, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
The carrying value of cash and cash equivalents (Level 1), restricted cash and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility (Level 2) was estimated using the current rates offered to us for debt with similar maturities. The carrying values, net of unamortized discounts and premiums, and the fair values of our senior notes are shown in the following table:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,348.6	$1,400.8	$1,378.5	$1,420.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.1	605.5	497.9	607.8

September 2010 Senior Notes
4.125% senior notes due 2020	506.1	534.8	506.8	519.7
2.750% senior notes due 2015	503.9	509.6	506.9	514.9
	1,010.0	1,044.4	1,013.7	1,034.6
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.9	1,552.1	1,497.0	1,566.2

November 2011 Senior Notes
3.500% senior notes due 2016	—	—	1,249.8	1,324.4
4.750% senior notes due 2021	1,241.9	1,370.1	1,241.2	1,325.4
2.750% senior notes due 2014	900.0	902.6	899.7	917.1
6.125% senior notes due 2041	698.5	861.4	698.4	801.0
	2,840.4	3,134.1	4,089.1	4,367.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,492.9	1,545.2	1,490.7	1,548.0
2.100% senior notes due 2015	999.4	1,005.4	998.1	1,014.4
3.900% senior notes due 2022	983.3	1,037.2	981.9	1,003.4
	3,475.6	3,587.8	3,470.7	3,565.8
June 2014 Senior Notes
2.250% senior notes due 2019	997.7	989.8	—	—
3.500% senior notes due 2024	992.9	985.8	—	—
1.250% senior notes due 2017	499.8	496.9	—	—
	2,490.4	2,472.5	—	—
Total	$13,161.0	$13,797.2	$11,946.9	$12,562.7

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
The results of the disposed portions of UBC, as discussed above, our European operations and our acute infusion therapies line of business are reported as discontinued operations in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2013. Additionally, cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows for the nine months ended September 30, 2013. Finally, assets and liabilities of these businesses held were segregated in our accompanying consolidated balance sheet as of December 31, 2013. As of December 31, 2013, total assets of discontinued operations were $31.0 million and total liabilities of discontinued operations were $1.4 million. There were no assets or liabilities of discontinued operations as of September 30, 2014.
Certain information with respect to discontinued operations, as discussed above, for the three and nine months ended September 30, 2013 is summarized below. There were no discontinued operations for the three and nine months ended September 30, 2014.

(in millions)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues	$136.2	$474.1
Operating loss	(1.8)	(15.9)
Income tax expense from discontinued operations	(13.7)	(25.4)
Net loss from discontinued operations, net of tax	(15.5)	(41.3)

Note 4 - Goodwill and other intangible assets
The following is a summary of our goodwill and other intangible assets for our two reportable segments: PBM and Other Business Operations.

	September 30, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,314.1	$(107.2)	$29,206.9	$29,315.4	$(107.4)	$29,208.0
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,411.5	$(107.2)	$29,304.3	$29,412.8	$(107.4)	$29,305.4
Other intangible assets
PBM
Customer contracts(1)	$17,571.7	$(5,178.3)	$12,393.4	$17,602.3	$(3,926.2)	$13,676.1
Trade names	226.6	(55.7)	170.9	226.6	(39.0)	187.6
Miscellaneous(2)	120.8	(57.8)	63.0	111.6	(47.4)	64.2
	17,919.1	(5,291.8)	12,627.3	17,940.5	(4,012.6)	13,927.9
Other Business Operations
Customer relationships	120.2	(78.7)	41.5	127.3	(69.2)	58.1
Trade names	35.8	(9.0)	26.8	35.8	(6.2)	29.6
	156.0	(87.7)	68.3	163.1	(75.4)	87.7
Total other intangible assets	$18,075.1	$(5,379.5)	$12,695.6	$18,103.6	$(4,088.0)	$14,015.6

(1)
PBM customer contracts balance as of September 30, 2014 reflects a decrease of $2.2 million due to the finalization of the purchase price related to the SmartD asset acquisition, as discussed below. Changes in gross PBM customer contracts and related accumulated amortization also reflect a decrease of $28.0 million related to the write-off of a fully amortized asset.

(2) Gross PBM miscellaneous balance as of September 30, 2014 reflects an increase of $18.2 million due to the recognition of deferred financing fees related to the June 2014 Senior Notes (as defined in Note 6 - Financing).

Our PBM gross customer contract balance as of December 31, 2013 includes $14.5 million related to our asset acquisition of the SmartD Medicare Prescription Drug Plan (“PDP”) on September 1, 2013. During the first quarter of 2014, we finalized the purchase price related to the customer contract, resulting in a reduction of the asset value by $2.2 million.
The aggregate amount of amortization expense of other intangible assets for our continuing operations was $446.5 million and $510.0 million for the three months ended September 30, 2014 and 2013, respectively, and $1,335.8 million and $1,527.5 million for the nine months ended September 30, 2014 and 2013, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of Anthem (formerly known as WellPoint) has been included as an offset to revenues in the amount of $28.5 million for each of the three months ended September 30, 2014 and 2013, respectively, and $85.5 million for each of the nine months ended September 30, 2014 and 2013, respectively. The aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $1,771.8 million for 2014, $1,746.7 million for 2015, $1,740.9 million for 2016, $1,324.2 million for 2017 and $1,313.1 million for 2018. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 5 to 20 years for customer-related intangible assets and 2 to 30 years for other intangible assets.
A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2013	$29,208.0	$97.4	$29,305.4
Foreign currency translation	(1.1)	—	(1.1)
Balance at September 30, 2014	$29,206.9	$97.4	$29,304.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014(1)	2013	2014(1)	2013
Weighted-average number of common shares outstanding during the period—basic	738.1	810.2	757.1	814.7
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	7.9	12.7	9.0	13.3
Weighted-average number of common shares outstanding during the period—diluted(2)	746.0	822.9	766.1	828.0

(1)
The decrease in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2014 for basic and diluted EPS is primarily due to a total of 112.4 million shares held in treasury on September 30, 2014 as compared to 24.9 million shares on September 30, 2013.

(2)
Excludes awards of 2.9 million and 3.0 million for the three months ended September 30, 2014 and 2013, respectively, and 2.3 million and 4.1 million for the nine months ended September 30, 2014 and 2013, respectively. These were excluded because their effect was anti-dilutive.

Note 6 - Financing
Our total debt, net of unamortized discounts and premiums, consists of:

(in millions)	September 30, 2014	December 31, 2013
Long-term debt:
March 2008 Senior Notes
7.125% senior notes due 2018	$1,348.6	$1,378.5

June 2009 Senior Notes
7.250% senior notes due 2019	498.1	497.9

September 2010 Senior Notes
4.125% senior notes due 2020	506.1	506.8
2.750% senior notes due 2015	503.9	506.9
	1,010.0	1,013.7
May 2011 Senior Notes
3.125% senior notes due 2016	1,497.9	1,497.0

November 2011 Senior Notes
3.500% senior notes due 2016	—	1,249.8
4.750% senior notes due 2021	1,241.9	1,241.2
2.750% senior notes due 2014	900.0	899.7
6.125% senior notes due 2041	698.5	698.4
	2,840.4	4,089.1
February 2012 Senior Notes
2.650% senior notes due 2017	1,492.9	1,490.7
2.100% senior notes due 2015	999.4	998.1
3.900% senior notes due 2022	983.3	981.9
	3,475.6	3,470.7
June 2014 Senior Notes
2.250% senior notes due 2019	997.7	—
3.500% senior notes due 2024	992.9	—
1.250% senior notes due 2017	499.8	—
	2,490.4	—
Term facility due August 29, 2016 with an average interest rate of 1.90% at September 30, 2014 and 1.92% at December 31, 2013	1,526.4	2,000.0
Other	—	0.1
Total debt	14,687.4	13,947.0
Less: Current maturities of long-term debt	3,245.4	1,584.0
Total long-term debt	$11,442.0	$12,363.0

BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger, to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility has been available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of September 30, 2014, no amounts were drawn under the revolving facility. We make quarterly principal payments on the term facility. As of September 30, 2014, $842.1 million of this facility was considered current maturities of long-term debt.
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
A portion of the net proceeds from the sale of the June 2014 Senior Notes was used to redeem all of the Company’s outstanding 3.500% senior notes due 2016 (which were redeemed in July 2014) and the remainder of the proceeds is intended (i) to pay a portion of the Company’s outstanding 2.750% senior notes due 2014 at their maturity on November 15, 2014 and (ii) for general corporate purposes, which includes repurchases of the Company’s common stock under its share repurchase program pursuant to open market transactions. On June 5, 2014, the Company issued an irrevocable notice of redemption in respect of its 3.500% senior notes due 2016.
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
COVENANTS
Our bank financing arrangements and senior notes contain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among others, minimum interest coverage ratios and maximum leverage ratios. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At September 30, 2014, we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.

Note 7 - Income taxes
We recognized discrete benefits from continuing operations of $83.6 million and $45.6 million for the three and nine months ended September 30, 2014, respectively, as compared to discrete charges of $38.7 million and $29.7 million for the same periods in 2013. Our 2014 net discrete benefits relate primarily to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, offset by charges related to interest on and changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws. Our 2013 net discrete charges primarily relate to changes in our unrecognized tax benefits, the deferred tax implications of newly enacted state laws and investments in certain foreign subsidiaries that were subsequently realized.
We believe that it is reasonably possible that our unrecognized tax benefits could significantly change within the next twelve months due to the anticipated conclusion of various examinations with taxing authorities. An estimate of the range of a reasonably possible change in the next twelve months cannot be made.
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
The ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR Program on April 16, 2014. The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement. The remaining 0.6 million shares received for the settlement to the ASR Program reduced weighted-average common shares outstanding for the nine months ended September 30, 2014.
Including the shares repurchased through the ASR Agreement, under our existing share repurchase program (the “Share Repurchase Program”) originally announced on March 6, 2013, we repurchased 14.1 million and 11.6 million shares for $1,013.6 million and $751.5 million during the three months ended September 30, 2014 and 2013, respectively, and 52.0 million and 24.9 million shares for $3,823.4 million and $1,552.5 million during the nine months ended September 30, 2014 and 2013, respectively. On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, for a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. As of September 30, 2014, there were 28.8 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash and debt.
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
Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units and performance share awards. Subsequent to the Merger, all awards have been settled by issuance of new shares. During the nine months ended September 30, 2014, we granted 3.1 million stock options with a weighted-average fair market value of $17.98 per share. The SSRs and stock options granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan generally have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.
The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life of option	3-5 years	4-5 years	3-5 years	4-5 years
Risk-free interest rate	1.0%-1.8%	1.3%-1.7%	0.7%-1.8%	0.6%-1.7%
Expected volatility of stock	25%-27%	28%-35%	25%-29%	28%-37%
Expected dividend yield	None	None	None	None
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
During the nine months ended September 30, 2014, we granted to certain officers and employees approximately 0.9 million restricted stock units and performance shares with a weighted-average fair market value of $76.90 per share. Restricted stock units granted under the 2000 LTIP, 2011 LTIP and the 2002 Stock Incentive Plan generally vest on a three-year graded schedule. Performance shares generally cliff vest at the end of the three-year vesting period. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. Prior to vesting, performance shares are subject to forfeiture without consideration upon termination of employment under certain circumstances. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics. Due to the achievement of certain performance metrics, during the nine months ended September 30, 2014, approximately 0.1 million additional performance shares were settled and common shares were issued to certain officers.
We recognized stock-based compensation expense of $27.9 million and $44.2 million in the three months ended September 30, 2014 and 2013, respectively, and $82.3 million and $131.2 million in the nine months ended September 30, 2014 and 2013, respectively. Unamortized stock-based compensation as of September 30, 2014 was $45.2 million for stock options and SSRs and $58.8 million for restricted stock units and performance shares.

Note 10 - Commitments and contingencies
In the ordinary course of business there have arisen various legal proceedings, investigations, recoupment demands or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when we believe it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for any such accruals for the nine months ended September 30, 2014 or the year ended December 31, 2013.
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
Note 11 - Segment information
We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported. As disclosed in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014, during the first quarter of 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the three and nine months ended September 30, 2013 have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations, for the three and nine months ended September 30, 2014 and 2013.

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended September 30, 2014
Product revenues:
Network revenues(3)	$14,722.0	$—	$14,722.0
Home delivery and specialty revenues(4)	10,072.1	—	10,072.1
Other revenues(5)	—	571.9	571.9
Service revenues	339.0	73.5	412.5
Total revenues	25,133.1	645.4	25,778.5
Depreciation and amortization expense	535.4	11.6	547.0
Operating income	971.8	12.6	984.4
Equity income from joint venture			7.2
Interest income			8.3
Interest expense and other			(201.6)
Income before income taxes			798.3
Capital expenditures	113.4	4.8	118.2
For the three months ended September 30, 2013
Product revenues:
Network revenues(3)	$15,387.3	$—	$15,387.3
Home delivery and specialty revenues(4)	9,692.6	—	9,692.6
Other revenues(5)	—	546.8	546.8
Service revenues	225.3	63.6	288.9
Total revenues	25,305.2	610.4	25,915.6
Depreciation and amortization expense	607.3	7.0	614.3
Operating income	862.8	12.7	875.5
Equity income from joint venture			6.3
Interest income			25.7
Interest expense and other			(127.4)
Income before income taxes			780.1
Capital expenditures	76.5	3.2	79.7
For the nine months ended September 30, 2014
Product revenues:
Network revenues(3)	$43,239.3	$—	$43,239.3
Home delivery and specialty revenues(4)	28,545.4	—	28,545.4
Other revenues(5)	—	1,637.8	1,637.8
Service revenues	933.0	219.0	1,152.0
Total revenues	72,717.7	1,856.8	74,574.5
Depreciation and amortization expense	1,632.2	26.0	1,658.2
Operating income	2,619.3	40.3	2,659.6
Equity income from joint venture			13.6
Interest income			23.3
Interest expense and other			(460.8)
Income before income taxes			2,235.7
Capital expenditures	311.6	15.4	327.0

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the nine months ended September 30, 2013
Product revenues:
Network revenues(3)	$47,758.8	$—	$47,758.8
Home delivery and specialty revenues(4)	28,126.9	—	28,126.9
Other revenues(5)	—	1,526.2	1,526.2
Service revenues	709.2	196.3	905.5
Total revenues	76,594.9	1,722.5	78,317.4
Depreciation and amortization expense	1,803.4	20.6	1,824.0
Operating income	2,683.9	39.0	2,722.9
Equity income from joint venture			23.1
Interest income			28.4
Interest expense and other			(470.4)
Income before income taxes			2,304.0
Capital expenditures	269.0	5.6	274.6

(1)
PBM total revenues and operating income for each of the nine months ended September 30, 2014 and 2013 includes revenue of $129.4 million and $108.2 million, respectively, related to a large client. This revenue was realized in each of the second quarters of 2014 and 2013 due to the structure of the contract.

(2)
Other Business Operations operating income for the nine months ended September 30, 2013 includes a $3.5 million gain associated with the settlement of working capital balances for ConnectYourCare (“CYC”).

(3)
Includes retail pharmacy co-payments of $2,418.3 million and $2,966.5 million for the three months ended September 30, 2014 and 2013, respectively, and $7,894.7 million and $9,845.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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
The following table presents balance sheet information about our reportable segments, including the discontinued operations of our European operations:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of September 30, 2014
Total assets	$52,531.9	$907.3	$—	$53,439.2
Investment in equity method investees	$37.8	$—	$—	$37.8

As of December 31, 2013
Total assets	$52,560.1	$957.1	$31.0	$53,548.2
Investment in equity method investees	$30.2	$—	$—	$30.2
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
The top five clients in the aggregate represent 36.3% and 36.1% of our consolidated revenue for the three and nine months ended September 30, 2014, respectively. None of these clients on an individual basis exceed 14.0% of consolidated revenues for the three and nine months ended September 30, 2014.

Revenues earned by our continuing operations international businesses totaled $21.6 million and $41.1 million for the three months ended September 30, 2014 and 2013, respectively, and $65.5 million and $76.7 million for the nine months ended September 30, 2014 and 2013, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $52.9 million and $58.6 million as of September 30, 2014 and December 31, 2013, respectively. All other continuing operations long-lived assets are domiciled in the United States.
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
In the second quarter of 2013, we sold the portion of our UBC business which primarily provided technology solutions and publications to biopharmaceutical companies, and in the third quarter of 2013 we sold the remaining portions of our UBC business that were classified as discontinued. In the fourth quarter of 2013, we sold our acute infusion therapies line of business. Consequently, the operations of our European operations, the portions of UBC operations that were sold, and our acute infusion therapies line of business are included as discontinued operations of the non-guarantors as of and for the three and nine months ended September 30, 2013, and as of December 31, 2013 (through their respective dates of sale, as applicable). Results for the three and nine months ended September 30, 2013 include the operations of our European operations, UBC, and our acute infusion therapies line of business (revised to reflect the operations as discontinued operations as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date. The condensed consolidating financial information is presented separately for:

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

In the third quarter of 2014, we finalized the results of a transfer pricing study as well as intercompany agreements. These events were retroactive to January 1, 2014 and resulted in adjustments recorded in the current quarter to reflect the results of the study. The intercompany agreements resulted in intercompany interest expense being allocated from Express Scripts Holding Company to Express Scripts, Inc. and Guarantors and expense being allocated between Guarantors, resulting in higher Express Scripts, Inc. net income and lower Medco Health Solutions, Inc. net income on the condensed consolidating statements of operations for the three and nine months ended September 30, 2014. These events had no impact on our consolidated statement of operations, consolidated income statement or consolidated cash flows.
Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2014
Cash and cash equivalents	$—	$411.7	$1.8	$7.8	$413.5	$—	$834.8
Restricted cash and investments	—	—	—	—	23.5	—	23.5
Receivables, net	—	3,038.0	1,072.9	1,757.9	515.7	—	6,384.5
Other current assets	—	228.7	299.5	1,905.2	37.3	(8.8)	2,461.9
Total current assets	—	3,678.4	1,374.2	3,670.9	990.0	(8.8)	9,704.7
Property and equipment, net	—	682.7	5.3	932.6	19.3	—	1,639.9
Investments in subsidiaries	37,607.2	10,194.1	11,657.2	—	—	(59,458.5)	—
Intercompany	—	—	—	15,436.2	35.8	(15,472.0)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	24.5	—	29,304.3
Other intangible assets, net	53.6	982.5	9,941.2	1,703.1	15.2	—	12,695.6
Other assets	—	99.7	19.8	8.4	3.9	(37.1)	94.7
Total assets	$37,660.8	$18,558.8	$45,605.8	$25,501.5	$1,088.7	$(74,976.4)	$53,439.2
Claims and rebates payable	$—	$3,975.2	$3,839.8	$—	$—	$—	$7,815.0
Accounts payable	—	786.8	32.4	2,019.2	133.1	—	2,971.5
Accrued expenses	71.1	259.6	513.6	789.7	265.4	(8.8)	1,890.6
Current maturities of long-term debt	2,741.5	—	503.9	—	—	—	3,245.4
Total current liabilities	2,812.6	5,021.6	4,889.7	2,808.9	398.5	(8.8)	15,922.5
Long-term debt	7,591.3	1,996.0	1,854.7	—	—	—	11,442.0
Intercompany	7,099.2	6,806.6	1,566.2	—	—	(15,472.0)	—
Deferred taxes	—	—	3,763.8	1,436.1	9.6	—	5,209.5
Other liabilities	—	236.8	422.0	70.9	4.3	(37.1)	696.9
Non-controlling interest	—	—	—	—	10.6	—	10.6
Express Scripts stockholders’ equity	20,157.7	4,497.8	33,109.4	21,185.6	665.7	(59,458.5)	20,157.7
Total liabilities and stockholders’ equity	$37,660.8	$18,558.8	$45,605.8	$25,501.5	$1,088.7	$(74,976.4)	$53,439.2

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2013
Cash and cash equivalents	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4
Restricted cash and investments	—	—	1.0	—	21.8	—	22.8
Receivables, net	—	1,381.3	750.5	1,557.1	334.0	—	4,022.9
Other current assets	—	99.8	286.4	2,010.4	26.7	—	2,423.3
Current assets of discontinued operations	—	—	—	—	31.0	—	31.0
Total current assets	—	2,627.0	1,041.5	3,611.5	1,211.4	—	8,491.4
Property and equipment, net	—	550.3	5.4	1,082.7	20.5	—	1,658.9
Investments in subsidiaries	36,060.9	9,096.2	12,089.8	—	—	(57,246.9)	—
Intercompany	—	—	—	14,247.9	—	(14,247.9)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	25.6	—	29,305.4
Other intangible assets, net	51.7	1,071.7	10,946.8	1,926.0	19.4	—	14,015.6
Other assets	—	79.9	16.5	3.9	12.2	(35.6)	76.9
Total assets	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2
Claims and rebates payable	$—	$3,866.2	$2,901.6	$—	$—	$—	$6,767.8
Accounts payable	—	875.1	62.7	1,834.9	127.3	—	2,900.0
Accrued expenses	45.3	455.9	241.0	615.5	624.5	—	1,982.2
Current maturities of long-term debt	1,583.9	0.1	—	—	—	—	1,584.0
Current liabilities of discontinued operations	—	—	—	—	1.3	—	1.3
Total current liabilities	1,629.2	5,197.3	3,205.3	2,450.4	753.1	—	13,235.3
Long-term debt	7,975.9	1,994.9	2,392.2	—	—	—	12,363.0
Intercompany	4,670.1	6,328.1	3,222.2	—	27.5	(14,247.9)	—
Deferred taxes	—	—	4,034.7	1,386.4	19.5	—	5,440.6
Other liabilities	—	199.1	419.9	79.0	2.0	(35.6)	664.4
Noncurrent liabilities of discontinued operations	—	—	—	—	0.1	—	0.1
Non-controlling interest	—	—	—	—	7.4	—	7.4
Express Scripts stockholders’ equity	21,837.4	2,627.1	33,433.8	20,706.5	479.5	(57,246.9)	21,837.4
Total liabilities and stockholders’ equity	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2014
Revenues	$—	$9,682.2	$9,134.2	$7,869.2	$505.8	$(1,412.9)	$25,778.5
Operating expenses	—	9,281.5	8,797.0	7,712.4	416.1	(1,412.9)	24,794.1
Operating income	—	400.7	337.2	156.8	89.7	—	984.4
Other (expense) income:
Interest (expense) income and other, net	(160.6)	(16.7)	(7.5)	1.3	(2.6)	—	(186.1)
Intercompany interest income (expense)	338.0	(169.0)	—	(169.0)	—	—	—
Other (expense) income, net	177.4	(185.7)	(7.5)	(167.7)	(2.6)	—	(186.1)
Income (loss) before income taxes	177.4	215.0	329.7	(10.9)	87.1	—	798.3
Provision (benefit) for income taxes	184.8	(70.4)	167.7	(83.0)	10.1	—	209.2
Net income (loss) from continuing operations	(7.4)	285.4	162.0	72.1	77.0	—	589.1
Equity in earnings (loss) of subsidiaries	589.7	625.4	(483.1)	—	—	(732.0)	—
Net income (loss)	582.3	910.8	(321.1)	72.1	77.0	(732.0)	589.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.8	—	6.8
Net income (loss) attributable to Express Scripts	582.3	910.8	(321.1)	72.1	70.2	(732.0)	582.3
Other comprehensive loss	(5.9)	(5.9)	—	—	(5.9)	11.8	(5.9)
Comprehensive income (loss) attributable to Express Scripts	$576.4	$904.9	$(321.1)	$72.1	$64.3	$(720.2)	$576.4

For the three months ended September 30, 2013
Revenues	$—	$7,633.8	$13,040.7	$5,792.2	$528.0	$(1,079.1)	$25,915.6
Operating expenses	—	7,224.7	13,118.9	5,472.9	302.7	(1,079.1)	25,040.1
Operating income (expense)	—	409.1	(78.2)	319.3	225.3	—	875.5
Other (expense) income, net	(85.6)	(16.8)	9.2	0.5	(2.7)	—	(95.4)
Income (loss) before income taxes	(85.6)	392.3	(69.0)	319.8	222.6	—	780.1
Provision (benefit) for income taxes	(31.0)	152.9	5.2	166.2	33.2	—	326.5
Net income (loss) from continuing operations	(54.6)	239.4	(74.2)	153.6	189.4	—	453.6
Net loss from discontinued operations, net of tax	—	—	—	—	(15.5)	—	(15.5)
Equity in earnings of subsidiaries	481.3	180.9	135.2	—	—	(797.4)	—
Net income	426.7	420.3	61.0	153.6	173.9	(797.4)	438.1
Less: Net income attributable to non-controlling interest	—	—	—	—	11.4	—	11.4
Net income attributable to Express Scripts	426.7	420.3	61.0	153.6	162.5	(797.4)	426.7
Other comprehensive income	2.5	2.5	—	—	2.5	(5.0)	2.5
Comprehensive income attributable to Express Scripts	$429.2	$422.8	$61.0	$153.6	$165.0	$(802.4)	$429.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2014
Revenues	$—	$27,803.4	$27,140.9	$21,504.0	$1,660.9	$(3,534.7)	$74,574.5
Operating expenses	—	26,462.8	26,862.6	20,682.2	1,442.0	(3,534.7)	71,914.9
Operating income	—	1,340.6	278.3	821.8	218.9	—	2,659.6
Other (expense) income:
Interest (expense) income and other, net	(338.0)	(53.0)	(27.8)	2.6	(7.7)	—	(423.9)
Intercompany interest income (expense)	338.0	(169.0)	—	(169.0)	—	—	—
Other (expense) income, net	—	(222.0)	(27.8)	(166.4)	(7.7)	—	(423.9)
Income before income taxes	—	1,118.6	250.5	655.4	211.2	—	2,235.7
Provision for income taxes	120.5	345.8	142.3	176.3	4.5	—	789.4
Net income (loss) from continuing operations	(120.5)	772.8	108.2	479.1	206.7	—	1,446.3
Equity in earnings (loss) of subsidiaries	1,546.3	1,097.9	(432.6)	—	—	(2,211.6)	—
Net income (loss)	1,425.8	1,870.7	(324.4)	479.1	206.7	(2,211.6)	1,446.3
Less: Net income attributable to non-controlling interest	—	—	—	—	20.5	—	20.5
Net income (loss) attributable to Express Scripts	1,425.8	1,870.7	(324.4)	479.1	186.2	(2,211.6)	1,425.8
Other comprehensive loss	(4.7)	(4.7)	—	—	(4.7)	9.4	(4.7)
Comprehensive income (loss) attributable to Express Scripts	$1,421.1	$1,866.0	$(324.4)	$479.1	$181.5	$(2,202.2)	$1,421.1

For the nine months ended September 30, 2013
Revenues	$—	$21,887.4	$40,826.2	$17,128.6	$1,515.4	$(3,040.2)	$78,317.4
Operating expenses	—	20,725.0	40,541.5	16,227.0	1,141.2	(3,040.2)	75,594.5
Operating income	—	1,162.4	284.7	901.6	374.2	—	2,722.9
Other (expense) income, net	(259.1)	(133.8)	(20.6)	2.6	(8.0)	—	(418.9)
Income (loss) before income taxes	(259.1)	1,028.6	264.1	904.2	366.2	—	2,304.0
Provision (benefit) for income taxes	(94.2)	426.4	132.3	391.9	39.6	—	896.0
Net income (loss) from continuing operations	(164.9)	602.2	131.8	512.3	326.6	—	1,408.0
Net loss from discontinued operations, net of tax	—	—	—	—	(41.3)	—	(41.3)
Equity in earnings of subsidiaries	1,507.6	551.3	222.3	—	—	(2,281.2)	—
Net income	1,342.7	1,153.5	354.1	512.3	285.3	(2,281.2)	1,366.7
Less: Net income attributable to non-controlling interest	—	—	—	—	24.0	—	24.0
Net income attributable to Express Scripts	1,342.7	1,153.5	354.1	512.3	261.3	(2,281.2)	1,342.7
Other comprehensive loss	(3.5)	(3.5)	—	—	(3.5)	7.0	(3.5)
Comprehensive income attributable to Express Scripts	$1,339.2	$1,150.0	$354.1	$512.3	$257.8	$(2,274.2)	$1,339.2

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2014
Net cash flows provided by (used in) operating activities	$(72.1)	$(930.5)	$1,654.9	$1,270.8	$(298.5)	$—	$1,624.6
Cash flows from investing activities:
Purchases of property and equipment	—	(250.9)	—	(71.9)	(4.2)	—	(327.0)
Other	—	6.4	—	0.1	1.2	—	7.7
Net cash used in investing activities	—	(244.5)	—	(71.8)	(3.0)	—	(319.3)
Cash flows from financing activities:
Treasury stock acquired	(3,673.5)	—	—	—	—	—	(3,673.5)
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Repayment of long-term debt	(1,723.6)	(0.1)	—	—	—	—	(1,723.7)
Net proceeds from employee stock plans	419.4	—	—	—	—	—	419.4
Excess tax benefit relating to employee stock compensation	—	36.9	38.5	—	—	—	75.4
Distributions paid to non-controlling interest	—	—	—	—	(17.1)	—	(17.1)
Other	(17.9)	—	—	(11.2)	—	—	(29.1)
Net intercompany transactions	2,577.6	404.0	(1,695.2)	(1,224.0)	(62.4)	—	—
Net cash (used in) provided by financing activities	72.1	440.8	(1,656.7)	(1,235.2)	(79.5)	—	(2,458.5)
Effect of foreign currency translation adjustment	—	—	—	—	(3.4)	—	(3.4)
Net decrease in cash and cash equivalents	—	(734.2)	(1.8)	(36.2)	(384.4)	—	(1,156.6)
Cash and cash equivalents at beginning of period	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of period	$—	$411.7	$1.8	$7.8	$413.5	$—	$834.8

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2013
Net cash flows provided by (used in) operating activities	$(129.8)	$759.4	$70.6	$721.6	$411.3	$(10.7)	$1,822.4
Cash flows from investing activities:
Purchases of property and equipment	—	(261.4)	—	(8.0)	(5.2)	—	(274.6)
Proceeds from sale of business	—	1.6	—	311.4	—	—	313.0
Other	—	(17.8)	—	—	(8.5)	—	(26.3)
Net cash provided by (used in) investing activities - continuing operations	—	(277.6)	—	303.4	(13.7)	—	12.1
Net cash used in investing activities - discontinued operations	—	—	—	—	(2.1)	—	(2.1)
Net cash provided by (used in) investing activities	—	(277.6)	—	303.4	(15.8)	—	10.0
Cash flows from financing activities:
Treasury stock acquired	(1,552.5)	—	—	—	—	—	(1,552.5)
Repayment of long-term debt	(473.7)	(1,000.0)	(300.0)	—	—	—	(1,773.7)
Net proceeds from employee stock plans	383.6	—	—	—	—	—	383.6
Excess tax benefit relating to employee stock compensation	—	11.8	11.4	—	—	—	23.2
Distributions paid to non-controlling interest	—	—	—	—	(18.0)	—	(18.0)
Other	—	—	—	(8.5)	23.9	—	15.4
Net intercompany transactions	1,772.4	(699.5)	221.4	(999.9)	(294.4)	—	—
Net cash (used in) provided by financing activities - continuing operations	129.8	(1,687.7)	(67.2)	(1,008.4)	(288.5)	—	(2,922.0)
Net cash used in financing activities - discontinued operations	—	—	—	—	(10.7)	10.7	—
Net cash (used in) provided by financing activities	129.8	(1,687.7)	(67.2)	(1,008.4)	(299.2)	10.7	(2,922.0)
Effect of foreign currency translation adjustment	—	—	—	—	(4.5)	—	(4.5)
Less: cash decrease attributable to discontinued operations	—	—	—	—	23.3	—	23.3
Net (decrease) increase in cash and cash equivalents	—	(1,205.9)	3.4	16.6	115.1	—	(1,070.8)
Cash and cash equivalents at beginning of period	—	2,346.6	—	126.9	319.6	—	2,793.1
Cash and cash equivalents at end of period	$—	$1,140.7	$3.4	$143.5	$434.7	$—	$1,722.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As disclosed in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014, during the first quarter of 2014, we reorganized a portion of our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the three and nine months ended September 30, 2013 have been reclassified throughout the financial statements, where appropriate, to reflect the new segment structure. Through our Other Business Operations segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and scientific evidence to guide the safe, effective and affordable use of medicines.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.4% and 98.9% of revenues for the three months ended September 30, 2014 and 2013, respectively, and 98.5% and 98.8% for the nine months ended September 30, 2014 and 2013, respectively.
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
Revenue related to a large client was realized in the second quarters of 2014 and 2013 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of the transition of UnitedHealth Group claims, as well as variability, including timing, of our contractual revenue streams.
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
As disclosed in Express Scripts’ Current Report on Form 8-K filed with the SEC on June 2, 2014, during the first quarter of 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. All related segment disclosures for the three and nine months ended September 30, 2013 have been reclassified in the tables below and throughout the financial statements, where appropriate, to reflect the new segment structure.
PBM OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Product revenues
Network revenues(1)	$14,722.0	$15,387.3	$43,239.3	$47,758.8
Home delivery and specialty revenues(2)	10,072.1	9,692.6	28,545.4	28,126.9
Service revenues	339.0	225.3	933.0	709.2
Total PBM revenues	25,133.1	25,305.2	72,717.7	76,594.9
Cost of PBM revenues(1)	23,103.7	23,349.4	67,015.4	70,637.6
PBM gross profit	2,029.4	1,955.8	5,702.3	5,957.3
PBM SG&A expenses	1,057.6	1,093.0	3,083.0	3,273.4
PBM operating income	$971.8	$862.8	$2,619.3	$2,683.9
Claims
Network	231.3	256.9	693.0	805.9
Home delivery and specialty(2)	32.9	34.3	95.0	105.3
Total PBM claims	264.2	291.2	788.0	911.2
Total adjusted PBM claims(3)	328.1	357.8	972.2	1,116.0

(1)
Includes retail pharmacy co-payments of $2,418.3 million and $2,966.5 million for the three months ended September 30, 2014 and 2013, respectively, and $7,894.7 million and $9,845.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Includes home delivery, specialty and other, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
Product Revenues for the three months ended September 30, 2014: Network pharmacy revenues decreased by $665.3 million, or 4.3%, in the three months ended September 30, 2014 from the same period of 2013. This decrease relates primarily to lower claims volume and related revenue of approximately $1,129.0 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the network generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our network generic fill rate increased to 84.0% of network claims in the three months ended September 30, 2014 as compared to 81.6% in the same period of 2013.
Home delivery and specialty revenues increased $379.5 million, or 3.9%, in the three months ended September 30, 2014 from the same period in 2013. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and related revenue of approximately $100.1 million due to the transition of UnitedHealth Group in 2013, an increase in the home delivery generic fill rate and lower claims volume in general. Our home delivery generic fill rate increased to 77.5% of home delivery claims in the three months ended September 30, 2014 as compared to 74.8% in the same period of 2013.
Product Revenues for the nine months ended September 30, 2014: Network pharmacy revenues decreased by $4,519.5 million, or 9.5%, in the nine months ended September 30, 2014 from the same period in 2013. This decrease relates primarily to lower claims volume and related revenue of approximately $5,193.5 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the network generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our network generic fill rate increased to 83.7% of network claims in the nine months ended September 30, 2014 as compared to 81.6% in the same period of 2013.
Home delivery and specialty revenues increased by $418.5 million, or 1.5%, in the nine months ended September 30, 2014 from the same period in 2013. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and related revenue of approximately $621.7 million due to the transition of UnitedHealth Group in 2013, an increase in the home delivery generic fill rate and lower claims volume in general. Our home delivery generic fill rate increased to 76.9% of home delivery claims in the nine months ended September 30, 2014 as compared to 74.5% in the same period of 2013.
Cost of PBM revenues decreased by $245.7 million, or 1.1%, in the three months ended September 30, 2014 from the same period of 2013. The decrease is primarily due to lower claims volume and related cost of revenue of approximately $1,186.6 million due to the transition of UnitedHealth Group in 2013 as well as lower claims volume in general, the impact of better management of ingredient costs and the impact of an increased generic fill rate, partially offset by inflation on branded drugs.
Cost of PBM revenues decreased by $3,622.2 million, or 5.1%, in the nine months ended September 30, 2014 from the same period of 2013. This decrease is primarily due to lower claims volume and related cost of revenue of approximately $5,605.9 million due to the transition of UnitedHealth Group in 2013 as well as lower claims volume in general, the impact of better management of ingredient costs and the impact of an increased generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit increased by $73.6 million, or 3.8%, for the three months ended September 30, 2014 as compared to the same period of 2013. This increase is primarily due to better management of ingredient costs and formulary and cost savings from the increase in the aggregate generic fill rate (83.1% for the three months ended September 30, 2014 as compared to 80.8% in the same period of 2013). This increase is partially offset by lower claims volume, including the transition of UnitedHealth Group in 2013, as well as $65.0 million of transaction and integration costs for the three months ended September 30, 2014 compared to $56.8 million for the three months ended September 30, 2013.
PBM gross profit decreased by $255.0 million, or 4.3%, for the nine months ended September 30, 2014 as compared to the same period of 2013. This decrease is primarily due to lower claims volume, including the transition of UnitedHealth Group in 2013, as well as $281.4 million of transaction and integration costs for the nine months ended September 30, 2014 compared to $137.9 million for the nine months ended September 30, 2013. This decrease is partially offset by the second quarter realization of $129.4 million of revenue for the nine months ended September 30, 2014 related to a client contract as compared to $108.2 million for the nine months ended September 30, 2013, as well as better management of ingredient costs and formulary and cost savings from the increase in the aggregate generic fill rate (82.9% for the nine months ended September 30, 2014 as compared to 80.7% in the same period of 2013).
Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended September 30, 2014 decreased by $35.4 million, or 3.2%, as compared to the same period of 2013. The decrease relates primarily to operational efficiencies as a result of the Merger, partially offset by $157.7 million of transaction and integration costs for the three months ended September 30, 2014, compared to $130.8 million for the three months ended September 30, 2013.
SG&A for our PBM segment for the nine months ended September 30, 2014 decreased by $190.4 million, or 5.8%, as compared to the same period of 2013. This decrease relates primarily to operational efficiencies as a result of the Merger, partially offset by $412.8 million of transaction and integration costs, compared to $349.7 million for the nine months ended September 30, 2013.

PBM operating income increased by $109.0 million, or 12.6%, for the three months ended September 30, 2014 and decreased by $64.6 million, or 2.4%, for the nine months ended September 30, 2014 as compared to the same periods of 2013, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Product revenues	$571.9	$546.8	$1,637.8	$1,526.2
Service revenues	73.5	63.6	219.0	196.3
Total Other Business Operations revenues	645.4	610.4	1,856.8	1,722.5
Cost of Other Business Operations revenues	601.8	572.0	1,728.0	1,608.4
Other Business Operations gross profit	43.6	38.4	128.8	114.1
Other Business Operations SG&A expenses	31.0	25.7	88.5	75.1
Other Business Operations operating income	$12.6	$12.7	$40.3	$39.0
Claims
Home delivery and specialty(1)	0.2	0.3	0.6	1.3
Total adjusted Other Business Operations claims	0.2	0.3	0.6	1.3
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations Results of Operations: Other Business Operations operating income decreased by $0.1 million for the three months ended September 30, 2014 from the same period of 2013. This decrease is primarily due to a decrease in claims related to drugs distributed through patient assistance programs, partially offset by an increase in volume across the remaining lines of business within the segment.
Other Business Operations operating income increased by $1.3 million for the nine months ended September 30, 2014 from the same period of 2013. This increase is due to an increase in volume across the lines of business within the segment, partially offset by a $3.5 million gain associated with settlement of working capital balances for ConnectYourCare (“CYC”) that was included for the nine months ended September 30, 2013, as well as a decrease in claims related to drugs distributed through patient assistance programs.
OTHER (EXPENSE) INCOME
Net other expense increased by $90.7 million in the three months ended September 30, 2014 as compared to the same period of 2013. This increase is primarily due to $71.5 million of redemption costs incurred for the early redemption of its 3.500% senior notes due 2016, the issuance of $2,500.0 million of senior notes in 2014 and a $24.9 million contractual interest payment received from a client in the three months ended September 30, 2013. Interest associated with this client has been received on a consistent basis throughout 2014. The increase is partially offset by higher equity income from our joint venture, Surescripts, of $7.2 million for the three months ended September 30, 2014 compared to $6.3 million for the three months ended September 30, 2013.
Net other expense increased by $5.0 million in the nine months ended September 30, 2014 as compared to the same period of 2013. This increase is primarily due to $71.5 million of redemption costs incurred for the early redemption of its 3.500% senior notes due 2016, the issuance of $2,500.0 million of senior notes, lower equity income from our joint venture, Surescripts, of $13.6 million for the nine months ended September 30, 2014 compared to $23.1 million for the nine months ended September 30, 2013 and a $24.9 million contractual interest payment received from a client in the nine months ended September 30, 2013. Interest associated with this client has been received on a consistent basis throughout 2014. These increases are partially offset by $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of ESI’s $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014 during the nine months ended September 30, 2013 and interest income due to investments made following the issuance of the June 2014 Senior Notes (defined below).

PROVISION FOR INCOME TAXES
Our effective tax rate from continuing operations attributable to Express Scripts decreased to 26.4% and 35.6% for the three and nine months ended September 30, 2014, respectively, as compared to 42.5% and 39.3% for the same periods in 2013 due to both recurring and discrete events.
We recognized discrete benefits from continuing operations of $83.6 million and $45.6 million for the three and nine months ended September 30, 2014, as compared to discrete charges of $38.7 million and $29.7 million for the same periods in 2013. Our 2014 net discrete benefits relate primarily to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, offset by charges related to interest on and changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws. Our 2013 net discrete charges primarily relate to changes in our unrecognized tax benefits, the deferred tax implications of newly enacted state laws and investments in certain foreign subsidiaries that were subsequently realized.
Management is currently pursuing a $531.2 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). Based on information currently available, no net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the exact amount.
We believe that it is reasonably possible that our unrecognized tax benefits could significantly change within the next twelve months due to the anticipated conclusion of various examinations with taxing authorities. An estimate of the range of a reasonably possible change in the next twelve months cannot be made.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
Net loss from discontinued operations, net of tax, was $15.5 million and $41.3 million for the three and nine months ended September 30, 2013, respectively. There were no discontinued operations for the three and nine months ended September 30, 2014.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Decreases in these amounts are primarily driven by decreased profitability.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and nine months ended September 30, 2014 increased by $155.6 million to $582.3 million, or 36.5%, and by $83.1 million to $1,425.8 million, or 6.2%, respectively, over the same period of 2013, due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 49.1% and 50.0%, respectively, for the three months ended September 30, 2014 over the same period of 2013. These increases are primarily due to a total of 112.4 million shares held in treasury on September 30, 2014, as compared to 24.9 million shares held in treasury on September 30, 2013, as well as higher operating income partially offset by $71.5 million of redemption costs incurred for the early redemption of its 3.500% senior notes due 2016.
Basic and diluted earnings per share attributable to Express Scripts increased 13.9% and 14.8%, respectively, for the nine months ended September 30, 2014 over the same period of 2013. These increases are primarily due to a total of 112.4 million shares held in treasury on September 30, 2014, as compared to 24.9 million shares held in treasury on September 30, 2013, partially offset by lower operating income.

ADJUSTED EBITDA FROM CONTINUING OPERATIONS ATTRIBUTABLE TO EXPRESS SCRIPTS
We have provided below a reconciliation of adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts(1)(2)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per claim data)	2014	2013	2014	2013
Net income attributable to Express Scripts	$582.3	$426.7	$1,425.8	$1,342.7
Less: Net loss from discontinued operations, net of tax	—	(15.5)	—	(41.3)
Net income from continuing operations attributable to Express Scripts	582.3	442.2	$1,425.8	$1,384.0
Provision for income taxes	209.2	326.5	789.4	896.0
Depreciation and amortization(3)	547.0	614.3	1,658.2	1,824.0
Interest expense, net	193.3	101.7	437.5	442.0
Equity income from joint venture	(7.2)	(6.3)	(13.6)	(23.1)
EBITDA from continuing operations attributable to Express Scripts	1,524.6	1,478.4	4,297.3	4,522.9
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(3)	214.6	178.5	648.1	473.0
Adjusted EBITDA from continuing operations attributable to Express Scripts	1,739.2	1,656.9	4,945.4	4,995.9
Total adjusted claims from continuing operations	328.3	358.1	972.8	1,117.3
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(4)	$5.30	$4.63	$5.08	$4.47

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

(3)
Depreciation and amortization for the three and nine months ended September 30, 2014 presented above includes $8.1 million and $46.1 million, respectively, of depreciation related to the integration of Medco which is not included in transaction and integration costs. Depreciation and amortization for the three and nine months ended September 30, 2013 presented above includes $9.1 million and $11.1 million, respectively, of depreciation related to the integration of Medco which is not included in transaction and integration costs.

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

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES AND FINANCING
For the nine months ended September 30, 2014, net cash provided by continuing operations decreased $218.5 million compared to the same period of 2013 to an inflow of $1,624.6 million. Changes in working capital resulted in a cash outflow of $1,272.2 million for the nine months ended September 30, 2014 compared to a cash outflow of $1,169.7 million over the same period of 2013, resulting in a total change of $102.5 million. The working capital decrease was primarily due to the timing of payments and receipts of accounts receivable, claims and rebates payable and accounts payable.
Net cash used in investing activities by continuing operations was $319.3 million for the nine months ended September 30, 2014, compared to net cash provided by investing activities by continuing operations of $12.1 million over the same period of 2013. This change is primarily due to $313.0 million of cash inflows related to the sale of certain portions of our United BioSource LLC (“UBC”) business during the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2014 include $50.8 million related to new data centers, $58.3 million related to a new high volume pharmacy fulfillment facility and $13.7 million related to a new office facility. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
Net cash used in financing activities by continuing operations was $2,458.5 million for the nine months ended September 30, 2014, which represents a change of $463.5 million compared to the same period in 2013. Cash inflows for 2014 include $2,490.1 million related to the issuance of our June 2014 Senior Notes (defined below). This inflow was offset by outflows of $3,673.5 million related to treasury share repurchases, $1,250.0 million related to the redemption of our 3.500% senior notes due 2016 and $473.7 million related to quarterly term facility payments for the nine months ended September 30, 2014 compared to outflows during the same period of 2013 of $1,552.5 million of treasury share repurchases, $1,300.0 million related to the redemption of our 6.250% senior notes due 2014 and 6.125% senior notes due 2013, and $473.7 million of quarterly term facility payments.
We are a provider to state of Illinois employees. As of September 30, 2014 and December 31, 2013, we had an outstanding receivable balance of approximately $219.2 million and $320.1 million, respectively. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe that the full receivable balance will be realized.
We anticipate that our current cash balances, cash flows from operations and our revolving credit facility will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including existing debt levels, market conditions or other factors, we believe our liquidity options discussed above should be sufficient to meet our anticipated cash flow needs.
ACQUISITIONS
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of notes or common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.
STOCK REPURCHASE PROGRAM
Including the shares repurchased through the ASR Agreement, under our existing share repurchase program (the “Share Repurchase Program”) originally announced on March 6, 2013, we repurchased 14.1 million and 11.6 million shares for $1,013.6 million and $751.5 million, respectively, during the three months ended September 30, 2014 and 2013, and 52.0 million and 24.9 million shares for $3,823.4 million and $1,552.5 million, respectively, during the nine months ended September 30, 2014 and 2013. On March 5, 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program by an additional 65.0 million shares, for a total authorization of 140.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. As of September 30, 2014, there were 28.8 million shares remaining under the Share Repurchase

Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash and debt.
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
The ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR Program on April 16, 2014. The forward stock purchase contract was classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement. The remaining 0.6 million shares received for the settlement to the ASR Program reduced weighted-average common shares outstanding for the nine months ended September 30, 2014.
BANK CREDIT FACILITIES
On August 29, 2011, ESI entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger, to repay existing indebtedness and to pay related fees and expenses. Upon consummation of the Merger, Express Scripts assumed the obligations of ESI and became the borrower under the credit agreement and revolving facility. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility has been available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of September 30, 2014, no amounts were drawn under the revolving facility. We make quarterly principal payments on the term facility. As of September 30, 2014, $842.1 million of this facility is considered current maturities of long-term debt.
Our bank financing agreements and senior notes contain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among others, minimum interest coverage ratios and maximum leverage ratios. At September 30, 2014, we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.
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
A portion of the net proceeds from the sale of the June 2014 Senior Notes was used to redeem all of the Company’s outstanding 3.500% senior notes due 2016 (which were redeemed in July 2014) and the remainder of the proceeds is intended (i) to pay a portion of the Company’s outstanding 2.750% senior notes due 2014 at their maturity on November 15, 2014 and (ii) for general corporate purposes, which includes repurchases of the Company’s common stock under its share repurchase program pursuant to open market transactions. On June 5, 2014, the Company issued an irrevocable notice of redemption in respect of its 3.500% senior notes due 2016. In July 2014, the Company redeemed its $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 using the proceeds from the June 2014 Senior Notes.
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
ESI used the net proceeds for the acquisition of the NextRx PBM Business from Anthem (formerly known as WellPoint). On June 15, 2012, $1,000.0 million aggregate principal amount of the 5.250% senior notes due 2012 matured and were redeemed. On March 29, 2013, $1,000.0 million aggregate principal amount of the 6.250% senior notes due 2014 were redeemed.
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
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2014, we had $1,526.4 million of gross obligations, or $691.6 million net of cash, which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $15.3 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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
Except as described above, during the quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following developments have occurred since the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2014, relating to proceedings involving the Company:
These matters are:

•
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc., (United States District Court for the District of New Jersey, No. 1:12-cv-522) (unsealed February 20, 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene in December 2012. The second amended complaint alleges that defendants Medco, Accredo Health Group, Inc. (for purposes of this Item 1, “Accredo”) and Hemophilia Health Services, Inc. violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo's pharmacy services. The second amended complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo's pharmacy services. On May 17, 2013, defendants filed a motion to dismiss the second amended complaint, which Greenfield opposed in briefings filed on June 17, 2013. On December 30, 2013, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss relating to Greenfield’s federal claims, declined to exercise jurisdiction over his state law claims, and provided Greenfield thirty days to file a third amended complaint. On January 28, 2014, Greenfield filed a third amended complaint in which he asserts claims similar to those pled in the second amended complaint, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute, as opposed to the Civil Monetary Penalty Statute as previously pled. On February 21, 2014, defendants filed a motion to dismiss Greenfield’s third amended complaint. Greenfield filed an opposition to the motion on March 20, 2014, and defendants filed a reply brief on March 31, 2014. On September 26, 2014, the Court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a Fourth Amended Complaint on October 3, 2014.

•
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. (United States District Court for the Southern District of New York, Case No. 1:11-cv-08196-CM) (unsealed January 8, 2014). This qui tam case was filed under seal in April 2013. The federal government intervened against defendants Novartis Pharmaceuticals Corp. (“Novartis”) and BioScrip, Inc. (“BioScrip”), and declined to intervene against the remaining defendants. On January 8, 2014, the United States District Court ordered Kester to file any second amended complaint by January 30, 2014. On January 30, 2014, Kester filed a second amended complaint in which he alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states in connection with rebates and discounts provided in various contracts with Novartis involving the following drugs: Exjade, Gleevec, Tasigna, and TOBI. On March 21, 2014, CuraScript, Inc. (for purposes of this Item 1, “CuraScript”) and Accredo filed a letter motion and brief requesting dismissal of the second amended complaint pursuant to Federal Rule of Civil Procedure 9(b), to which Kester filed an opposition on March 28, 2014. On April 21, 2014, Accredo filed a motion to dismiss the second amended complaint under Federal Rule of Civil Procedure 12(b)(6), to which Kester filed a memorandum of opposition on May 21, 2014. On June 10, 2014, the Court entered an order granting defendants’ motions to dismiss with respect to Gleevec, Tasigna, and TOBI, and denied the motions with respect to Exjade. On September 9, 2014, the Court denied CuraScript and Accredo’s motion to dismiss for failure to state a claim. On September 15, 2014, Kester filed a Third Amended Complaint. On September 29, 2014, CuraScript and Accredo filed a motion to dismiss the Third Amended Complaint. On October 17, 2014, Kester filed a memorandum of law in opposition to defendants’ motions to dismiss the third amended complaint, and the Company’s reply brief was filed on October 27, 2014.

•
ATLS Acquisition, LLC, et al., FGST Investments, Inc., et al. v. Medco Health Solutions, Inc. (United States Bankruptcy Court for the District of Delaware, Case No. 13-10262 (PJW)) (adversary complaint filed March 7, 2014). On December 3, 2012, Medco sold PolyMedica Corporation and its subsidiaries (“PolyMedica”), including all assets and liabilities, to FGST Investments, Inc. (“FGST”) in a management buyout transaction. On February 15, 2013, ATLS Acquisition LLC (“ATLS”), the parent company of FGST, FGST, and PolyMedica (ATLS, FGST and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection. On March 7, 2014, Debtors filed an adversary complaint against Medco alleging breach of contract, specific performance, indemnity, breach of financial statements warranty, declaratory judgment, avoidance of transfers based on constructive and actual fraud, and disallowance and subordination of Medco’s claims. Debtors seek payment of PolyMedica’s pre-closing taxes and other creditors’ claims. On March 10, 2014, Debtors filed objections to proofs of claims filed by Medco. On March 24, 2014, Debtors filed a motion for partial summary judgment as to the pre-closing taxes. On May 1, 2014, Medco filed an answer and counterclaim to the adversary complaint, a motion to dismiss the adversary proceeding, and a partial cross motion for summary judgment seeking reformation of the stock purchase agreement on the issue of pre-closing taxes. Debtors filed a reply to Medco’s counterclaim on May 9, 2014, an answering brief in opposition to Medco’s motion to dismiss on May 20, 2014, and a brief in opposition to Medco’s cross motion for partial summary judgment on May 21, 2014. On August 15, 2014, Debtors filed a joint plan of reorganization. On September 30, 2014, Debtors filed a motion for entry of orders including but not limited to approving bid procedures related to the sale of assets, approving bid protections, scheduling a hearing for considering sale, approving the asset purchase agreement and authorizing the sale. The auction of Debtors’ assets is scheduled to occur on November 11, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended September 30, 2014 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
7/1/2014 - 7/31/2014	—	$—	—	42.9
8/1/2014 - 8/31/2014	14.1	72.13	14.1	28.8
9/1/2014 - 9/30/2014	—	—	—	28.8
Third Quarter 2014 Total	14.1	$72.13	14.1
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

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	October 28, 2014	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	October 28, 2014	By:	/s/ Cathy R. Smith
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

2.2
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
2
The Merger Agreement listed in Exhibit 2.1 (the “Agreement”) is not intended to modify or supplement any factual disclosures about the parties thereto, including the Company, and should not be relied upon as disclosure about such parties without consideration of the periodic and current reports and statements that the parties thereto file with the SEC. The terms of the Agreement govern the contractual rights and relationships, and allocate risks, among the parties in relation to the transactions contemplated by the Agreement. In particular, the representations and warranties made by the parties in the Agreement reflect negotiations between, and are solely for the benefit of, the parties thereto and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreement. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. In addition, the representations and warranties made by the parties in the Agreement may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.