Form 10-K
period 2014-12-31
Express Scripts Holding Co.
filed 2015-02-23
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014, OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2014, was $51,583,566,968 based on 744,029,525 shares held on such date by non-affiliates and a closing sale price for the Common Stock on such date of $69.33 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2015:	726,898,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2014.

EX-4.8
EX-4.18
EX-4.31
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
Total medical costs for employers continue to outpace the rate of overall inflation, in particular, the increase in very high cost drugs to treat complex conditions such as cancer, hepatitis and multiple sclerosis. National health expenditures as a percentage of gross domestic product are expected to increase to 19.3% in 2023 from an estimated 17.6% in 2014 according to the Centers for Medicare & Medicaid Services (“CMS”). In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies work to develop innovative strategies that make the use of prescription drugs safer and more affordable.
PBM companies combine retail pharmacy claims processing and network management, formulary management, utilization management and home delivery pharmacy services to develop an integrated product offering to manage the prescription drug benefit for payors. Some PBMs also offer specialty medication services that deliver a more effective solution than many retail pharmacies in providing treatments for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs. PBMs have also broadened their service offerings to include compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.
Company Overview
We are the largest PBM company in the United States, offering a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We help clients improve healthcare outcomes for their members while helping health benefit providers address access and affordability concerns resulting from rising drug costs. We improve patient outcomes and help control the cost of the drug benefit by:

•	providing products and solutions that focus on improving patient outcomes and assist in controlling costs

•	evaluating drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary

•	offering cost-effective home delivery pharmacy and specialty services that result in cost savings for plan sponsors and better care for members

•	leveraging purchasing volume to deliver discounts to health benefit providers

•	promoting the use of generics and low-cost brands
We work with clients, manufacturers, pharmacists and physicians to improve members’ health outcomes and satisfaction, increase efficiency in drug distribution and manage costs in the pharmacy benefit. We actively advocate on behalf of our clients at the local, state and national levels to ensure access to safe and affordable drugs.
Ineffective prescription-related decisions by patients, caregivers and providers cause adverse clinical and financial results for plan sponsors and their members. Healthier outcomes require better decisions. Express Scripts uniquely applies the combination of behavioral science, clinical specialization and actionable data to improve health decision-making. Express Scripts offers a comprehensive set of solutions to support better choices in four areas: benefit choices, drug choices, pharmacy choices and health choices. Health Decision Science® is the Company’s unique approach to understanding and improving the decisions that impact clinical and financial outcomes. Consumerology®, or the advanced application of the behavioral sciences to healthcare, optimizes decision mechanisms and helps make better decisions easier. Our Therapeutic Resource Center® services give patients access to specialist pharmacists and nurses to close gaps in care. By leveraging data from over one billion annual claims, the Company drives actionable data to the point of decision in an effort to enhance safety, effectiveness and affordability.

Clients who aggressively take advantage of our effective tools and comprehensive set of solutions to manage drug spend have seen reductions in their prescription drug cost trend and improved healthcare outcomes. Greater use of generic drugs and lower-cost brand drugs have resulted in significant reductions in spending for commercially insured consumers and their employers.
We have two business segments based on products and services offered: PBM and Other Business Operations.
Our PBM segment primarily consists of the following products and services:

•	clinical solutions to improve health outcomes, such as adherence, case coordination and personalized medicine

•	specialized pharmacy care provided in our disease specific Therapeutic Resource Center services

•	home delivery pharmacy services

•	specialty pharmacy, including the distribution of fertility pharmaceuticals, requiring special handling or packaging

•	retail network pharmacy administration

•	benefit design consultation

•	drug utilization review

•	drug formulary management

•	a flexible array of Medicare, Medicaid and Health Insurance Marketplace (“Public Exchange”) offerings to support clients’ benefits

•	administration of a group purchasing organization

•	consumer health and drug information
Our Other Business Operations segment primarily consists of the following products and services:

•	distribution of specialty pharmaceuticals and medical supplies to providers, clinics and hospitals

•	consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines
Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies and home delivery of prescription drugs and specialty pharmacy services. Revenues from the delivery of prescription drugs to our members represented 98.4% of revenues in 2014, 98.8% in 2013 and 99.0% in 2012. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services, comprised the remainder of our revenues.
Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies under non-exclusive contracts with us, and through home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies we operate. More than 69,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks as of December 31, 2014. The top ten United States retail pharmacy chains represent approximately 60% of the total number of stores in our largest network.
Express Scripts, Inc. (“ESI”) was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. Aristotle Holding, Inc. was incorporated in Delaware on July 15, 2011. On April 2, 2012, ESI consummated a merger (the “Merger”) with Medco Health Solutions, Inc. (“Medco”) and both ESI and Medco became wholly-owned subsidiaries of Aristotle Holding, Inc. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for all periods prior to April 1, 2012. References to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts.
Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is 314.996.0900 and our website is www.express-scripts.com. Information included on our website is not part of this annual report.

Products and Services
Pharmacy Benefit Management Services
Overview. Our core PBM services involve management of outpatient prescription drug utilization to drive high quality, cost-effective pharmaceutical care. We consult with our clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. As a result of these solutions, we believe we deliver healthier outcomes, higher member satisfaction and a more affordable prescription drug benefit. During 2014, 97.5% of our revenue was derived from our PBM operations, compared to 97.8% and 97.4% during 2013 and 2012, respectively.
Clinical Solutions. We offer innovative clinical programs to drive better health outcomes at lower cost. Our physician connectivity program facilitates well-informed prescribing by delivering benefit and formulary evaluation and medication history, both electronically and in real-time, as physicians write prescriptions. RationalMed® evaluates medical, pharmacy and laboratory data to detect critical patient health and safety issues which are then addressed through timely notification to physicians, pharmacies, patients and case managers. ScreenRx® uses proprietary predictive models to detect patients at risk for nonadherence and proactively addresses the problem through interventions tailored specifically for that patient. ExpressAlliance® offers patient care coordination services that enable client-authorized healthcare professionals to share a common view of a patient’s health record and coordinate patient outreach and counseling. Personalized medicine programs combine the latest advances in pharmacogenomics testing with patient and physician outreach to help providers understand which drugs or dosages work best for individual patients, empowering them to make more informed and cost-effective decisions that improve patient care and safety.
Specialized Pharmacy Care. At the center of Express Scripts’ condition-specific approach to care are Therapeutic Resource Center services, pharmacy practices that specialize in caring for members with the most complex and costly conditions, including cardiovascular disease, diabetes, cancer, HIV, asthma, depression and other rare and specialty conditions. Therapeutic Resource Center services are designed to optimize the safe and appropriate dispensing of therapeutic agents, minimize waste and improve clinical and financial outcomes.
Home Delivery Pharmacy Services. We dispense prescription drugs from our six high-volume automated dispensing home delivery pharmacies and one non-automated dispensing home delivery pharmacy. In addition to the order processing that occurs at these home delivery pharmacies, we operate several non-dispensing order processing facilities and patient contact centers. We also maintain one non-dispensing home delivery fulfillment pharmacy for business continuity purposes. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale as well as provide greater safety and accuracy. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than can be achieved through the retail pharmacy networks.
Specialty Pharmacy Services. Specialty medications are used primarily for the treatment of complex diseases. These medications are broadly characterized to include those with frequent dosing adjustments, intensive clinical monitoring, the need for patient training, specialized product administration requirements and/or those limited to specialty pharmacy networks by manufacturers. Through a unique combination of assets and capabilities, Express Scripts provides an enhanced level of care and therapy management for patients taking specialty medications, increased visibility and improved outcomes for payors, as well as custom programs for biopharmaceutical manufacturers.
Our subsidiaries Accredo Health Group and CuraScript Specialty Pharmacy (which is currently in the process of being rebranded), collectively referred to as “Accredo®,” are focused on dispensing injectable, infused, oral or inhaled drugs that require a higher level of clinical services and support compared to what typically is available from traditional pharmacies. Accredo is able to achieve healthier outcomes and reduced waste through a disease-centric organization, specialty trained clinicians, a nationwide footprint, a network of employed and contracted in-home nursing services, reimbursement and patient assistance programs, and bio-pharma services.
Our subsidiary Freedom Fertility (“FreedomFP”) is the nation’s leading specialty pharmacy focused on the needs of fertility patients and providers. Through FreedomFP we provide insurance assistance and patient education and support.
Specialty Benefit Management is our next-generation approach to managing total specialty drug spend and enhancing patient care. By integrating medical benefit management, pharmacy benefit management and our pharmacy and distribution services, we do even more to control the cost of specialty drugs and make healthcare more affordable and accessible. Approximately half of all client specialty drug spend is processed on the medical benefit, with the other half processing through the prescription drug benefit. We provide our clients a toolset designed to manage total specialty spend regardless of which benefit the drug is processed through. Our capabilities include guaranteeing savings through medical benefit management services, ensuring the safe and appropriate use of high-cost specialty drugs, redirecting patients and medications to the lowest-cost and most appropriate channel, verifying claims are paid at the contracted rate, improving opportunities to achieve rebates and, where clinically appropriate, moving drug coverage from medical to pharmacy benefit and to lower-cost sites of care.
Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, Puerto Rico and the Virgin Islands, we negotiate with pharmacies to discount the prices at which they provide drugs to members and manage national and regional networks that are responsive to client preferences related to cost containment, convenience of access for members and network performance. We also manage networks of pharmacies customized for or under direct contract with specific clients. In addition, we have contracted pharmacy provider networks to comply with CMS access requirements for the Medicare Part D Prescription Drug Program (“Medicare Part D”).
All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends certain specified member, prescriber and prescription information in an industry-standard format through our systems, which process the claim and send a response back to the pharmacy with relevant information to process the script.
Benefit Design Consultation. We consult with our clients on how best to structure and leverage the pharmacy benefit to meet their objectives for affordable benefits, providing access to needed care while eliminating waste. We support our clients in determining the scope and conditions of coverage and offering incentives for members and their providers. We adopt programs that drive safer, more effective and more affordable use of prescription drugs.
Drug Utilization Review. Our electronic claims processing system enables us to implement sophisticated intervention programs to manage prescription drug utilization. The system can alert the pharmacist to drug safety concerns, generic substitution and therapeutic intervention opportunities, as well as formulary adherence issues, and can also administer prior authorization, step therapy protocol programs and drug quantity management at the time a claim is submitted for processing. Our claims processing system also generates a database of drug utilization information that can be accessed at the time a prescription is dispensed, on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit, and on a prospective basis to help support pharmacists in drug therapy management decisions.
Drug Formulary Management. Formularies are lists of drugs to which benefit design is applied. In combination with the benefit design, the formulary may be used to communicate plan preferences and to determine whether a particular drug is covered. If covered, the formulary will determine to what extent it is covered. Our formulary management services support clients in choosing and maintaining formularies that best meet plan objectives for access, safety and affordability. Further, our formulary management services assist patients and physicians in choosing clinically appropriate, cost-effective drugs for a given condition, formulary and plan design.
We administer many different formularies on behalf of our clients, including standard formularies developed and offered by Express Scripts and custom formularies for which we play a more limited role. The majority of our clients select standard formularies, governed by our National Pharmacy & Therapeutics (“P&T”) Committee, a panel composed of independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings and typically with major academic affiliations. Most clients choose formularies designed to be used with financial incentives, such as three-tier co-payments, which drive preferential selection of plan-preferred generics and branded drugs over their non-formulary alternatives. Some clients select closed formularies, in which coverage is available only for those drugs listed on the formulary.
Express Scripts’ standard formularies are governed by decisions of the National P&T Committee. In developing these formularies, the foremost consideration is the safety and effectiveness of the drugs being evaluated in relation to available alternatives. In making formulary recommendations, the P&T Committee considers the drug’s safety and efficacy, without any information on or consideration of the cost of the drug, including any discount or rebate arrangement we might negotiate with the manufacturer. This process is designed to ensure the clinical recommendation is not affected by our financial arrangements. We fully comply with the P&T Committee’s clinical recommendations regarding drugs that must be included or excluded from the formulary based on their assessment of safety and efficacy. Where the National P&T Committee is indifferent as to whether a particular drug must be included or excluded from the formulary, the drugs are evaluated on an economic basis in relation to alternatives to determine the optimal composition of the formulary.

Our formulary management also includes formulary compliance services. Through these formulary compliance services, we alert patients, physicians and pharmacies to opportunities to use formulary-preferred generics and branded medications that are clinically appropriate and more cost-effective given the formulary and plan design. We always defer to the prescribing physician as to the appropriateness of the formulary-preferred alternatives for his or her patient.
Medicare, Medicaid and Public Exchange Offerings. We support our clients by providing several Medicare program options: the Retiree Drug Subsidy (“RDS”) program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Employer-Sponsored Group Waiver Plan (“EGWP”), a group-enrolled Medicare Part D option for employers and labor groups; and the “PBM inside” service that offers drug-only and integrated medical and Medicare drug benefits to a number of Medicare plan sponsors. As a PBM supporting health plans, we provide prescription adjudication services in addition to a suite of required programmatic offerings such as a Medication Therapy Management program, an Explanation of Benefits for members using prescription services and a variety of member communications related to their prescription benefit. We also offer an individual prescription drug plan to beneficiaries in all 34 Medicare regions across the United States, as well as Puerto Rico.
Our revenues include premiums associated with our risk-based Medicare Part D Prescription Drug Plan (“PDP”) products offerings. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. Two of our insurance company subsidiaries have been operating under contracts with CMS since 2006 and one since 2007. We provide two Medicare Part D PDP options for beneficiaries, a “standard Medicare Part D” benefit plan as mandated by statute and, for an additional premium, a benefit plan with enhanced coverage that exceeds the standard Medicare Part D benefit plan. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
Our member website supports pre-enrollment and post-enrollment activities on behalf of our Medicare Part D programs serving multiple clients. Prospective Medicare Part D participants and their caregivers can use the pre-enrollment site’s Plan Compare tool to accurately project costs for all of their medications. The post-enrollment site allows members who have signed up to receive a Medicare Part D benefit from either Express Scripts or one of our clients to securely manage all aspects of their prescription program.
We support health plans serving Medicaid populations by offering a pharmacy drug benefit. This business is driven by state requirements and we earn revenues based on transaction-related activity. Common services include transitioning members’ access to drugs as plan offerings change, generation of data to the state through encounter files and coordination of benefits between states and other payors. Medicaid populations are expected to grow in states choosing to expand Medicaid eligibility.
We also support health plans serving the insured Public Exchange members, which is a population expected to grow with the continuing implementation of the Patient Protection and Affordable Care Act (“Affordable Care Act”). This business is driven by both federal and state requirements and we earn revenues based on transaction-related activity. We offer pharmacy benefit solutions that can be leveraged in plan design to align with any exchange strategy to achieve desired cost and clinical objectives.
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
Express Scripts’ digital solutions provide easy access and clear, simple functionality. The Express Scripts Member Website (www.express-scripts.com) and mobile app are designed to help keep members’ medication information instantly available on their computers or mobile devices. When members use self-service tools, it typically results in lower administrative costs, better drug therapy adherence, reduced waste and fewer doctor visits, leading to savings for both clients and members. Information included on our website and mobile app are not part of this annual report.
Other Business Operations Services
Overview. Through our Other Business Operations segment, we operate two additional brands that service the patient through multiple paths. Our subsidiary CuraScript Specialty Distribution distributes specialty pharmaceuticals and medications to treat rare and orphan diseases directly to providers, clinics and hospitals in the United States. It also operates

Matrix GPO, which is uniquely positioned to support the needs of its membership. Our subsidiary United BioSource (“UBC”) provides consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. During 2014, 2.5% of our revenue was derived from Other Business Operations services, compared to 2.2% and 2.6% during 2013 and 2012, respectively.
Provider Services. CuraScript Specialty Distribution is a specialty distributor of pharmaceuticals and medical supplies directly to healthcare providers for office or clinic administration. Through our CuraScript Specialty Distribution business we provide distribution services primarily to office and clinic-based physicians treating chronic disease patients who regularly order costly pharmaceuticals. We provide competitive pricing on pharmaceuticals and medical supplies. Headquartered in Lake Mary, Florida, CuraScript Specialty Distribution operates three distribution centers and ships most products overnight within the United States as well as providing distribution capabilities to Puerto Rico and Guam. CuraScript Specialty Distribution is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for pharmaceuticals.
Payor Services. We provide a comprehensive case management approach to manage care by fully integrating pre-certification, case management and discharge planning services for patients. We assist with eligibility review, prior authorization coordination, re-pricing, utilization management, monitoring and reporting.
Segment Information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, fertility services to providers and patients, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information. Through our Other Business Operations segment, we provide distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and provide consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. During 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services, from our PBM segment into our Other Business Operations segment. See Note 13 - Segment information for further description of our segments.
Suppliers
We maintain inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products, including pharmaceuticals for the treatment of rare or chronic diseases, in our specialty pharmacies and distribution centers to meet the needs of our patients. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Generic pharmaceuticals are generally purchased directly from manufacturers.
Clients
We are a provider of PBM services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We also provide specialty services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists and others.
Express Scripts provides pharmacy network services and home delivery and specialty pharmacy services to the United States Department of Defense (“DoD”). The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members, and retirees, as well as their dependents. Under the contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support and other services critical to managing pharmacy trend.
In December 2009, ESI completed the purchase of 100% of the shares and equity interests of certain subsidiaries of Anthem (formerly known as WellPoint) that provide pharmacy benefit management services (“NextRx”). In conjunction with the purchase, ESI entered into a 10-year contract under which we provide pharmacy benefits management services to members of the affiliated health plans of Anthem. Subsequent to this acquisition, we integrated NextRx’s PBM clients into our existing systems and operations.

In July 2011, Medco announced its pharmacy benefit services agreement with UnitedHealth Group would not be renewed; although we continued to provide service under an agreement which expired on December 31, 2012. A transition agreement was in place throughout 2013, during which time patients moved in tranches off of the Medco platform.
Refer to Note 13 - Segment information for a description of client concentration.
Medicare Prescription Drug Coverage
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. We support clients by providing several Medicare Part D program options: the RDS program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; an EGWP offering, the “PBM inside” service that offers drug-only and integrated medical and Medicare Part D drug benefits to a number of Medicare Part D sponsors and our own risk-based Medicare Part D PDP offerings.
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
See Note 3 - Changes in business for further description of our merger and acquisition activity.
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2015 or thereafter (see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Acquisitions and Related Transactions”).
Company Operations
General. As of December 31, 2014, our United States PBM segment operated six high-volume automated dispensing home delivery pharmacies, one non-automated dispensing home delivery pharmacy, several non-dispensing order processing centers, numerous patient contact centers, specialty drug pharmacies and fertility pharmacies, and one non-dispensing home delivery pharmacy maintained for business continuity purposes.
We provide a full range of integrated PBM services to insurers, third-party administrators, plan sponsors and the public sector at our Canadian facilities. These services facilitate better health decisions and lower costs and include health claims adjudication and processing services, benefit-design consultation, drug-utilization review, formulary management and medical and drug data analysis services. In addition, we provide an active home delivery service in Canada which dispenses maintenance prescription medications from four regional dispensing pharmacy locations.
Sales and Marketing. Our sales team markets and sells PBM solutions and is supported by client service representatives, clinical pharmacy managers, and benefit analysis consultants. This team works with clients to make prescription drug use safer and more affordable. In addition, sales personnel dedicated to our Other Business Operations segment use direct marketing to generate new customers and solidify existing customer relationships.
Supply Chain. Our supply chain pharmacy contracting and strategy group is responsible for contracting and administering our pharmacy networks. Pharmacies must meet certain qualifications, including the requirement that all applicable state credentialing and/or licensing requirements are being maintained, to participate in our retail pharmacy networks. Pharmacies can contact our pharmacy help desk toll free or access our online pharmacy portal 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Fraud, Waste & Abuse Services team audits pharmacies in our retail pharmacy networks to determine compliance with the terms of their contracts.
Clinical Support. Our staff of highly trained healthcare professionals provides clinical support for our PBM services. Our healthcare professionals conduct safety reviews and provide counseling for members with clinical needs in more than a dozen specialties, including oncology, diabetes care and cardiovascular disease.

Our clinical solutions staff of pharmacists and physicians provides clinical development and operational support for our PBM services. These healthcare professionals are responsible for a wide range of activities that help make the use of prescription drugs safer and more affordable, including identifying emerging medication-related safety issues and notifying physicians, clients, and patients (as appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions; and/or contacting physicians, pharmacists or patients.
Our research & analytics team conducts timely, rigorous and objective research that supports evidence-based pharmacy benefit management and evaluates the clinical, economic and member impact of pharmacy benefits. The formation of predictive models and other analytical tools supports the development and improvement of our products and services. The team also produces the Express Scripts Drug Trend Report which examines trends in pharmaceutical utilization and cost, as well as the factors triggering those trends, including behaviors that result in wasteful spending in the pharmacy benefit.
Information Technology. Our information technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems essential to our operations. As we complete the integration process from the Merger, administrative systems will continue to be migrated towards a consolidated IT platform.
Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. Claims for our PBM segment are processed in the United States through systems managed and operated domestically by internal resources and an outsourced vendor. Canadian claims are processed through systems maintained and operated by IBM in Canada and managed by us. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.
Specialty pharmacy operations are supported by multiple pharmacy systems managed and operated internally.
We leverage outsourced vendor services to provide certain disaster recovery services for systems located at our data centers. For systems not covered by a third-party vendor arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.
Competition
There are a number of other PBMs in the United States with which we compete. Some of these are independent PBMs, such as Catamaran and MedImpact. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, Humana, OptumRx (owned by UnitedHealth Group) and Prime Therapeutics (owned by a collection of Blue Cross Blue Shield Plans). Some are owned by retail pharmacies, such as CVS Caremark (owned by CVS). Wal-Mart Stores, Inc. engages in certain activities competitive with PBMs. We also compete against adjudicators, such as Argus. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may have greater financial, marketing and technological resources than we. In addition, new market entrants may increase competitiveness as barriers to entry are relatively low. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts on prescription drugs with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business, including Medicare, Medicaid and the Public Exchanges, the ability to manage cost and quality of specialty drugs, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service we provide.
Government Regulation and Compliance
Many aspects of our businesses are regulated by federal and state laws, rules and regulations. Accordingly, we maintain a comprehensive compliance program and we believe we operate our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See “Part I — Item 1A — Risk Factors” for additional detail.

Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among the laws and regulations that may impact our business are the following:
Federal Healthcare Reform. In March 2010, the federal government enacted the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”). The Health Reform Laws include numerous changes to many aspects of the United States healthcare system, including, but not limited to, additional enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, additional rules and obligations for health insurance providers, certain PBM transparency requirements related to the new healthcare insurance exchanges and expanded healthcare coverage for more Americans. While long-term impacts remain unclear with respect to the implementation of certain components of the Health Reform Laws and related regulatory guidance, the Health Reform Laws impact our business in a variety of ways. Known impacts include, but are not limited to, an increase in utilization of the pharmacy benefit by a newly enrolled population with an unknown risk profile, additional compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, shifting claims liability from plan sponsors to third-party administrators for certain women’s preventive benefits, increased data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges, the impact of general market reforms prohibiting the use of many factors traditionally used to establish premiums and adjustments implemented by health plan sponsors and health insurance providers in response to availability of new insurance products and other marketplace changes arising in connection with the Health Reform Laws.
Medicare Part D. We participate in various ways in the federal Medicare Part D program created under MMA, and its implementing regulations and sub-regulatory program guidance (the “Medicare Part D Rules”) issued by CMS. Through our licensed insurance subsidiaries (i.e., Express Scripts Insurance Company (“ESIC”), Medco Containment Life Insurance Company and Medco Containment Insurance Company of New York), we sponsor Medicare Part D PDPs offering Medicare prescription drug coverage and services to Medicare Part D beneficiaries. We also, through our core PBM business, provide Medicare Part D-related products and services to other Medicare Part D PDP sponsors, Medicare Advantage Prescription Drug Plans and other employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries.
Medicare Part B and Medicaid. We participate in the Medicare Part B program, which covers certain costs for services provided by Medicare participating physicians and suppliers and durable medical equipment. We also participate in many state Medicaid programs directly or indirectly through our clients who are Medicaid managed care contractors. We also perform certain Medicaid subrogation services for clients, which are regulated by federal and state laws.
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
The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws described below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with “product conversion” programs.
There are other anti-kickback laws that may be applicable, such as the Public Contracts Anti-kickback Act, the ERISA Health Plan Anti-kickback Statute and various other state anti-kickback restrictions.
Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery, specialty pharmacies, infusion pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of services. The Health Reform Laws also include several new civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the OIG under certain circumstances.

Prompt Pay Laws. Under Medicare Part D and certain state laws, some of which also govern the Public Exchanges, PBMs and many of our health plan clients, we may be obligated to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations.
False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement or failure to return overpayments. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The Health Reform Laws also amended the federal anti-kickback laws to state any claim submitted to a federal or state healthcare program which violates the anti-kickback law is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties. Criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state healthcare programs. Some states have also enacted laws similar to the False Claims Act which may include criminal penalties, substantial fines and treble damages.
Government Procurement Regulations. As described above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations (“FAR”) and Department of Defense FAR Supplement which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program which is administered by the Office of Personnel Management and contains various PBM standards, including PBM transparency standards.
Antitrust. The antitrust laws generally prohibit competitors from fixing prices, dividing markets and boycotting competitors, regardless of the size or market power of the companies involved. Further, antitrust laws generally prohibit other conduct found to restrain competition unreasonably, such as certain attempts to tie or bundle services together and certain exclusive dealing arrangements.
ERISA Regulation. The Employee Retirement Income Security Act of 1974 (“ERISA”) regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with respect to which we have agreements to provide PBM services. We believe the conduct of our business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor (the “DOL”), which is the agency that enforces ERISA, would not assert the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or that courts would not reach such a ruling in private ERISA litigation.
In addition to its fiduciary provisions, federal law related to ERISA health plans imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare statutes. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain.
Employee benefit plans subject to ERISA are subject to certain rules, published by the DOL, relating to annual Form 5500 reporting obligations. The rules include certain reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. However, in February 2010, the DOL issued two frequently asked questions that provide discount and rebate revenue paid to PBMs by drug manufacturers generally need not be reported on a plan’s Form 5500 as indirect compensation. Also, self-funded plans which are part of Section 125 “cafeteria plans” are currently exempt from such compensation disclosure.
In December 2010, the DOL held a public hearing regarding the disclosure obligations of service providers to welfare plans under section 408(b)(2) of ERISA. At this time, we are unable to predict whether regulations will be issued, the form of any such regulations or the possible impact of any such changes on our business practices.
State Fiduciary Legislation. Statutes have been introduced in several states that purport to declare a PBM is a fiduciary with respect to its clients. We believe the fiduciary obligations such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only two jurisdictions—Maine and the District of Columbia—have enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”), filed suits in federal courts in Maine and the District of Columbia alleging, among other things, the statutes are preempted by ERISA with respect to welfare plans subject to ERISA. In 2011, Maine’s fiduciary law was repealed, although the United States Court of Appeals for the First Circuit previously held the law not preempted by ERISA. In the District of Columbia case, the court granted in part PCMA’s motion for summary judgment finding the District of Columbia law was preempted by ERISA and that decision was affirmed by the United States Court of Appeals for the D.C. Circuit. Widespread enactment of such statutes (if not preempted by ERISA) could have a material adverse effect upon our financial condition, results of operations and cash flows.
Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. Such statutes have also been cited as the basis for claims against PBMs either in civil litigation or pursuant to investigations by state Attorneys General.
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
Certain states have enacted legislation prohibiting certain PBM clients from imposing additional co-payments, deductibles, limitation on benefits, or other conditions (“Conditions”) on covered individuals utilizing a retail pharmacy when the same Conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the legislation requires the retail pharmacy agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the amount of prescriptions filled through home delivery. It is anticipated additional states will consider similar legislation and we cannot predict which states will adopt such legislation or what effect it will have, if any.
Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations which limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as managed care organizations and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.
Legislation and Regulation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing a pharmacy participating in the state Medicaid program must give the state the best price the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.
In the past two years, states have also started to enact statutes regulating the use of Maximum Allowable Cost (“MAC”) pricing. These statutes, referred to as “MAC Transparency Laws,” generally require PBMs to disclose specific information related to MAC pricing to pharmacies and provide certain appeal rights for pharmacies. MAC Transparency Laws also restrict the application of MAC and may require operational changes to maintain compliance with the law. These laws have the potential to negatively impact Express Scripts in a number of ways, including, but not limited to, increasing administrative burden and decreasing flexibility in setting and managing MAC pricing. As more states adopt MAC Transparency Laws, the impact of these laws may continue to grow.
The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 23.1% of the average manufacturer price (“AMP”) paid by retail community pharmacies or by wholesalers for certain innovator drugs distributed to retail community pharmacies, or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations have been commenced by certain governmental entities which call into question whether a drug’s “best price” was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations or regulations in the future.
Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, various state and federal laws may regulate the PBM or its subsidiaries. Such laws may require, among other things, that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include, for example, insurance laws, managed care organization laws and limited prepaid health service plan laws. These may apply, for example, to our subsidiaries (i.e., ESIC, Medco Containment Life Insurance Company and Medco Containment Insurance Company of New York) and other subsidiary insurance businesses which sponsor risk-based Medicare Part D PDPs or commercial “wrap” EGWP products pursuant to contracts with CMS. ESIC, Medco Containment Life Insurance Company and Medco Containment Insurance Company of New York are required to be licensed insurance companies, and are, therefore, regulated by various state departments of insurance. As such, to maintain licensure as an insurance company, these licensed subsidiaries are required to adhere to state insurance requirements related to, for example, enterprise risk management, beneficiary protections, asset management and financial reserves.
Pharmacy Regulation. Our home delivery, specialty and infusion pharmacies are licensed to do business as a pharmacy in the state in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although some states require compliance with certain laws in that state. We believe we have registered each of our pharmacies in every state in which such registration is required and we comply in all material respects with all required laws and regulations. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and, as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to the Medicare Part D program.
Other statutes and regulations affect our home delivery, specialty and infusion pharmacy operations, including the federal and state anti-kickback laws and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. The United States Postal Service also has significant statutory authority to restrict the delivery of drugs and medicines through the mail.
Other Licensure Laws. Many states have licensure or registration laws governing PBMs and certain types of managed care organizations and insurance companies, including, but not limited to, preferred provider organizations, third-party administrators and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs and insurance companies is often unclear. We have registered under such laws in those states in which we have concluded such registration is required either due to our various PBM services or the activities of our licensed insurance subsidiaries. Moreover, we have received full accreditation for URAC Pharmacy Benefit Management version 2.0 Standards, which includes quality standards for drug utilization management. In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance and Medicare Part D regulations for Medicare Part D PDP and Medicare Advantage Prescription Drug Plans may affect the services we provide to such organizations.
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
FDA Regulations. The Health Reform Laws allow a regulatory approval pathway for biosimilars (alternatively known as generics) for biological products and provide an innovator biological product will be granted 12 years of exclusivity. At this time, we are unable to fully evaluate the impact of the changes to biosimilars to our business.
Our clinical research activities are also subject to a number of complex and stringent regulations affecting the biotechnology and pharmaceutical industries. We offer services relating to conduct of clinical trials and the preparation of marketing applications and are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of these trials. In the United States, the Food and Drug Administration (“FDA”) governs these activities pursuant to the agency’s Good Clinical Practice regulations.
HIPAA and Other Data Privacy and Security Legislation. Many of our activities involve the receipt or use of confidential health and other personal information. In addition, we use aggregated and anonymized data for our own research and analysis purposes and, in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators. Various federal and state laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulate and restrict the use, disclosure and security of certain personal information, including health information, and new legislation is proposed from time to time in various states.
We are required to comply with certain aspects of the privacy, security and transaction standard regulations under HIPAA. The privacy regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The HIPAA security regulations relate access to and disclosure of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. As part of the American Recovery and Reinvestment Act signed into law in February 2009, Congress adopted the Health Information Technology for Economic and Clinical Health Act (“HITECH”). In January 2013, HHS announced a new rule to strengthen the privacy and security protections established under HIPAA, the final Omnibus Rule (the “Omnibus Rule”). The Omnibus Rule enhances patients’ privacy protections, provides patients new rights with respect to their health information and strengthens the government’s ability to enforce the law. The changes expand many of the privacy and security requirements to business associates, such as contractors and subcontractors. Business associates may also be liable for increased penalties for noncompliance. The Omnibus Rule significantly changes the breach notification requirements provided by HITECH. Furthermore, the Omnibus Rule sets new limits on how information is used and disclosed for marketing and fundraising purposes, and prohibits the sale of a patient’s health information without his or her permission. As with many other companies subject to HIPAA, the Omnibus Rule may have significant operational and legal consequences for our business.
We believe we are in compliance in all material respects with HIPAA and other state privacy laws. To date, no patient privacy laws have been adopted that materially impact our ability to provide PBM and pharmacy services, but there can be no assurance federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.
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
Service Marks and Trademarks
We, and our subsidiaries, have registered certain service marks including “EXPRESS SCRIPTS®,” “MEDCO®,” “ACCREDO®,” “CONSUMEROLOGY®,” “UBC®,” “MY RX CHOICES®,” “RATIONALMED®,” “SCREENRX®,” “EXPRESS ALLIANCE®,” “EXPRESS SCRIPTS MEDICARE®,” “EXPRESS ADVANTAGE NETWORK®,” “HEALTH DECISION SCIENCE®” and “THERAPEUTIC RESOURCE CENTER®” with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filings and other legal requirements relating to the usage and renewal of service marks.

Insurance
Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our Other Business Operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages. Commercial insurance coverage may be difficult to obtain and cost prohibitive, particularly for certain types of claims. We may maintain significant self-insured retentions where believed to be most appropriate and cost effective. We have established certain self-insurance accruals to cover potential claims. There can be no assurance we will be able to maintain certain types of liability insurance coverage in the future or that such insurance coverage, together with our self-insurance accruals, will be adequate to cover potential future claims. A claim, or claims, not covered by insurance or in excess of our insurance coverage could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
Employees
As of December 31, 2014 and 2013, we employed approximately 29,500 and 29,900 employees, respectively, worldwide. Approximately 11.0% of the employees are members of collective bargaining units at December 31, 2014. Specifically, we employ members of the following unions:

•	Service Employees International Union

•	American Federation of State, County and Municipal Employees

•	United Food and Commercial Workers Union

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, American Federation of Labor – Congress of Industrial Organizations

•	Association of Managed Care Pharmacists

•	Guild for Professional Pharmacists

•	International Union of Operating Engineers

•	Retail, Wholesale and Department Store Union, United Food and Commercial Workers
Six collective bargaining agreements covering these employees will expire at various dates through December 2015.
Executive Officers of the Registrant
Our executive officers and their ages as of February 23, 2015 are as follows:

Name	Age	Position
George Paz	59	Chairman and Chief Executive Officer
Timothy Wentworth	54	President
James Havel	60	Executive Vice President and Interim Chief Financial Officer
Keith Ebling	46	Executive Vice President and General Counsel
Christine Houston	52	Senior Vice President, Operations
Steven Miller	57	Senior Vice President and Chief Medical Officer
David Norton	59	Senior Vice President, Supply Chain
David Queller	46	Senior Vice President, Sales and Account Management
Glen Stettin	51	Senior Vice President, Clinical Research and New Solutions
Sara Wade	45	Senior Vice President and Chief Human Resources Officer
Gary Wimberly	53	Senior Vice President and Chief Information Officer
Christopher Knibb	45	Vice President and Chief Accounting Officer
Mr. Paz was elected a director of the Company in January 2004 and has served as Chairman of the Board since May 2006. Mr. Paz assumed the role of Chief Executive Officer on April 1, 2005 and also served as President from October 2003 to February 2014. Mr. Paz joined Express Scripts and was elected Senior Vice President and Chief Financial Officer in January 1998 and continued to serve as Chief Financial Officer following his election to the office of President until his successor joined Express Scripts in April 2004.

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
Mr. Havel was named Executive Vice President and Interim Chief Financial Officer effective January 2015. Prior to joining Express Scripts, Mr. Havel served as Chief Financial Officer of Major Brands Holdings, a privately held beverage distribution company, from April 2012 to December 2014. Mr. Havel owned and operated Havel Associates, LLC, an independent financial consulting firm serving both private and public companies from July 2010 to April 2012. Mr. Havel also spent approximately 34 years with Ernst & Young LLP, beginning his career in 1976.
Mr. Ebling was named Executive Vice President and General Counsel, a role which also includes responsibility for strategy and business development, in December 2008. Mr. Ebling also served as Secretary from December 2008 to May 2013, as Vice President of Business Development from October 2007 to December 2008, and as Vice President and General Counsel of our CuraScript subsidiary from January 2005 to October 2007.
Ms. Houston was named Senior Vice President, Operations in February 2014. From February 2012 to February 2014, she served as Senior Vice President, Pharma and Retail Relations and from January 2009 to February 2012, she served as Vice President/General Manager, Operations. Ms. Houston joined Express Scripts in September 1997 and has served in various leadership positions in Information Technology and Operations.
Dr. Miller was named Senior Vice President and Chief Medical Officer in October 2007. Dr. Miller joined Express Scripts in April 2005 as Vice President, Research and Product.
Mr. Norton was named Senior Vice President, Supply Chain in February 2014. Previously, Mr. Norton served as Vice President, Strategy, Integration and Business Development from October 2007 to February 2014, as Vice President, IT Strategy and Planning and Chief Technology Officer from January 2004 to October 2007, as Vice President, Office of Planning and Management Support from January 2003 to January 2004 and as Vice President, PMO from January 2002 to January 2004.
Mr. Queller was named Senior Vice President, Sales and Account Management in July 2014. Prior to joining Express Scripts, he served in a number of senior leadership positions at Aetna, Inc., including Senior Vice President, National Accounts from January 2013 to June 2014 and President of various national regions from May 2005 to January 2013. Mr. Queller joined Aetna Inc. in October 2000.
Dr. Stettin was named Senior Vice President, Clinical Research and New Solutions in April 2012. Dr. Stettin joined Express Scripts when the Company merged with Medco in April 2012, where he previously served as Senior Vice President and Chief Medical Officer from December 2010 to April 2012 and became Senior Vice President in July 2003. He held a number of leadership positions in several functional areas, including product, technology, clinical and operations, after joining Medco in 1995.
Ms. Wade was named Senior Vice President and Chief Human Resources Officer in December 2010. Prior to that, she served as Vice President, Compensation and Benefits from June 2009 to December 2010. Previously, she served at Coca Cola Enterprises as Corporate Vice President, Compensation and Benefits from April 2008 to June 2009, at Patriot Coal Corporation as Senior Vice President, Human Resources from November 2007 to April 2008.
Mr. Wimberly was named Senior Vice President and Chief Information Officer in November 2007. Mr. Wimberly joined Express Scripts in October 2004 and served as Vice President, Information and Technology until November 2007.
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
Available Information
We make available through our website (www.express-scripts.com) access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable) and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an Internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us). Information included on our website is not part of this annual report.

Forward-Looking Statements and Associated Risks
Information we have included or incorporated by reference in this Annual Report on Form 10-K, and information which may be contained in our other filings with the Securities and Exchange Commission (“the SEC”) and our press releases or other public statements, contains or may contain forward-looking statements. These forward-looking statements include, among other things, statements of our plans, objectives, expectations (financial or otherwise) or intentions.
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

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general

•	uncertainties regarding the implementation of Health Reform Laws

•	general economic conditions

•	a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors

•	a significant failure or disruption in service within our operations or the operations of our vendors

•	our failure to execute on, or other issues arising under, certain key client contracts

•	significant changes within the pharmacy provider marketplace, including the loss of or adverse change in our relationship with one or more key pharmacy providers

•
changes relating to Medicare Part D, our failure to comply with CMS regulatory requirements, our failure to comply with CMS contractual requirements applicable to us as a Medicare Part D PDP sponsor or our failure to otherwise execute on our strategies related to Medicare Part D

•	our failure to effectively execute on strategic transactions or successfully integrate the business operations or achieve the anticipated benefits from any acquired businesses

•	a failure to adequately protect confidential health information received and used in our business operations

•
the impact of our debt service obligations on the availability of funds for other business purposes, the terms of and our required compliance with covenants relating to our indebtedness and our access to the credit markets in general

•	the delay, reduction, suspension or cancellation of government spending or appropriations relating to our business

•
the termination, loss, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•	changes in drug pricing or industry pricing benchmarks

•
results in pending and future litigation, investigations or other proceedings which could subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives

•	other risks described from time to time in our filings with the SEC
These and other relevant factors, including those risk factors in “Part I — Item 1A — Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.
Item 1A — Risk Factors
General Risk Factors
We operate in a very competitive industry, which could compress our margins and impair our ability to attract and retain clients. Our failure to effectively differentiate our products and services from those of our competitors could magnify the impact of the competitive environment.
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer demands, legislative and regulatory developments and other market factors. We must remain competitive in order to attract new clients and retain and cross-sell additional products and services to our existing clients. Strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many PBMs, including us, to reduce the prices charged for core products and services while sharing a greater portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. We cannot assume positive trends such as lower drug purchasing costs, increased generic usage, drug price inflation, increased rebates, favorable demographics and specialty growth would offset these pressures in the future. Our inability to maintain these positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations.
In addition, our clients are well informed and organized and can easily move between us and our competitors as our client contracts are generally three years. Many clients work through knowledgeable consultants and our larger clients typically seek competing bids from our competitors prior to contract expiration. These factors together with the impact of competitive pressures could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could materially and adversely affect our business and results of operations.
To succeed in the highly competitive PBM marketplace, it is imperative we maintain a strong reputation as well as differentiate our business offerings by innovating and delivering products and services that demonstrate enhanced value to our clients, particularly in response to market changes from public policy. The negative reputational impact of a significant event, including a failure to execute on client contracts or to successfully operate the complex structure of our business or otherwise innovate and deliver products and services that demonstrate greater value to our clients, could therefore affect our ability to grow and retain profitable clients which could have a material adverse effect on our business and results of operations.
The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes or trends within the industry could have a negative impact on our ability to compete and adversely affect our business and results of operations.
We have designed our business model to compete within the current industry structure. Our client contracts are generally three years and our pharmaceutical manufacturer and retail contracts are typically non-exclusive and terminable on relatively short notice by either party. Any significant shifts in the structure of the PBM industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Such industry shifts could result from, among other things: a large intra- or inter-industry merger, strategic alliances, a new entrant (including the government), a new or alternative business model, a general decrease in drug utilization, changes in the United States Postal Service or the consolidation of shipping carriers, an increased ability of consultants to influence the market, increased drug acquisition cost, changes in the generic drug market or the failure of new generic drugs to come to market, rapid technological shifts or the necessary changes or unintended consequences of the federal Affordable Care Act, as amended by the Health Reform Laws. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

In addition, the managed care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. If one or more of our managed care clients is acquired, and the acquiring entity is not a client, then we may be unable to retain all or a portion of the acquired business. If such acquisitions, individually or in the aggregate, are material, they could have a material adverse effect on our business and results of operations.
We operate in a complex and rapidly evolving regulatory environment. Changes in or failure to comply with applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations, could require us to make significant changes to our business operations or result in the imposition of fines or penalties. Further, we may be required to spend significant resources in order to comply with new, changing or existing laws, rules and regulations.
Numerous state and federal laws, rules and regulations affect our business and operations and include, among other things, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions and requirements, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third-party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations, including delivery channels

•	state insurance regulations applicable to our insurance subsidiaries

•	information privacy and security laws and regulations, including those under the HIPAA omnibus rule

•	Medicare prescription drug program participation requirements including coverage standards and beneficiary protections

•	other Medicare and Medicaid reimbursement regulations, including subrogation

•	the Health Reform Laws, including regulations applicable to clients operating qualified health plans through the state and federal marketplace (“Health Insurance Exchange”)

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws related to our pharmacy, pharmaceutical manufacturer and client relationships

•	the Foreign Corrupt Practices Act

•	international laws
These and other regulatory matters are described in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance” above.
We believe we operate our business in substantial compliance with all existing material legal requirements applicable to us. However, significant uncertainties exist regarding the application of many of these legal requirements to our business. From time to time, state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses and, consequently, we cannot provide any assurance that one or more of these agencies will not interpret or apply these legal requirements in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws, rules and regulations at the federal and state levels, many of which could materially affect aspects of our business or adversely affect our results of operations. We are unable to predict whether additional federal or state legislation or regulatory initiatives relating to our business or the healthcare industry in general will be enacted in the future or what effect, if any, such legislation or regulations may have on us. Due to these uncertainties, we may be required to spend significant resources in connection with any such investigation or litigation or to comply with new or existing laws and regulations.
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
Various governmental agencies have conducted investigations and audits into certain PBM business practices. Many of these investigations and audits have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, such governmental investigations and audits may ultimately have on us or on the PBM industry in general (see “Part I — Item 3 — Legal Proceedings”). However, we may experience additional government scrutiny and audit activity related to audits that Accredo Health Group face or may face which result in payment or offset of prior reimbursement from the government.
Several states are considering but have not yet enacted statutes that would purport to declare a PBM is a fiduciary with respect to its clients and one such statue has been overturned in the District of Columbia. We cannot predict what effect, if any, these and similar statutes, if enacted, may have on our business and financial results, nor can we predict how other courts may view such laws.
Changes to government policies, including policies designed to manage healthcare costs or other healthcare financing practices could adversely impact our business and results of operations.
From time to time, certain legislative and/or regulatory proposals are made which seek to manage the healthcare industry, including managing prescription drug cost, regulating drug distribution and managing health records. Such proposals include, but are not limited to, “single-payer” government funded healthcare, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, incentivizing the use of electronic health records, regulating the use of maximum allowable cost pricing and other significant healthcare reform proposals. In addition, changes to government policies not specifically targeted to the healthcare industry, such as an increase in the corporate tax rate or government spending cuts, could have significant impacts on the PBM marketplace. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals could, if enacted, adversely impact our business and results of operations.
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
The scope and ultimate effect of such provisions on our business remains uncertain and we cannot predict the impact any interim or final implementation will have on our business and results of operations.
We face risks associated with general economic conditions.
The state of the economy can have a significant impact on our business and results of operations. An unfavorable or uncertain economic environment could significantly and adversely affect our businesses and profitability and generate the following risks to our business:

•
clients, employers and other benefit providers served by our clients may reduce or slow the growth of their workforce or covered membership, or may elect to discontinue or diminish provided benefits, which would result in a reduction in the number of members we serve

•
consumers may be less willing or able to incur health care related expenses, whether due to personal economic circumstances, reduction in the level of the health care benefit provided to the consumer or otherwise, which would result in lower than anticipated utilization of our services

•
our clients, or potential clients, may increase demands and expectations with respect to pricing, rebates or service levels (including with respect to performance guarantees), which could impact margins, or our ability to obtain new clients or retain existing clients

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
We maintain, and are dependent on, a technology infrastructure platform essential for many aspects of our business operations. We have many different information systems and it is imperative we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. Any failure to protect against a security breach or a disruption in service could negatively impact our reputation and materially adversely impact our business operations and results of operations. Our technology infrastructure platform requires significant resources to maintain and enhance systems in order to keep pace with rapid technological change as well as evolving industry and regulatory standards. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. From time to time, we may obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform or protect against a security breach or service disruption. In the event we or our vendors experience:

•	a malfunction in business processes

•	security breaches (including cyber attacks)

•	failure to maintain effective and up-to-date information systems or

•	otherwise experience unauthorized or non-compliant actions by any individual
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
Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things, contamination of drugs or a failure to maintain appropriate shipment and storage conditions (such as temperature), an error in mail order processing, the unavailability of services provided by our suppliers, vendors or shipping carriers, labor strikes, or unanticipated disruptions at our mail order facilities, call centers, data centers or corporate facilities. Such disruptions or our failure to implement adequate business continuity and disaster recovery strategies could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members, which could have a material adverse effect on our business and results of operations.
A substantial portion of our business is concentrated in certain significant client contracts. Our failure to execute on or other issues arising under, such contracts or conditions or trends impacting certain of our key clients could adversely affect our business and results of operations.
As described in greater detail in the description of our business in Item 1 above (see “Part I — Item 1 — Business — Clients”), we have long-term contracts with Anthem (formerly known as WellPoint) and the United States Department of Defense (“DoD”). These two clients, collectively represented 25.9% and 22.4% of our revenue during 2014 and 2013, respectively.
If one or more of our large clients either terminates or does not renew a contract for any reason or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.
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
More than 69,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2014. The ten largest retail pharmacy chains represent approximately 60% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
Regulatory changes relating to Medicare Part D, our failure to comply with CMS regulatory requirements, our failure to comply with CMS contractual requirements applicable to us as a Medicare Part D PDP sponsor or our failure to otherwise execute on our strategies related to Medicare Part D, could adversely impact our business and our results of operations.
Certain of our subsidiaries have been approved to function as a Medicare Part D sponsor for the purpose of making Medicare Part D EGWP plans available for eligible clients and certain of our subsidiaries have been approved by CMS to participate in the Medicare Part D program as national Medicare Part D PDP sponsors that provide direct services to Medicare Part D eligible members. As Medicare Part D PDP and EGWP sponsors, certain subsidiaries are required to comply with federal Medicare Part D laws and regulations and are also required to be licensed as insurers or may otherwise be subject to aspects of state laws regulating the business of insurance.

We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy plans. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy and operations. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance these risks will not materially adversely impact our business and results of operations. The receipt of federal funds made available through the Medicare Part D program by us, our affiliates or clients is subject to compliance with the Medicare regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. If material contractual or regulatory non-compliance was to be identified, including, for example, during CMS audits or client audits in cases where we provide PBM services to client PDP sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our results of operations.
In addition, due to the availability of Medicare Part D, some of our employer clients may stop providing pharmacy benefit coverage to retirees, instead allowing retirees to choose their own Medicare Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would cause a decline in our membership base. Further, certain of our Medicare Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of the demographics of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business.
Like many aspects of our business, the administration of the Medicare Part D program is complex and any failure to effectively execute the provisions of the Medicare Part D program may have an adverse effect on our financial position results of operations or cash flows. As described above, the Health Reform Laws contain various changes to the Medicare Part D program and could have a financial impact on our Medicare Part D PDP and our clients’ demands for our other Medicare Part D products and services.
We have historically engaged in strategic transactions, including the acquisition of other companies or businesses, and may engage in similar transactions in the future. Our failure to effectively execute on such transactions or to integrate any acquired businesses could adversely impact our business and results of operations. The acquisition and integration of any such business typically generates significant transaction costs and requires significant resources and management attention.
We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. These transactions typically involve the integration of core business operations and technology infrastructure platforms that require significant resources and management attention and, among other things, risk client service disruption. Strategic transactions, including the pursuit of such transactions, often require us to incur significant up-front costs. These costs are typically non-recurring expenses related to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans. A failure or significant delay in the integration process could have a material adverse effect on our client service or our business and results of operations. In addition, such transactions may yield higher operating costs, greater customer attrition or more significant business disruption than anticipated. Further, even if the integration is successful, there can be no assurance a transaction will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within the anticipated time frame or an otherwise reasonable period of time.
The combination of Medco’s business and ESI’s business has been a complex, costly and time-consuming process. This integration has resulted in, and may continue to result in, challenges which could result in increased costs, decreases in the amount of expected revenues, diversion of management’s time and energy or other negative impacts on the business, any one of which could have a material adverse effect on our business and results of operations.
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
Our debt service obligations reduce the funds available for other business purposes, and the terms and covenants relating to our indebtedness could adversely impact our financial performance and liquidity. Our inability to access the credit markets for any reason could have a material adverse effect on our business and results of operations.
We currently have debt outstanding, including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. At December 31, 2014, we had $1,315.8 million of gross obligations which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $13.2 million (pre-tax), assuming obligations subject to variable interest rates remained constant.
We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which include limitations or qualifications on our ability to incur additional indebtedness, initiate or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants under our credit agreement also include, among other things, a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy one or more of the covenants under our credit agreement or the senior notes indentures, we would be in default under the credit agreement and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Our inability to refinance existing indebtedness or otherwise access the credit markets for any reason, whether due to market conditions or otherwise, could have a material adverse effect on our business and results of operations. See Note 7 - Financing to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K.
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
We maintain contractual relationships with numerous pharmaceutical manufacturers which provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery pharmacies

•	rebates based on distributions of drugs from our home delivery pharmacies and through pharmacies in our retail networks

•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products

•	access to limited distribution specialty pharmaceuticals
The consolidation of pharmaceutical manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations, relating to any of these programs could materially adversely affect our business and results of operations.

Changes in drug pricing or industry pricing benchmarks could materially impact our financial performance.
Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP,” which is published by a third party, as a benchmark to establish pricing for prescription drugs. In the event (i) AWP is no longer published by third parties, (ii) we adopt other pricing benchmarks for establishing prices within the industry or (iii) future changes in drug prices substantially deviate from our expectations, we can give no assurance the short- or long-term impact of such changes to industry pricing benchmarks or drug prices will not have a material adverse effect on our business and results of operations.
Legislation and other regulations affecting drug prices are described in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance — Legislation and Regulation Affecting Drug Prices” above.
Pending and future litigation, investigations or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, which could have a material adverse effect on our business and results of operations.
We are subject to risks relating to litigation, enforcement action, regulatory proceedings, government inquiries and investigations and other similar actions in connection with our business operations, including without limitation the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, services rendered in connection with our disease management offering, our pharmaceutical services operations, pharmacy benefit management services and mergers and acquisitions activity. These proceedings seek unspecified monetary damages and/or equitable relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceedings. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.
Commercial liability insurance coverage continues to be difficult to obtain for companies in our business sector, as such insurance can cause unexpected volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance accruals to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. However, there can be no assurance such accruals will cover actual losses or that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance accruals, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and results of operations.
We face significant competition in attracting and retaining talented employees. Further, managing succession and retention for our Chief Executive Officer and other key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.
Our ability to attract and retain a qualified and experienced workforce is essential to meet current and future goals and objectives and there is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. An inability to retain existing employees or attract additional employees, or an unexpected loss of leadership, could have a material adverse effect on our business and results of operations.
In addition, our failure to adequately plan for succession of our Chief Executive Officer, senior management and other key employees or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.
Item 1B — Unresolved Staff Comments
There are no unresolved written comments received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 — Properties
We operate our PBM and Other Business Operations segments out of leased and owned facilities throughout the United States, Canada and Europe. As of December 31, 2014, our PBM segment consisted of 66 owned or leased facilities throughout the United States and three owned or leased facilities throughout Canada. For our Other Business Operations segment, as of December 31, 2014, we owned or leased 50 facilities throughout the United States, and owned or leased five facilities throughout Canada and Europe. Our existing facilities comprise approximately 6.0 million square feet in aggregate.
Our St. Louis, Missouri facility houses our corporate headquarters and accommodates our executive and corporate functions.
Our PBM home delivery pharmacy operations consist of twelve order processing pharmacies located throughout the United States, as well as seven contact centers and eight mail order dispensing pharmacies. We also have eight Specialty Pharmacy home delivery pharmacies and 35 specialty branch pharmacies.
In 2013, we began construction of a new office facility in St. Louis, Missouri as well as a new high volume pharmacy fulfillment facility in Florence, New Jersey. These new facilities were completed in 2014. Total capital expenditures of $15.0 million were incurred for the new office facility and total capital expenditures of $68.2 million were incurred for the new high volume pharmacy fulfillment facility.
In 2013, we also began improvement on two new data centers in Chicago, Illinois and Piscataway, New Jersey. Both locations are scheduled to be completed in 2015, and we anticipate total capital expenditures of approximately $75.0 million.
We believe our facilities generally have been well maintained, are in good operating condition and have adequate capacity to meet our current business needs.

Item 3 – Legal Proceedings
We and/or our subsidiaries are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results.
These matters are:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against ESI, NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 3, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege that ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds was appealed to the Ninth Circuit as discussed further below. Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal.

In July 2011, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. In June 2012, an en banc panel of the Ninth Circuit Court of Appeals issued a decision certifying the question of constitutionality of California Civil Code Section 2527 to the California Supreme Court, requesting consideration of the issue and a ruling. In December 2013, the California Supreme Court held that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections.
In January 2014, the Ninth Circuit en banc panel issued a ruling vacating the prior panel opinion and remanded the case to the original Ninth Circuit three-judge panel to either consider the federal constitutional issues or remand the case to the district court. In March 2014, the Ninth Circuit Court of Appeals entered an order lifting the stay and remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights have been rejected by the courts and are not subject to further appeals.

•
In re: PBM Antitrust Litigation (United States District Court for the Eastern District of Pennsylvania). The following three cases were transferred to the United States District Court for the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation in August 2006: (i) Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (filed in August 2013 in the United States District Court for the Eastern District of Pennsylvania); (ii) North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of Alabama), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (United States District Court for the Northern District of Alabama) (filed in October 2003); and (iii) Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of California) (filed December 2005). The Brady Enterprises case was filed against Merck & Co., Inc. ( “Merck”) and Medco. Plaintiffs moved for class certification to represent a national class of retail pharmacies and allege that Medco conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that, through conspiracy, Medco has engaged in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. Plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The North Jackson Pharmacy case purports to be a class action against ESI and Medco on behalf of independent pharmacies within the United States. The complaint alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act. Plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification against ESI and Medco was granted in March 2006.

Following oral arguments on ESI’s motion to decertify the class in 2007, the case remained dormant until April 2011, when it was reassigned to a new judge who ordered supplemental briefing. Oral argument of all the class certification motions was heard in January 2012, and the court took ESI’s motion under submission. The Mike’s Medical Center Pharmacy case was filed against Medco and Merck. Plaintiffs seek to represent a class of all pharmacies and pharmacists that contracted with Medco and California pharmacies that indirectly purchased prescription drugs from Merck. Plaintiffs assert claims for violation of the Sherman Act, California antitrust law and California law prohibiting unfair business practices. Relief demanded includes, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending since oral arguments were held in January 2012.

•
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (United States District Court for the Southern District of Florida) (unsealed March 2010). This qui tam matter relates to Medco's former subsidiary, PolyMedica Corporation and its subsidiaries (“PolyMedica”), and the government declined to intervene. The complaint alleges that PolyMedica violated the False Claims Act through accounting practices of applying invoice payments to accounts receivable. The complaint seeks monetary damages, as well as costs and expenses. After the district court dismissed the action, in February 22, 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the district court to reinstate two of the claims.

In December 2012, Medco sold PolyMedica, including all assets and liabilities, to FGST Investments, Inc. In February 2013, ATLS Acquisition LLC, a holding company, and PolyMedica (ATLS Acquisition LLC and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware, resulting in an automatic stay of this case, which has been extended to Medco. In May 2013, the district court entered an order acknowledging the stay, closing the case for administrative purposes pending the bankruptcy action, and denying all motions as moot. In February 2014, the bankruptcy court granted Debtors’ motion for summary judgment on all relators’ claims in full, but the case remains stayed with respect to Medco.

•
United States ex rel. David Morgan v. Express Scripts, Inc., First Databank, Inc., Amerisource Bergen Corp., Cardinal Health, Inc., Caremark, Inc., McKesson Corp., Medco Health Solutions, Inc., Medi-Span, and John Doe Corporation 1-20, (United States District Court for the District of New Jersey) (unsealed December 2012). This is a qui tam lawsuit in which the government declined to intervene against defendants. Morgan, the qui tam relator, served a complaint on ESI and Medco in January 2013. Morgan alleges claims under the federal False Claims Act and the false claims acts of twenty-two states. The allegations asserted deal primarily with an alleged conspiracy among other defendants to inflate the published average wholesale price (“AWP”) of certain drugs. Morgan generally alleges that ESI and Medco were aware of the alleged AWP inflation and submitted false claims to the government, or caused false claims to be submitted to the government, by failing to disclose the alleged AWP inflation to their government health care program clients in violation of an alleged fiduciary duty and/or in violation of alleged contractual obligations. Morgan also alleges that ESI and Medco failed to properly process and/or adjudicate claims for payment for prescription drugs dispensed to federal healthcare beneficiaries, which allegedly resulted in the submission to the government of false claims for payment. The complaint seeks monetary damages, as well as costs and expenses. In April 2013, ESI and Medco filed a motion to dismiss the complaint for failure to state a claim, which was granted in December 2013. Following Morgan’s appeal to the United States Court of Appeals for the Third Circuit, oral argument was heard on November 21, 2014. On February 20, 2015, the Third Circuit Court of Appeals denied Morgan’s appeal and affirmed the district court’s dismissal of the complaint.

•
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc., (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (for purposes of this Item 3, “Accredo”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo's pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo's pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted defendants’ motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014.

•
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. (United States District Court for the Southern District of New York) (unsealed January 2014). This qui tam case was filed under seal in April 2013. The federal government intervened against defendants Novartis Pharmaceuticals Corp. (“Novartis”) and BioScrip, Inc. (“BioScrip”), and declined to intervene against the remaining defendants. In January 2014, Kester filed a complaint against Accredo and

CuraScript, Inc. (for purposes of this Item 3, “CuraScript”) and alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states in connection with rebates and discounts provided in various contracts with Novartis involving the following drugs: Exjade, Gleevec, Tasigna, and TOBI. The complaint seeks monetary damages, as well as costs and expenses. In June 2014, the court entered an order granting defendants’ motions to dismiss with respect to Gleevec, Tasigna, and TOBI, and denied the motions with respect to Exjade. In September 2014, the court denied CuraScript and Accredo’s motion to dismiss for failure to state a claim. Following the filing of Kester’s amended complaint, in January 2015, the court denied Accredo and CuraScript’s motion to dismiss. Later in January 2015, the state of Washington filed a motion to amend its complaint in intervention to assert claims against Accredo, and Accredo filed a brief in opposition thereto in February 2015.

•
ATLS Acquisition, LLC, et al., FGST Investments, Inc., et al. v. Medco Health Solutions, Inc. (United States Bankruptcy Court for the District of Delaware) (adversary complaint filed March 2014). In December 2012, Medco sold PolyMedica Corporation and its subsidiaries (“PolyMedica”), including all assets and liabilities, to FGST Investments, Inc. (“FGST”) in a management buyout transaction. In February 2013, ATLS Acquisition LLC (“ATLS”), the parent company of FGST, FGST and PolyMedica (ATLS, FGST and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection. In March 2014, Debtors filed a complaint against Medco alleging breach of contract, specific performance, indemnity, breach of financial statements warranty, declaratory judgment, avoidance of transfers based on constructive and actual fraud, and disallowance and subordination of Medco’s claims. Debtors seek payment of PolyMedica’s pre-closing taxes and other creditors’ claims. In March 2014, Debtors filed objections to proofs of claims filed by Medco. In March 2014, Debtors filed a motion for partial summary judgment as to the pre-closing taxes. In May 2014, Medco filed an answer and counterclaim to the adversary complaint, a motion to dismiss the adversary proceeding, and a partial cross motion for summary judgment seeking reformation of the stock purchase agreement on the issue of pre-closing taxes. Debtors filed a reply to Medco’s counterclaim, an answering brief in opposition to Medco’s motion to dismiss, and a brief in opposition to Medco’s cross motion for partial summary judgment in May 2014. In August 2014, Debtors filed a joint plan of reorganization. In September 2014, Debtors filed a motion for entry of orders including but not limited to approving bid procedures related to the sale of assets, approving bid protections, scheduling a hearing for considering sale, approving the asset purchase agreement and authorizing the sale. The auction of Debtors’ assets occurred in November 2014.

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. (United States District Court for the District of Minnesota, Case No. 0:14-cv-01008) (filed April 8, 2014). A complaint was filed against Express Scripts, Inc. and Express Scripts Pharmacy, Inc., its subsidiary, by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging two causes of action: (1) a collective action under the federal Fair Labor Standards Act, 29 U.S.C. § 216(b), for failure to pay wages and overtime; and (2) a Federal Rule of Civil Procedure 23 class action for breach of contract. The parties have agreed to stay the lawsuit in favor of early investigation and mediation.

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

•
On August 23, 2013, the Company received a federal grand jury subpoena from the United States Attorney’s Office for the Northern District of California. The subpoena requests information from January 1, 2003 to the present regarding Medco’s relationship with Alfred Villalobos (“Villalobos”) and ARVCO Capital Research LLC (“ARVCO”). On November 19, 2014, the Company received another subpoena requesting additional information relating to Medco’s internal investigation of its business dealings with ARVCO and certain other related matters. The Company intends to cooperate with the inquiry and is not able to predict with certainty the timing or outcome of this matter.
Investigations under the federal and most state False Claims Acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing of a False Claims Act complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.
In addition to the foregoing matters, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.
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

	Fiscal Year 2014		Fiscal Year 2013
Common Stock	High	Low	High	Low
First Quarter	$79.37	$69.61	$60.08	$53.05
Second Quarter	76.21	64.64	64.08	54.57
Third Quarter	75.95	65.08	67.66	60.80
Fourth Quarter	86.27	68.78	70.79	59.20
Holders. As of February 2, 2015, there were 53,482 stockholders of record of our common stock. We estimate there are approximately 696,355 beneficial owners of our common stock.
Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering and does not currently intend to declare any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Following is a summary of our stock repurchasing activity during the three months ended December 31, 2014 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
10/1/2014 - 10/31/2014	—	$—	—	28.8
11/1/2014 - 11/30/2014	5.0	78.29	5.0	23.8
12/1/2014 - 12/31/2014	5.1	83.94	5.1	83.7	(1)
Fourth Quarter 2014 Total	10.1	$81.15	10.1

(1)
Increase in number of shares that may yet be purchased under the program is due to approval by the Board of Directors of Express Scripts to increase the authorized number of shares by an additional 65.0 million shares.

The repurchases disclosed in this table were made pursuant to the share repurchase program originally announced and executed during 2013 (the “Share Repurchase Program”). In each of March 2014 and December 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be repurchased under the Share Repurchase Program. Each authorization approved an additional 65.0 million shares, for a total authorization of 205.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program. Current year repurchases were funded through internally generated cash and debt. As of December 31, 2014, there were 83.7 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6 — Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results for the years ended December 31, 2013 and 2012 reflect the discontinued operations of our acute infusion therapies line of business, various portions of our United BioSource (“UBC”) line of business, Europa Apotheek Venlo B.V. (“EAV”) and our European operations. Discontinued operations as of December 31, 2010 include Phoenix Marketing Group (“PMG”).

(in millions, except per share data)	2014	2013	2012(1)	2011	2010
Statement of Operations Data (for the Year Ended December 31):
Revenues(2)	$100,887.1	$104,098.8	$93,714.3	$46,128.3	$44,973.2
Cost of revenues(2)	92,962.0	95,966.4	86,402.4	42,918.4	42,015.0
Gross profit	7,925.1	8,132.4	7,311.9	3,209.9	2,958.2
Selling, general and administrative	4,322.7	4,580.7	4,518.0	895.5	887.3
Operating income	3,602.4	3,551.7	2,793.9	2,314.4	2,070.9
Other expense, net	(536.2)	(521.4)	(593.5)	(287.3)	(162.2)
Income before income taxes	3,066.2	3,030.3	2,200.4	2,027.1	1,908.7
Provision for income taxes	1,031.2	1,104.0	838.0	748.6	704.1
Net income from continuing operations	2,035.0	1,926.3	1,362.4	1,278.5	1,204.6
Net loss from discontinued operations, net of tax(3)	—	(53.6)	(32.3)	—	(23.4)
Net income	2,035.0	1,872.7	1,330.1	1,278.5	1,181.2
Less: Net income attributable to non-controlling interest	27.4	28.1	17.2	2.7	—
Net income attributable to Express Scripts	$2,007.6	$1,844.6	$1,312.9	$1,275.8	$1,181.2
Weighted-average shares outstanding:(4)
Basic:	750.3	808.6	731.3	500.9	538.5
Diluted:	759.1	821.6	747.3	505.0	544.0
Basic earnings (loss) per share:(4)
Continuing operations attributable to Express Scripts	$2.68	$2.35	$1.84	$2.55	$2.24
Discontinued operations attributable to Express Scripts(3)	—	(0.07)	(0.04)	—	(0.04)
Net earnings attributable to Express Scripts	2.68	2.28	1.80	2.55	2.19
Diluted earnings (loss) per share:(4)
Continuing operations attributable to Express Scripts	$2.64	$2.31	$1.80	$2.53	$2.21
Discontinued operations attributable to Express Scripts(3)	—	(0.07)	(0.04)	—	(0.04)
Net earnings attributable to Express Scripts	2.64	2.25	1.76	2.53	2.17
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$2,007.6	$1,898.2	$1,345.2	$1,275.8	$1,204.6
Net loss from discontinued operations, net of tax(3)	—	(53.6)	(32.3)	—	(23.4)
Net income attributable to Express Scripts	$2,007.6	$1,844.6	$1,312.9	$1,275.8	$1,181.2

(in millions, except per share data)	2014	2013	2012(1)	2011	2010
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$1,832.6	$1,991.4	$2,793.1	$5,620.1	$523.7
Working capital (deficit)	(6,448.8)	(4,743.9)	(2,300.5)	2,599.9	(975.9)
Total assets	53,798.9	53,548.2	58,111.2	15,607.0	10,557.8
Debt:
Short-term debt	2,555.3	1,584.0	934.9	999.9	0.1
Long-term debt	11,012.7	12,363.0	14,980.1	7,076.4	2,493.7
Capital lease obligation	28.4	42.0	—	—	—
Stockholders’ equity	20,064.0	21,844.8	23,395.7	2,475.3	3,606.6

Network claims—continuing operations(5)(6)	933.6	1,065.3	1,020.7	600.4	602.0
Home delivery, specialty and other claims—continuing operations(5)(7)	128.5	141.2	128.7	53.4	54.1
Total claims—continuing operations(5)	1,062.1	1,206.5	1,149.4	653.8	656.1
Total adjusted claims—continuing operations(5)(8)	1,309.8	1,478.0	1,395.3	751.5	753.9

Cash flows provided by operating activities—continuing operations	$4,549.0	$4,768.9	$4,751.1	$2,193.1	$2,105.1
Cash flows used in investing activities—continuing operations	(411.9)	(70.0)	(10,428.7)	(123.9)	(145.1)
Cash flows (used in) provided by financing activities—continuing operations	(4,289.7)	(5,494.8)	2,850.4	3,029.4	(2,523.0)
EBITDA from continuing operations attributable to Express Scripts(9)	5,817.9	5,970.6	4,648.1	2,565.1	2,315.6

(1)	Includes the acquisition of Medco effective April 2, 2012.

(2)	Includes retail pharmacy co-payments of $10,272.7, $12,620.3, $11,668.6, $5,786.6 and $6,181.4 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)
Primarily consists of the results of operations from the discontinued operations of our acute infusion therapies line of business, portions of UBC, EAV, our European operations and PMG. Our acute infusion therapies line of business was classified as a discontinued operation in 2013. Portions of UBC, EAV and our European operations were classified as discontinued operations in 2012. PMG was classified as a discontinued operation in 2010.

(4)	Earnings per share and weighted-average shares outstanding reflect the two-for-one stock split effective June 8, 2010.

(5)
Prior to the Merger, ESI and Medco used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

(6)	Excluded from network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.

(7)
These claims include home delivery, specialty and other claims including: ; (a) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers; (b) FreedomFP claims; and (c) drugs distributed through patient assistance programs.

(8)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

(9)
EBITDA from continuing operations attributable to Express Scripts is earnings before interest income (expense), income taxes, depreciation and amortization and equity income from joint venture, or alternatively calculated as operating income plus depreciation and amortization. EBITDA from continuing operations attributable to Express Scripts is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA from continuing operations attributable to Express Scripts, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA from continuing operations attributable to Express Scripts may not be comparable to that used by other companies.

Provided below is a reconciliation of adjusted EBITDA from continuing operations attributable to Express Scripts to net income attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts
	Year Ended December 31,
(in millions, except per claim data)	2014	2013	2012	2011	2010
Net income attributable to Express Scripts	$2,007.6	$1,844.6	$1,312.9	$1,275.8	$1,181.2
Net loss from discontinued operations, net of tax	—	53.6	32.3	—	23.4
Net income from continuing operations	2,007.6	1,898.2	1,345.2	1,275.8	1,204.6
Income taxes	1,031.2	1,104.0	838.0	748.6	704.1
Depreciation and amortization(1)	2,242.9	2,447.0	1,871.4	253.4	244.7
Interest expense, net	554.9	554.2	608.4	287.3	162.2
Equity income from joint venture	(18.7)	(32.8)	(14.9)	—	—
EBITDA from continuing operations attributable to Express Scripts	5,817.9	5,970.6	4,648.1	2,565.1	2,315.6
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(1)	984.6	693.6	755.1	62.5	122.6
Accrual related to client contractual dispute	—	—	—	30.0	—
Benefit related to client contract amendment	—	—	—	—	(30.0)
Adjusted EBITDA from continuing operations attributable to Express Scripts	6,802.5	6,664.2	5,403.2	2,657.6	2,408.2
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(2)	$5.19	$4.51	$3.87	$3.54	$3.19

(1)
Depreciation and amortization for the years ended December 31, 2014 and 2013 presented above includes $92.1 million and $31.6 million, respectively, of depreciation related to the integration of Medco which is not included in transaction and integration costs.

(2)
We calculate and use adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance and our ability to incur and service debt and make capital expenditures. We have calculated adjusted EBITDA from continuing operations attributable to Express Scripts excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is calculated by dividing adjusted EBITDA from continuing operations attributable to Express Scripts by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA from continuing operations attributable to Express Scripts performance on a per-unit basis, providing insight into the cash-generating potential of each claim. Adjusted EBITDA from continuing operations attributable to Express Scripts and, as a result, adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim, are affected by the changes in claim volumes between network and home delivery, specialty and other, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
As the largest full-service pharmacy benefit management (“PBM”) company in the United States, we provide healthcare management and administration services on behalf of our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, fertility services to providers and patients, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information.
Through our Other Business Operations segment, we provide distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and provide consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines.
Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and Other Business Operations segments represented 98.4% of revenues for the year ended December 31, 2014, as compared to 98.8% and 99.0% for the years ended December 31, 2013 and 2012, respectively.
MERGER TRANSACTION
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
As a result of the Merger, Medco and ESI each became wholly-owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of Express Scripts stock, which is listed for trading on the Nasdaq. Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. Our claims volume has been impacted by the transition of UnitedHealth Group, in-group attrition, and certain client losses and implementation delays. However, we continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (82.9% in 2014 compared to 80.8% in 2013). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect the ongoing positive trends in our business will continue to offset negative factors.
Revenue related to a large client was realized in the second quarters of 2014 and 2013 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of the transition of UnitedHealth Group claims, as well as variability, including timing, of our contractual revenue streams.
As the regulatory environment evolves and expands, it is necessary for us to make significant investments in order to operate within the regulatory framework. These investments include, among other things, preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.

RESULTS OF OPERATIONS
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes United BioSource (“UBC”) and our specialty distribution operations.
During 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. During 2014, our European operations were substantially shut down. During 2013, we sold various portions of UBC and our acute infusion therapies line of business. During 2012, we sold Europa Apotheek Venlo B.V. (“EAV”). Our acute infusion therapies line of business was previously included in our PBM segment and the remaining businesses were previously included in our Other Business Operations Segment. The results of operations for these businesses were reported as discontinued operations and excluded from all periods presented in the accompanying information provided below.
Prior to the Merger, ESI and Medco used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology been applied. We have since combined these two approaches into one methodology. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods because the differences are not material.
Throughout the description below, reference is made to the impact of generic fill rates. The impact of higher generic fill rates lowers PBM revenues, as generic drugs are generally priced lower than branded drugs. However, as ingredient cost on generic drugs is incrementally lower than the price charged, higher generic fill rates generally have a favorable impact on gross profit.
The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
In July 2011, Medco announced its pharmacy benefit services agreement with UnitedHealth Group would not be renewed; although we continued to provide service under an agreement which expired on December 31, 2012. A transition agreement was in place throughout 2013, during which time patients moved in tranches off of the Medco platform. Due to this transition of UnitedHealth Group, claims volume and related revenues and cost of revenues decreased throughout 2013.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2014	2013	2012(1)
Product revenues:
Network revenues(2)	$58,468.6	$63,244.4	$57,765.5
Home delivery and specialty revenues(3)	38,633.0	37,571.1	32,807.6
Service revenues	1,278.0	966.2	749.1
Total PBM revenues	98,379.6	101,781.7	91,322.2
Cost of PBM revenues(2)	90,630.8	93,803.5	84,259.9
PBM gross profit	7,748.8	7,978.2	7,062.3
PBM SG&A	4,202.4	4,479.3	4,260.7
PBM operating income	$3,546.4	$3,498.9	$2,801.6
Claims
Network—continuing operations	933.6	1,065.3	1,020.7
Home delivery and specialty—continuing operations(3)	127.7	139.7	125.8
Total PBM claims—continuing operations	1,061.3	1,205.0	1,146.5
Total adjusted PBM claims—continuing operations(4)	1,309.0	1,476.5	1,390.7
Home delivery and specialty—discontinued operations	—	0.4	0.4
Total PBM claims—discontinued operations	—	0.4	0.4
Total adjusted PBM claims—discontinued operations(4)	—	0.4	0.4

(1)	Includes the acquisition of Medco effective April 2, 2012.

(2)	Includes retail pharmacy co-payments of $10,272.7, $12,620.3 and $11,668.6 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(4)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 vs. 2013
Network revenues decreased $4,775.8 million, or 7.6%, in 2014 from 2013. This decrease relates primarily to lower claims volume and related revenues of approximately $5,783.5 million due to the transition of UnitedHealth Group in 2013. This decrease is also due to an increase in the generic fill rate and lower claims volume in general, partially offset by inflation on branded drugs. Our network generic fill rate increased to 83.7% of total network claims in 2014 as compared to 81.6% in 2013.
Home delivery and specialty revenues increased $1,061.9 million, or 2.8%, in 2014 from 2013. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and related revenues of approximately $670.5 million due to the transition of UnitedHealth Group in 2013. In addition, this increase is partially offset by an increase in the home delivery generic fill rate and lower claims volume in general. Our home delivery generic fill rate increased to 77.2% of home delivery claims in 2014 as compared to 74.6% in 2013.
Cost of PBM revenues decreased $3,172.7 million, or 3.4%, in 2014 from 2013. This decrease is primarily due to lower claims volume and related cost of revenues of approximately $6,222.9 million due to the transition of UnitedHealth Group in 2013. In addition, this decrease is due to lower claims volume in general, the impact of better management of ingredient costs and the impact of an increase in the generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit decreased $229.4 million, or 2.9%, in 2014 from 2013. This decrease is primarily due to lower claims volume, including the transition of UnitedHealth Group in 2013, as well as $462.3 million of transaction and integration costs for 2014 compared to $238.3 million for 2013. These decreases are partially offset by the second quarter realization of $129.4 million of revenue for the year ended December 31, 2014 related to a client contract as compared to $108.2 million for the year ended December 31, 2013, as well as better management of ingredient costs and formulary and cost savings from the increase in the generic fill rate.

Selling, general and administrative expense (“SG&A”) decreased $276.9 million, or 6.2%, in 2014 from 2013. This decrease relates primarily to operational efficiencies as a result of the Merger, partially offset by $614.4 million of transaction and integration costs for 2014 compared to $490.4 million for 2013.
PBM operating income increased $47.5 million, or 1.4%, in 2014 from 2013, based on the various factors described above.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 vs. 2012
Network revenues increased $5,478.9 million, or 9.5%, in 2013 from 2012. Due to the timing of the Merger, 2012 revenues and associated claims do not include Medco results of operations (including transactions from UnitedHealth Group members) for the period January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, approximately $9,131.7 million of the increase in network revenues relates to the acquisition of Medco and inclusion of its revenues and associated claims for the three months ended March 31, 2013. This increase is partially offset by lower revenue of approximately $3,565.8 million due to the transition of UnitedHealth Group during 2013, as well as an increase in the generic fill rate. Our network generic fill rate increased to 81.6% of total network claims in 2013 as compared to 79.4% in 2012.
Home delivery and specialty revenues increased $4,763.5 million, or 14.5%, in 2013 from 2012. Due to the timing of the Merger, 2012 revenues and associated claims do not include Medco results of operations (including transactions from UnitedHealth Group members) for the period January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, approximately $5,216.8 million of the increase in home delivery and specialty revenues relates to the acquisition of Medco and inclusion of its revenues and associated claims for the three months ended March 31, 2013. In addition, this increase is due to inflation on branded drugs. These increases are partially offset by lower revenue of approximately $627.2 million due to the transition of UnitedHealth Group during 2013, as well as an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 74.6% of home delivery claims in 2013 as compared to 71.5% in 2012.
Cost of PBM revenues increased $9,543.6 million, or 11.3%, in 2013 when compared to the same period of 2012. Due to the timing of the Merger, 2012 cost of revenues and associated claims do not include Medco results of operations (including transactions from UnitedHealth Group members) for the period January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, approximately $13,416.8 million of the increase in cost of PBM revenues relates to the acquisition of Medco and inclusion of its cost of revenues and associated claims for the three months ended March 31, 2013. In addition, this increase is due to ingredient cost inflation on branded drugs as well as $238.3 million of transaction and integration costs for 2013 compared to $49.7 million for 2012. These increases are partially offset by lower cost of revenues of approximately $4,069.4 million due to the transition of UnitedHealth Group during 2013, as well as an increase in the generic fill rate.
PBM gross profit increased $915.9 million, or 13.0%, in 2013 from 2012. This increase relates to the acquisition of Medco (including transactions from UnitedHealth Group members) and inclusion of its gross profit and associated claims for the three months ended March 31, 2013, as described above. In addition, this increase is a result of better management of ingredient costs and cost savings from the increase in the generic fill rate, partially offset by lower revenues and associated cost of revenues due to the transition of UnitedHealth Group.
SG&A increased $218.6 million, or 5.1%, in 2013 from 2012. Approximately $832.9 million of this increase relates to the acquisition of Medco, due primarily to the inclusion of its SG&A and the amortization of intangible assets acquired for the three months ended March 31, 2013, as described above. This increase is partially offset by synergies realized as a result of the Merger, $490.4 million of transaction and integration costs for 2013 compared to $697.2 million for 2012, and decreased management incentive compensation.
PBM operating income increased $697.3 million, or 24.9%, in 2013 from 2012, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME (LOSS)

	Year Ended December 31,
(in millions)	2014	2013	2012(1)
Product revenues	$2,203.5	$2,052.0	$2,172.0
Service revenues	304.0	265.1	220.1
Total Other Business Operations revenues	2,507.5	2,317.1	2,392.1
Cost of Other Business Operations revenues	2,331.2	2,162.9	2,142.5
Other Business Operations gross profit	176.3	154.2	249.6
Other Business Operations SG&A	120.3	101.4	257.3
Other Business Operations operating income (loss)	$56.0	$52.8	$(7.7)
Claims
Home delivery, specialty and other—continuing operations(2)	0.8	1.5	2.9
Total adjusted Other Business Operations claims—continuing operations(3)	0.8	1.5	4.6
Home delivery, specialty and other—discontinued operations	—	—	4.9
Total adjusted Other Business Operations claims—discontinued operations(2)	—	—	14.7

(1)	Includes the acquisition of Medco effective April 2, 2012.

(2)	Includes home delivery, specialty and other claims including drugs distributed through patient assistance programs and the sale of diabetes testing supplies.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
OTHER BUSINESS OPERATIONS RESULTS OF OPERATIONS
Other Business Operations operating income increased $3.2 million in 2014 from 2013. This increase relates to an increase in volume across the lines of business within the segment, partially offset by a decrease in claims related to drugs distributed through patient assistance programs, as well as a $3.5 million gain associated with the settlement of working capital balances for ConnectYourCare (“CYC”) for the year ended December 31, 2013 as described in Note 4 - Dispositions.
Other Business Operations operating income increased $60.5 million in 2013 from 2012. Due to the timing of the Merger, 2012 revenues and associated claims do not include Medco results of operations for the period beginning January 1, 2012 through April 1, 2012, compared to a full year of operations for 2013. Due to this timing, the increase in operating income is due primarily to the acquisition of Medco and inclusion of its results of operations for the period January 1, 2013 through April 1, 2013. Also attributing to the increase in operating income in 2013 are losses incurred on businesses for the year ended December 31, 2012 which were substantially shut down as of December 31, 2012. In addition, this increase in 2013 is due to impairment charges associated with the Liberty brand, less the gain upon sale, netting to a loss of $22.5 million for the year ended December 31, 2012 and a $3.5 million gain associated with the settlement of working capital balances for CYC for the year ended December 31, 2013 as described in Note 4 - Dispositions. These increases in 2013 were partially offset by a $14.3 million gain associated with the sale of CYC for the year ended December 31, 2012 as described in Note 4 - Dispositions.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $14.8 million, or 2.8%, in 2014 from 2013. This increase is primarily due to the following factors:

•	Lower equity income from Surescripts, our joint venture, of $18.7 million for the year ended 2014 compared to $32.8 million for the year ended 2013.

•	Redemption costs of $71.5 million incurred for the early redemption of $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 during the year ended 2014.

•
Redemption costs and write-off of deferred financing fees of $68.5 million incurred for early redemption of $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014 during the year ended 2013.

•	The issuance of $2,500.0 million of senior notes in June 2014 (defined below) and interest income earned due to investments made with the proceeds.

•	The redemption of $900.0 million aggregate principal amount of 2.750% senior notes due 2014 during the year ended 2014.

•	The redemption of $300.0 million aggregate principal amount of 6.125% senior notes due 2013 during the year ended 2013.

•	A contractual interest payment of $35.4 million received from a client in the year ended 2013. Interest associated with this client has been received throughout 2014.
Net other expense decreased $72.1 million, or 12.1%, in 2013 as compared to 2012. This decrease is primarily due to reduced interest for the year ended December 31, 2013 due to the early redemption of ESI’s $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014, and a $35.4 million contractual interest payment received from a client. In addition, this decrease was partially due to greater equity income from our joint venture of $32.8 million for the year ended 2013 compared to $14.9 million for the year ended 2012, which we began recording under the equity method due to our increased consolidated ownership following the Merger as described in Note 3 - Changes in business. These net decreases are partially offset by the acquisition of Medco and inclusion of its interest expense for the three months ended March 31, 2013 related to the senior notes acquired in the Merger, as well as $68.5 million of redemption costs and write-off of deferred financing fees incurred for early redemption of debt as described below for the year ended December 31, 2013.
For the definitions of the agreements and senior notes referenced above, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
PROVISION FOR INCOME TAXES
Our effective tax rate from continuing operations attributable to Express Scripts was 33.6% for the year ended December 31, 2014, compared to 36.4% and 38.1% for 2013 and 2012, respectively.
During 2014, we recognized a net discrete benefit of $113.9 million primarily attributable to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, offset by charges related to interest on and changes in our unrecognized tax benefits. In 2013, we recognized a net discrete benefit of $51.2 million primarily attributable to investments in certain foreign subsidiaries for which we recognized as a result of various divestitures, deferred tax implications of newly enacted state laws and income not recognized for tax purposes.
The Company is currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (“Liberty”). No net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the exact amount.
We believe it is reasonably possible our unrecognized tax benefits could decrease by up to $100 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2014, our European operations were substantially shut down. During 2013, we sold various portions of our UBC line of business and our acute infusion therapies line of business. During 2012, we sold our EAV line of business. These lines of business are classified as discontinued operations. The results of operations for these businesses were reported as discontinued operations for all periods presented in the accompanying information.
There were no discontinued operations for the year ended 2014. The net loss from discontinued operations, net of tax, increased $21.3 million, or 65.9%, in 2013 as compared to 2012. This increase is due to a total gain of $52.3 million recognized in connection with the sale of the discontinued operations portions of our UBC business and our acute infusion therapies line of business, as well as impairment charges associated with our EAV line of business of $11.5 million during the year ended December 31, 2012, which was sold in 2012. These increases are partially offset by a $32.9 million impairment charge on our acute infusion therapies line of business and charges recognized of $16.0 million for the year ended December 31, 2013.
See Note 6 - Goodwill and other intangibles and Note 4 - Dispositions for further information regarding the businesses described above.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Changes in these amounts are directly impacted by profitability of our consolidated affiliates.

NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts increased $163.0 million, or 8.8%, for the year ended December 31, 2014 from 2013 and increased $531.7 million, or 40.5%, for the year ended December 31, 2013 from 2012.
Basic and diluted earnings per share attributable to Express Scripts increased 17.5% and 17.3%, respectively, for the year ended December 31, 2014 from 2013. These increases are primarily due to treasury shares repurchased through the Share Repurchase Program, as described in Note 9 - Common stock, as well as increased operating income during 2014. Basic and diluted earnings per share attributable to Express Scripts increased 26.7% and 27.8%, respectively, for the year ended December 31, 2013 from 2012. These increases are primarily due to increased operating income during 2013, as well as treasury share repurchases, partially offset by increased amortization of intangible assets and financing and commitment fees.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
In 2014, net cash provided by continuing operations decreased $219.9 million to $4,549.0 million. Changes in operating cash flows from continuing operations in 2014 were impacted by the following factors:

•	Net income from continuing operations increased $108.7 million in 2014 from 2013.

•	Depreciation and amortization expense decreased $204.1 million in 2014 from 2013.

•	Deferred income benefits decreased $143.2 million in 2014 from 2013 due to the overall decrease in book amortization as well as decreases in accruals.

•
Employee stock-based compensation expense decreased $53.7 million in 2014 from 2013 due to acceleration of stock-based compensation expense and award vesting associated with the termination of certain Medco employees following the Merger.

•	Changes in working capital resulted in cash inflows of $598.9 million in 2014 compared to cash inflows of $775.4 million from the same period in 2013, resulting in a total decrease of $176.5 million.
In 2013, net cash provided by continuing operations increased $17.8 million to $4,768.9 million. Changes in operating cash flows from continuing operations in 2013 were impacted by the following factors:

•	Net income from continuing operations increased $563.9 million in 2013 from 2012.

•	Depreciation and amortization expense increased $575.6 million in 2013 from 2012.

•
Deferred income taxes increased $184.7 million in 2013 from 2012 reflecting a net change in temporary differences primarily attributable to book amortization on customer contracts acquired in the Merger that are not deductible for tax purposes.

•
Employee stock-based compensation expense decreased $245.3 million in 2013 from 2012 due to acceleration of stock-based compensation expense and award vesting associated with the termination of certain Medco employees following the Merger during the year ended 2012.

•
Changes in working capital resulted in cash inflows of $775.4 million in 2013 compared to cash inflows of $1,425.8 million from the same period in 2012, resulting in a total decrease of $650.4 million. The working capital decrease was primarily due to the timing and receipt and payment of claims and rebates payable, accounts receivable and account payable.

In 2013, net cash used in discontinued operations was $11.4 million, compared to $30.5 million provided by discontinued operations in 2012, a decrease of $41.9 million. This was due to changes in working capital of our acute infusion therapies line of business, portions of UBC and our European operations in 2013.
In 2014, net cash used in investing activities by continuing operations increased $341.9 million to $411.9 million. This change is primarily due to $356.9 million of cash inflows related to the sale of discontinued operations for the year ended December 31, 2013. Capital expenditures for purchases of property and equipment increased $13.6 million in 2014 compared to 2013. Capital expenditures for the year ended December 31, 2014 include $65.2 million related to new data centers, $68.2 million related to a new high volume pharmacy fulfillment facility and $15.0 million related to a new office facility. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, described below.

In 2014, net cash used in financing activities by continuing operations decreased $1,205.1 million to $4,289.7 million. Cash inflows for 2014 include $2,490.1 million related to the issuance of our June 2014 Senior Notes (defined below). This inflow was offset by outflows of $4,493.0 million related to treasury share repurchases, $2,150.0 million related to senior note redemptions and $684.3 million of quarterly term facility payments during the year ended December 31, 2014. These net outflows are compared to $4,055.2 million related to treasury share repurchases, $1,300.0 million related to senior note redemptions and $631.6 million of quarterly term facility payments during the year ended December 31, 2013.
At December 31, 2014, our available sources of capital include a $1,500.0 million revolving credit facility (the “revolving facility”) and three $150.0 million uncommitted revolving credit facilities (the “2014 credit facilities”) (none of which were outstanding at December 31, 2014).
Our current maturities of long-term debt at December 31, 2014, excluding unamortized discounts and premiums, include approximately $1,500.0 million of senior notes, as well as $1,052.6 million of term loan payments.
The Company is a provider to state of Illinois employees. As of December 31, 2014 and 2013, we have an outstanding receivable balance of approximately $212.5 million and $320.1 million, respectively, from the state of Illinois. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe the full receivable balance will be realized.
We anticipate our current cash balances, cash flows from operations, our revolving credit facility and our 2014 credit facilities will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuances of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including existing debt levels, market conditions or other factors, we believe our liquidity options described above are sufficient to meet our cash flow needs.
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
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing, additional debt financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2015 or thereafter.
ACCELERATED SHARE REPURCHASE
On December 9, 2013, as part of our Share Repurchase Program (as defined below), we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “2013 ASR Program”) under an Accelerated Share Repurchase agreement (the “2013 ASR Agreement”). Under the terms of the 2013 ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represented, based on the closing share price of our common stock on Nasdaq on December 9, 2013, approximately 90% of the $1,500.0 million amount of the 2013 ASR Program. In April 2014, we settled the 2013 ASR Agreement and received 0.6 million additional shares, resulting in a total of 20.7 million shares received under the 2013 ASR Agreement.

The 2013 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the 2013 ASR Program on April 16, 2014. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2013 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2013 ASR Agreement. The remaining 0.6 million shares received for the settlement to the ASR Program reduced weighted-average common shares outstanding for the year ended December 31, 2014.
STOCK REPURCHASE PROGRAM
In each of March 2014 and December 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be purchased under the share repurchase program (the “Share Repurchase Program”), originally announced and executed during 2013. Each authorization approved an additional 65.0 million shares, for a total authorization of 205.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock.
Including the shares repurchased through the 2013 ASR Program, we repurchased 62.1 million and 60.4 million shares for $4,642.9 million and $3,905.3 million during the years ended December 31, 2014 and 2013, respectively. Additional share repurchases, if any, will be made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. As of December 31, 2014, there were 83.7 million shares remaining under the Share Repurchase Program. Current year repurchases were funded through internally generated cash and debt.
Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. See Note 9 - Common stock.
SENIOR NOTES
Following the consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco are reported as debt obligations of Express Scripts. The below description reflects the redemption activity of the Company for the years ended December 31, 2014 and 2013. See Note 7 - Financing for a complete summary of outstanding senior notes.
The June 2014 senior notes (the “June 2014 Senior Notes”) consist of:

•	$500.0 million aggregate principal amount of 1.250% senior notes due 2017

•	$1,000.0 million aggregate principal amount of 2.250% senior notes due 2019

•	$1,000.0 million aggregate principal amount of 3.500% senior notes due 2024
A portion of the net proceeds from the sale of the June 2014 Senior Notes was used to redeem all of the Company’s outstanding 3.500% senior notes due 2016 in July 2014 and to pay for a portion of the Company’s outstanding 2.750% senior notes due 2014 at their maturity on November 15, 2014, and the remainder is for general corporate purposes, which includes repurchases of the Company’s common stock under its Share Repurchase Program pursuant to open market transactions.
In November 2014, $900.0 million aggregate principal amount of 2.750% senior notes due 2014 matured and were redeemed. In July 2014, $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 were redeemed.
In March 2013, $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014 were redeemed.
In March 2013, $300.0 million aggregate principal amount of 6.125% senior notes due 2013 matured and were redeemed.
BANK CREDIT FACILITIES

In December 2014, the Company entered into credit agreements providing for three uncommitted revolving credit facilities (the “2014 credit facilities”), each for $150.0 million, which are available for general corporate purposes. The 2014 credit facilities are available from December 17, 2014 until December 16, 2015, from January 2, 2015 until January 2, 2016 and from December 19, 2014 until December 19, 2015, respectively. As of December 31, 2014, no amounts were drawn under the 2014 credit facilities. The maturity date of each loan drawn under the 2014 credit facilities can be specified by the Company in the borrowing request but shall not be more than three months from the date of such loan and shall be on or prior to the termination date. The credit facilities require interest to be paid at LIBOR plus an agreed upon rate at the time of borrowing.
In August 2011, we entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The Company makes quarterly principal payments on the term facility. As of December 31, 2014, $1,315.8 million was outstanding under the term facility with an average interest rate of 1.90%, of which $1,052.6 million is considered current maturities of long-term debt.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, minimum interest coverage ratios and maximum leverage ratios. At December 31, 2014, we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.
See Note 7 - Financing for more information.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Following is a schedule of the current maturities of our long-term debt as of December 31, 2014, future minimum lease payments and purchase commitments (in millions):

	Payments Due by Period as of December 31, 2014
	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt(1)	$16,581.6	$3,030.1	$4,539.1	$3,224.7	$5,787.7
Future minimum operating lease payments	341.0	60.7	106.7	73.3	100.3
Future minimum capital lease payments	29.0	14.4	14.6	—	—
Purchase commitments(2)	219.7	120.8	94.3	3.1	1.5
Total contractual cash obligations	$17,171.3	$3,226.0	$4,754.7	$3,301.1	$5,889.5

(1)
These payments exclude the interest expense on our revolving credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see Note 7 - Financing), as well as the balance outstanding on our revolving credit facility. Interest payments on our Senior Notes are fixed, and have been included in these amounts.

(2)
These amounts consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to experience and current business plans.

The gross liability for uncertain tax positions which could result in future payments is $585.7 million and $516.6 million as of December 31, 2014 and 2013, respectively. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $4,923.2 million and $5,440.6 million as of December 31, 2014 and 2013, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.
IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide we bill clients based on a generally recognized price index for pharmaceuticals.

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
For our 2014 impairment test, we did not perform a qualitative assessment for any of our reporting units, and instead began with Step 1 of the goodwill impairment analysis, as allowed under authoritative Financial Accounting Standards Board (“FASB”) guidance. No impairment charges were recorded as a result of our annual impairment test. As of December 31, 2014, the Company does not believe any reporting units are at risk of failing Step 1. An impairment charge of $32.9 million was recorded in 2013 based on the contracted sales price of the business (Level 2) associated with our acute infusion therapies line of business due to entering into an agreement for the sale of the business, which was subsequently sold in November 2013. An impairment charge of $2.0 million was recorded in 2012 associated with our subsidiary EAV, based on a change in business environment related to an adverse court ruling by the German high court in August 2012 and the expected disposal of EAV as a result of the ruling (Level 2). EAV was subsequently sold in December 2012. No other goodwill impairment charges were recorded for any of our other reporting units for the years ended December 31, 2014 or 2013.
Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with Anthem (formerly known as WellPoint) under which we provide pharmacy benefit management services to Anthem and its designated affiliates are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco are being amortized using a modified pattern of benefit method over an estimated useful life of 2 to 16 years. The customer contract related to our asset acquisition of the SmartD Medicare Prescription Drug Plan is being amortized over an estimated useful life of 10 years. All other intangible assets, excluding legacy ESI trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles, 10 years for trade names and 3 to 30 years for other intangible assets.

In 2012, upon reassessment of the carrying values of assets and liabilities of EAV based on the events described above, we recorded impairment charges associated with this line of business totaling $9.5 million of intangibles assets. The write-off of intangible assets was comprised of customer relationships with a carrying value of $3.6 million (gross value of $5.0 million less accumulated amortization of $1.4 million) and trade names with a carrying value of $5.9 million (gross value of $7.0 million less accumulated amortization of $1.1 million). EAV was subsequently sold in December 2012.
In 2012, as a result of our plan to dispose of our Liberty line of business, an impairment charge totaling $23.0 million was recorded against intangible assets to reflect fair value based on the contracted sales price of the business (Level 2). The write-down was comprised of customer relationships with a carrying value of $24.2 million (gross value of $35.0 million less accumulated amortization of $10.8 million) and trade names with a carrying value of $6.6 million ($7.0 million less accumulated amortization of $0.4 million). This charge was allocated to these assets on a pro rata basis using the carrying values as of September 30, 2012. Liberty was subsequently sold in December 2012. See Note 4 - Dispositions and Note 6 - Goodwill and other intangibles for further description of these lines of business.
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
ACCOUNTS RECEIVABLE RESERVES
ACCOUNTING POLICY
We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. These estimates are based on the current status of each customer’s receivable balance. We also provide a contractual allowance for certain receivables from third-party payors based on our collection experience.
FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers’ financial condition.
SELF-INSURANCE ACCRUALS
ACCOUNTING POLICY
We record self-insurance accruals based on estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the low end of the range.
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
REBATES AND ADMINISTRATIVE FEES
Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claims processing services provided to clients, are recorded as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenues.
When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenues.
MEDICARE PRESCRIPTION DRUG PROGRAM
Our revenues include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offerings. These products involve prescription drug dispensing for beneficiaries enrolled in Medicare Part D plans sponsored by us pursuant to our contracts with the Centers for Medicare & Medicaid Services (“CMS”). In addition to Medicare Part D PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare Part D PDP product offerings and is recorded at cost as incurred.

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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2014, we had $1,315.8 million of gross obligations which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $13.2 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts Holding Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15a(1) present fairly, in all material respects, the financial position of Express Scripts Holding Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15a(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 23, 2015

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED BALANCE SHEET

	December 31,
(in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,832.6	$1,991.4
Restricted cash and investments	9.1	22.8
Receivables, net	5,979.8	4,022.9
Inventories	2,113.2	1,871.1
Deferred taxes	390.8	455.4
Prepaid expenses and other current assets	242.6	96.8
Current assets of discontinued operations	—	31.0
Total current assets	10,568.1	8,491.4
Property and equipment, net	1,584.0	1,658.9
Goodwill	29,280.9	29,305.4
Other intangible assets, net	12,255.2	14,015.6
Other assets	110.7	76.9
Total assets	$53,798.9	$53,548.2
Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,488.2	$6,767.8
Accounts payable	3,137.3	2,900.0
Accrued expenses	2,836.1	1,982.2
Current maturities of long-term debt	2,555.3	1,584.0
Current liabilities of discontinued operations	—	1.3
Total current liabilities	17,016.9	13,235.3
Long-term debt	11,012.7	12,363.0
Deferred taxes	4,923.2	5,440.6
Other liabilities	782.1	664.4
Noncurrent liabilities of discontinued operations	—	0.1
Total liabilities	33,734.9	31,703.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value per share; shares issued: 848.6 and 834.0, respectively; shares outstanding: 726.1 and 773.6, respectively	8.5	8.3
Additional paid-in capital	22,671.4	21,809.9
Accumulated other comprehensive income	2.1	11.7
Retained earnings	5,920.4	3,912.8
	28,602.4	25,742.7
Common stock in treasury at cost, 122.5 and 60.4 shares, respectively	(8,548.2)	(3,905.3)
Total Express Scripts stockholders’ equity	20,054.2	21,837.4
Non-controlling interest	9.8	7.4
Total stockholders’ equity	20,064.0	21,844.8
Total liabilities and stockholders’ equity	$53,798.9	$53,548.2
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012
Revenues(1)	$100,887.1	$104,098.8	$93,714.3
Cost of revenues(1)	92,962.0	95,966.4	86,402.4
Gross profit	7,925.1	8,132.4	7,311.9
Selling, general and administrative	4,322.7	4,580.7	4,518.0
Operating income	3,602.4	3,551.7	2,793.9
Other (expense) income:
Equity income from joint venture	18.7	32.8	14.9
Interest income	28.0	41.9	10.6
Interest expense and other	(582.9)	(596.1)	(619.0)
	(536.2)	(521.4)	(593.5)
Income before income taxes	3,066.2	3,030.3	2,200.4
Provision for income taxes	1,031.2	1,104.0	838.0
Net income from continuing operations	2,035.0	1,926.3	1,362.4
Net loss from discontinued operations, net of tax	—	(53.6)	(32.3)
Net income	2,035.0	1,872.7	1,330.1
Less: Net income attributable to non-controlling interest	27.4	28.1	17.2
Net income attributable to Express Scripts	$2,007.6	$1,844.6	$1,312.9
Weighted-average number of common shares outstanding during the period:
Basic	750.3	808.6	731.3
Diluted	759.1	821.6	747.3
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$2.68	$2.35	$1.84
Discontinued operations attributable to Express Scripts	—	(0.07)	(0.04)
Net earnings attributable to Express Scripts	2.68	2.28	1.80
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$2.64	$2.31	$1.80
Discontinued operations attributable to Express Scripts	—	(0.07)	(0.04)
Net earnings attributable to Express Scripts	2.64	2.25	1.76
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$2,007.6	$1,898.2	$1,345.2
Net loss from discontinued operations, net of tax	—	(53.6)	(32.3)
Net income attributable to Express Scripts	$2,007.6	$1,844.6	$1,312.9

(1)	Includes retail pharmacy co-payments of $10,272.7, $12,620.3 and $11,668.6 for the years ended December 31, 2014, 2013 and 2012, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2014	2013	2012
Net income	$2,035.0	$1,872.7	$1,330.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9.6)	(7.2)	1.9
Comprehensive income	2,025.4	1,865.5	1,332.0
Less: Comprehensive income attributable to non-controlling interest	27.4	28.1	17.2
Comprehensive income attributable to Express Scripts	$1,998.0	$1,837.4	$1,314.8
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling interest	Total
Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$1.6	$2,475.3
Net income	—	—	—	—	1,312.9	—	17.2	1,330.1
Other comprehensive income	—	—	—	1.9	—	—	—	1.9
Cancellation of treasury shares in connection with Merger activity	(204.7)	(2.0)	(728.5)	—	(5,890.3)	6,620.8	—	—
Issuance of common shares in connection with Merger activity	318.0	3.2	18,841.6	—	—	—	—	18,844.8
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	14.1	0.1	(104.8)	—	—	—	—	(104.7)
Amortization of unearned compensation under employee plans	—	—	410.0	—	—	—	—	410.0
Exercise of stock options	—	—	387.9	—	—	13.2	—	401.1
Tax benefit relating to employee stock compensation	—	—	45.3	—	—	—	—	45.3
Distributions to non-controlling interest	—	—	—	—	—	—	(8.1)	(8.1)
Balance at December 31, 2012	818.1	$8.2	$21,289.7	$18.9	$2,068.2	$—	$10.7	$23,395.7
Net income	—	—	—	—	1,844.6	—	28.1	1,872.7
Other comprehensive loss	—	—	—	(7.2)	—	—	—	(7.2)
Treasury stock acquired	—	—	(149.9)	—	—	(3,905.3)	—	(4,055.2)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	15.9	0.1	(49.7)	—	—	—	—	(49.6)
Amortization of unearned compensation under employee plans	—	—	164.7	—	—	—	—	164.7
Exercise of stock options	—	—	524.0	—	—	—	—	524.0
Tax benefit relating to employee stock compensation	—	—	31.1	—	—	—	—	31.1
Distributions to non-controlling interest	—	—	—	—	—	—	(31.4)	(31.4)
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
Net income	—	—	—	—	2,007.6	—	27.4	2,035.0
Other comprehensive loss	—	—	—	(9.6)	—	—	—	(9.6)
Treasury stock acquired	—	—	149.9	—	—	(4,642.9)	—	(4,493.0)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	14.6	0.2	(35.4)	—	—	—	—	(35.2)
Amortization of unearned compensation under employee plans	—	—	111.0	—	—	—	—	111.0
Exercise of stock options	—	—	542.4	—	—	—	—	542.4
Tax benefit relating to employee stock compensation	—	—	93.6	—	—	—	—	93.6
Distributions to non-controlling interest	—	—	—	—	—	—	(25.0)	(25.0)
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$2,035.0	$1,872.7	$1,330.1
Net loss from discontinued operations, net of tax	—	53.6	32.3
Net income from continuing operations	2,035.0	1,926.3	1,362.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,242.9	2,447.0	1,871.4
Deferred income taxes	(430.5)	(573.7)	(389.0)
Employee stock-based compensation expense	111.0	164.7	410.0
Other, net	(8.3)	29.2	70.5
Changes in operating assets and liabilities
Accounts receivable	(2,042.4)	1,254.0	345.7
Inventories	(242.1)	(218.9)	(515.0)
Other current and noncurrent assets	(170.0)	94.2	303.2
Claims and rebates payable	1,720.4	(672.2)	82.8
Accounts payable	271.7	15.9	963.1
Accrued expenses	948.9	450.8	149.9
Other current and noncurrent liabilities	112.4	(148.4)	96.1
Net cash provided by operating activities—continuing operations	4,549.0	4,768.9	4,751.1
Net cash (used in) provided by operating activities—discontinued operations	—	(11.4)	30.5
Net cash flows provided by operating activities	4,549.0	4,757.5	4,781.6
Cash flows from investing activities:
Purchases of property and equipment	(436.6)	(423.0)	(160.2)
Acquisitions, net of cash acquired	2.2	(14.5)	(10,326.0)
Proceeds from the sale of business	—	356.9	61.5
Other	22.5	10.6	(4.0)
Net cash used in investing activities—continuing operations	(411.9)	(70.0)	(10,428.7)
Acquisitions, cash acquired—discontinued operations	—	—	42.4
Net cash used in investing activities—discontinued operations	—	(2.1)	(5.4)
Net cash used in investing activities	(411.9)	(72.1)	(10,391.7)
Cash flows from financing activities:
Treasury stock acquired	(4,493.0)	(4,055.2)	—
Repayment of long-term debt	(2,834.3)	(1,931.6)	(3,868.5)
Proceeds from long-term debt, net of discounts	2,490.1	—	7,458.9
Net proceeds from employee stock plans	510.5	466.0	326.0
Excess tax benefit relating to employee stock-based compensation	94.0	42.7	45.3
Distributions paid to non-controlling interest	(24.8)	(31.7)	(8.1)
Deferred financing fees	(18.6)	—	(103.2)
Repayment of revolving credit line, net	—	—	(1,000.0)
Proceeds from accounts receivable financing facility	—	—	600.0
Repayment of accounts receivable financing facility	—	—	(600.0)
Other	(13.6)	15.0	—
Net cash (used in) provided by financing activities—continuing operations	(4,289.7)	(5,494.8)	2,850.4
Net cash used in financing activities—discontinued operations	—	—	(26.8)
Net cash (used in) provided by financing activities	(4,289.7)	(5,494.8)	2,823.6
Effect of foreign currency translation adjustment	(6.2)	(5.7)	2.0
Less cash decrease (increase) attributable to discontinued operations	—	13.4	(42.5)
Net decrease in cash and cash equivalents	(158.8)	(801.7)	(2,827.0)
Cash and cash equivalents at beginning of year	1,991.4	2,793.1	5,620.1
Cash and cash equivalents at end of year	$1,832.6	$1,991.4	$2,793.1
Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$1,310.9	$1,648.4	$1,164.0
Interest	529.4	548.1	587.3
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
Organization and operations. We are the largest full-service pharmacy benefit management (“PBM”) company in the United States, providing healthcare management and administration services on behalf of clients that include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, fertility services to providers and patients, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information. Through our Other Business Operations segment, we provide distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and provide consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. During 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. Segment disclosures for all years presented have been revised for comparability (see Note 13 - Segment information).
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
Acquisitions. On April 2, 2012, Express Scripts, Inc. (“ESI”) consummated a merger (the “Merger”) with Medco Health Solutions, Inc. (“Medco”) and both ESI and Medco became wholly-owned subsidiaries of Express Scripts Holding Company (the “Company” or “Express Scripts”). “We,” “our” or “us” refers to Express Scripts Holding Company and its subsidiaries. The consolidated financial statements (and other data, such as claims volume) reflect the results of operations and financial position of ESI for all periods prior to April 1, 2012. References to amounts for periods after the closing of the Merger on April 2, 2012 relate to Express Scripts (see Note 3 - Changes in business).
Dispositions. In 2012, we sold our ConnectYourCare (“CYC”) line of business. Due to immateriality, it has not been included in discontinued operations. In 2012, we sold our PolyMedica Corporation (“Liberty”) line of business. We retained certain cash flows associated with Liberty following the sale which precluded classification of this business as a discontinued operation.
In 2012, we sold our Europa Apotheek Venlo B.V. (“EAV”) line of business. In 2013, we sold various portions of our United BioSource (“UBC”) line of business and our acute infusion therapies line of business. In 2014, our European operations were substantially shut down. These lines of business were classified as discontinued operations.
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
Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $936.9 million and $684.4 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses, as appropriate, at December 31, 2014 and 2013, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.

We have restricted cash and investments in the amount of $9.1 million and $22.8 million at December 31, 2014 and 2013, respectively. These amounts consist of investments and cash, which include amounts restricted for state insurance licensure and group purchasing organization purposes.
Accounts receivable. Based on our revenue recognition policies described below, certain claims at the end of each period are unbilled. As of December 31, 2014 and 2013, unbilled receivables were $1,883.6 million and $2,618.3 million, respectively. Unbilled receivables are typically billed to clients within 30 days based on the contractual billing schedule agreed upon with the client.
Our primary accounts receivable reserve is our allowance for doubtful accounts, which equals our estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Our allowance for doubtful accounts also reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings and amounts for certain supplies reimbursed by government agencies and insurance companies. Receivables are written off against the allowances only upon determination that such amounts are not recoverable and all collection attempts have failed. We regularly review and analyze the adequacy of these allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
As of December 31, 2014 and 2013, we have total accounts receivable reserves for continuing operations of $260.3 million and $231.8 million, respectively, which includes a contractual allowance for certain receivables from third-party payors based on our collection experience. Included in our accounts receivable reserves for continuing operations as of December 31, 2014 and 2013 is an allowance for doubtful accounts for continuing operations of $165.1 million and $202.2 million, respectively. As a percent of accounts receivable, our accounts receivable reserves for continuing operations were 4.2% and 5.4% at December 31, 2014 and 2013, respectively.
The Company is a provider to state of Illinois employees. As of December 31, 2014 and 2013, we have an outstanding receivable balance of approximately $212.5 million and $320.1 million, respectively, from the state of Illinois. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe the full receivable balance will be realized.
Inventories. Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or market.
Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of 7 years for furniture and 3 to 5 years for equipment and purchased computer software. Buildings are amortized on a straight-line basis over estimated useful lives of 10 to 35 years. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. Amortization of the capitalized amounts commences on the date placed into production and is computed on an individual product basis using the straight-line method over the remaining estimated economic life of the product but not more than 5 years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $232.9 million, $205.0 million and $137.6 million in 2014, 2013 and 2012, respectively.
Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2014 and 2013 were recorded in other noncurrent assets on our consolidated balance sheet (see Note 2 - Fair value measurements).
Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, totaling $25.3 million and $18.7 million at December 31, 2014 and 2013, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan described in Note 10 - Employee benefit plans and stock-based compensation plans. The net gain recognized on the trading portfolio was $0.6 million, $1.2 million and $1.0 million in 2014, 2013 and 2012, respectively.
Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available-for-sale at December 31, 2014 or 2013.
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
During 2012, we recorded impairment charges of intangible assets as a result of our plan to dispose of certain businesses. See description of the impairment charges in Note 6 - Goodwill and other intangibles.
Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating goodwill might be impaired. Guidance related to goodwill impairment testing provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. If we perform a qualitative assessment, the Company considers various events and circumstances when evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary.
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
We did not perform a qualitative assessment for any of our reporting units as part of our impairment test, and instead began with Step 1 of the goodwill impairment analysis. No impairment existed for any of our reporting units at December 31, 2014 or 2013.
During 2013 and 2012, we wrote off goodwill based on a reassessment of the carrying values of certain discontinued operations. See description of the write-offs in Note 6 - Goodwill and other intangibles.
Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts related to our 10-year contract with Anthem (formerly known as WellPoint) under which we provide pharmacy benefit management services to Anthem and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco are being amortized using a modified pattern of benefit method over an estimated useful life of 2 to 16 years. The customer contract related to our asset acquisition of the SmartD Medicare Prescription Drug Plan is being amortized over an estimated useful life of 10 years. All other intangible assets, excluding legacy ESI trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles, 10 years for trade names and 3 to 30 years for other intangible assets (see Note 6 - Goodwill and other intangibles).
Self-insurance accruals. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our experience (see Note 12 - Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.
Fair value of financial instruments. The carrying values of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our term facility was estimated using the current rates offered to us for debt with similar maturity (see Note 2 - Fair value measurements).
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
Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs; bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions; and providing fertility services to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Historically, adjustments to our original estimates have been immaterial. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.
Revenues from our PBM segment are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network. These revenues include administrative fees received from these programs.
Revenues related to the distribution of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenues. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. We, not our clients, are obligated to pay the retail pharmacies in our networks the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal and, as such, we record the total prescription price contracted with clients in revenues.
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
In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $10,272.7 million, $12,620.3 million and $11,668.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in revenues and cost of revenues.

Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period and accruals are recorded as an offset to revenues if we determine our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have been immaterial.
Revenues from our Other Business Operations segment are earned from the distribution of pharmaceuticals and medical supplies to providers, clinics and hospitals, performance-oriented fees paid by Specialty Pharmacy manufacturers, revenues from late-stage clinical trials, risk management and drug safety services associated with UBC and other non-product related revenues.
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
Rebate accounting. We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates and administrative fees earned for the administration of this program, performed in conjunction with claims processing and home delivery services provided to clients, are recorded as a reduction of cost of revenues and the portion of the rebate and administrative fees payable to customers is treated as a reduction of revenues. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers; historically, these adjustments have not been material. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.
Medicare Part D offerings. Our revenues include premiums associated with our Medicare Part D Prescription Drug Plan (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in Medicare Part D Prescription Drug Program (“Medicare Part D”) plans sponsored by us pursuant to our contracts with the Centers for Medicare & Medicaid Services (“CMS”). We also offer numerous customized benefit plan designs to Employer-Sponsored Group Waiver Plans (“EGWPs”) under the Medicare Part D prescription drug benefit.
The Medicare Part D PDP premiums are determined based on our annual bid and related contractual arrangements with CMS and are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses on the consolidated balance sheet. There is a possibility the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience and record an adjustment to revenues with a corresponding receivable from or payable to CMS reflected on the consolidated balance sheet.
In addition to Medicare Part D PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Non-low-income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. If there is cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, a component of revenues on the consolidated statement of operations.

Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare Part D PDP product offerings. These amounts are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum. The subsidy is reflected as an offsetting credit in cost of revenues to the extent catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses on the consolidated balance sheet. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled.
Cost of revenues. Cost of revenues includes product costs, network pharmacy claims costs, co-payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “Revenue recognition” and “Rebate accounting”).
Equity income from joint venture. Surescripts enables physicians to securely access health information when caring for their patients through a fast and efficient health exchange. ESI and Medco each retain a one-sixth ownership in Surescripts, resulting in a combined one-third ownership in Surescripts. We account for the investment in Surescripts using the equity method. See Note 3 - Changes in business for further information.
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
Employee stock-based compensation. Grant-date fair values of stock options and “stock-settled” stock appreciation rights (“SSRs”) are estimated using a Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments recorded at the time of vesting for actual forfeitures. Forfeitures are estimated based on experience. We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years.
See Note 10 - Employee benefit plans and stock-based compensation plans for more information regarding stock-based compensation plans.
Pension plan. Express Scripts has elected to determine the projected benefit obligation for the cash balance pension plan as the value of the benefits to which employees participating in the plan would be entitled if they separated from service immediately. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other liabilities on the consolidated balance sheet.
See Note 11 - Pension benefits for more information regarding pension plans.
Earnings per share. Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculation for all periods (in millions):

	2014	2013	2012
Weighted-average number of common shares outstanding during the period – basic	750.3	808.6	731.3
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights, restricted stock units and executive deferred compensation units	8.8	13.0	16.0
Weighted-average number of common shares outstanding during the period – diluted(1)	759.1	821.6	747.3

(1)	Excludes awards of 2.4 million, 3.5 million and 5.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These were excluded because their effect was anti-dilutive.

Foreign currency translation. The financial statements of our foreign subsidiaries are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (credit balances of $2.1 million and $11.7 million at December 31, 2014 and 2013, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.
Comprehensive income. In addition to net income, comprehensive income (net of taxes) includes foreign currency translation adjustments. We recognized foreign currency translation adjustments of $(9.6) million, $(7.2) million and $1.9 million for the years ending December 31, 2014, 2013 and 2012, respectively.
New accounting guidance. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and early application is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In April 2014, the FASB issued authoritative guidance containing changes to the criteria for determining which disposals can be presented as discontinued operations and modifying related disclosure requirements. This statement is effective for financial statements issued for annual periods beginning after December 15, 2014. Adoption of the standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $427.8 million and $845.2 million, restricted cash and investments of $9.1 million and $22.8 million, and trading securities (included in other assets) of $25.3 million and $18.7 million, at December 31, 2014 and 2013, respectively. These assets are carried at fair value based on quoted market prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
FASB guidance allows a company to elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not elected to account for any of our eligible items using the fair value option.

The carrying value of cash and cash equivalents, restricted cash and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our term facility (Level 2) (as defined in Note 7 - Financing) was estimated using the current rates offered to us for debt with similar maturity. The carrying values, net of unamortized discounts and premiums, and the fair values of our senior notes are shown in the following table:

	December 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,338.4	$1,385.8	$1,378.5	$1,420.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.2	599.4	497.9	607.8

September 2010 Senior Notes
4.125% senior notes due 2020	505.9	531.1	506.8	519.7
2.750% senior notes due 2015	502.9	506.8	506.9	514.9
	1,008.8	1,037.9	1,013.7	1,034.6
May 2011 Senior Notes
3.125% senior notes due 2016	1,498.2	1,541.9	1,497.0	1,566.2

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.1	1,374.9	1,241.2	1,325.4
6.125% senior notes due 2041	698.5	880.5	698.4	801.0
3.500% senior notes due 2016	—	—	1,249.8	1,324.4
2.750% senior notes due 2014	—	—	899.7	917.1
	1,940.6	2,255.4	4,089.1	4,367.9
February 2012 Senior Notes
2.650% senior notes due 2017	1,493.6	1,537.0	1,490.7	1,548.0
2.100% senior notes due 2015	999.8	1,001.4	998.1	1,014.4
3.900% senior notes due 2022	983.8	1,044.8	981.9	1,003.4
	3,477.2	3,583.2	3,470.7	3,565.8
June 2014 Senior Notes
2.250% senior notes due 2019	997.9	989.3	—	—
3.500% senior notes due 2024	993.1	995.8	—	—
1.250% senior notes due 2017	499.8	495.7	—	—
	2,490.8	2,480.8	—	—
Total	$12,252.2	$12,884.4	$11,946.9	$12,562.7
The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair value of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair value of our liabilities.

3. Changes in business
Acquisitions. As a result of the Merger on April 2, 2012, Medco and ESI each became 100% owned subsidiaries of Express Scripts and former Medco and ESI stockholders became owners of Express Scripts stock, which is listed on the Nasdaq Global Select Market (“Nasdaq”). Upon closing of the Merger, former ESI stockholders owned approximately 59% of Express Scripts and former Medco stockholders owned approximately 41% of Express Scripts. Per the terms of the Merger Agreement, upon consummation of the Merger on April 2, 2012, each share of Medco common stock was converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of Express Scripts stock. Holders of Medco stock options, restricted stock units and deferred stock units received replacement awards at an exchange ratio of 1.3474 Express Scripts stock awards for each Medco award owned, which is equal to the sum of (i) 0.81 and (ii) the quotient obtained by dividing (1) $28.80 (the cash component of the Merger consideration) by (2) an amount equal to the average of the closing prices of ESI common stock on the Nasdaq for each of the 15 consecutive trading days ending with the fourth complete trading day prior to the completion of the Merger.
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
The following unaudited pro forma information presents a summary of Express Scripts’ combined results of continuing operations for the year ended December 31, 2012 as if the Merger and related financing transactions had occurred at January 1, 2012. The following pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses:

(in millions, except per share data)	Year Ended December 31, 2012
Total revenues	$109,639.2
Net income attributable to Express Scripts	1,345.5
Basic earnings per share from continuing operations	1.69
Diluted earnings per share from continuing operations	$1.66

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
Express Scripts finalized the purchase price allocation and push down accounting as of March 31, 2013. Following is a summary of Express Scripts’ estimates of the fair values of the assets acquired and liabilities assumed in the Merger:

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
ESI and Medco each retain a one-sixth ownership in Surescripts, resulting in a combined one-third ownership in Surescripts. We account for the investment in Surescripts using the equity method and have recorded equity income of $18.7 million, $32.8 million, $14.9 million and for the years ended December 31, 2014, 2013 and 2012, respectively. Our investment in Surescripts (approximately $40.3 million and $30.2 million as of December 31, 2014 and 2013, respectively) is recorded in other assets in our consolidated balance sheet.

4. Dispositions
During 2012 and 2013, we determined various businesses were no longer core to our future operations and committed to a plan to dispose of these businesses. In 2014, our European operations were substantially shut down. In 2013, we sold various portions of our UBC line of business and our acute infusion therapies line of business. In 2012, we sold EAV, Liberty and CYC. Prior to the sales of our acute infusion therapies line of business, EAV and Liberty, goodwill and intangible impairment charges were recorded. Below is a summary of 2013 and 2012 charges associated with these businesses and the impact to our consolidated statement of operations.

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
Sale of our acute infusion therapies line of business. In November 2013, we sold our acute infusion therapies line of business, which was included within our PBM segment before being classified as a discontinued operation. During 2013, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $0.5 million. The gain is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2013.
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
Sale of portions of UBC. In August 2013, we sold the portion of our UBC business related to specialty services for pre-market trials located in Wayne, Pennsylvania and recognized a gain on the sale of this business which totaled $22.1 million. In July 2013, we sold the portion of our UBC business related to providing health economics, outcomes research, data analytics and market access services located in Bethesda, Maryland and recognized a gain on the sale of this business which totaled $11.4 million. In June 2013, we sold the portion of our UBC business which primarily provided technology solutions and publications for biopharmaceutical companies located in Horsham, United Kingdom and recognized a gain on the sale of this business which totaled $18.3 million. The gains on these businesses are included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2013. Our disposed UBC operations were included within our Other Business Operations segment before being classified as discontinued operations as of December 31, 2012.

Sale of EAV. In December 2012, we sold our EAV line of business, which primarily provided home delivery pharmacy services in Germany and recognized a gain on the sale of this business, net of the sale of its assets, which totaled $3.7 million. The gain is included in the “Net loss from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations for the year ended December 31, 2012. Prior to being classified as a discontinued operation, EAV was included in our Other Business Operations segment.
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
Sale of Liberty. In December 2012, we sold our Liberty line of business, which was included within our Other Business Operations segment. Liberty sells diabetes testing supplies and is located in Port St. Lucie, Florida. Following the sale, Express Scripts worked as a back-end pharmacy supplier for portions of the Liberty business. Therefore, the Company retained certain cash flows associated with Liberty following the sale which precluded classification of this business as a discontinued operation. During 2012, we recognized a gain on the sale of this business, net of the sale of its assets, which totaled $0.5 million. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012.
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
Sale of CYC. In September 2012, we sold our CYC line of business, which was included within our Other Business Operations segment and recognized a gain on the sale of this business, net of the sale of its assets, which totaled $14.3 million. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2012. During 2013, certain working capital balances were settled, resulting in a $3.5 million gain. The gain is included in the SG&A line item in the accompanying consolidated statement of operations for the year ended December 31, 2013.
We determined the results of operations for CYC for 2012 were immaterial to both consolidated and segment results of operations, and we have, therefore, not presented these results separately as discontinued operations. Operating income, including the gain associated with the sale, totaled $14.7 million for the year ended December 31, 2012.
Disposition of Europe. During 2012, we determined our European operations, which were included within our Other Business Operations segment, were no longer core to our future operations and committed to a plan to dispose of this business. As a result, this business was classified as discontinued as of December 31, 2012. Our European operations primarily consisted of clinical and specialty pharmacy management services. During 2014, our European operations were substantially shut down.
Selected financial information. The results of operations for our acute infusion therapies line of business, various portions of UBC, as defined above, EAV and our European operations are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. As such, results of operations for the years ended December 31, 2013 and 2012 reflect these operations as discontinued. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows. Finally, assets and liabilities of these businesses held are segregated in our accompanying consolidated balances sheet as of December 31, 2013. As of December 31, 2013, total assets of discontinued operations were $31.0 million and total liabilities of discontinued operations were $1.4 million.

Selected statement of operations information. Certain information with respect to discontinued operations, as defined above, for the years ended December 31, 2013 and 2012 is summarized below.

(in millions)	2013	2012
Revenues	$521.2	$702.3
Operating loss	24.9	22.7
Income tax expense from discontinued operations	28.7	7.5
Net loss from discontinued operations, net of tax	$53.6	$32.3
5. Property and equipment
Property and equipment of our continuing operations consists of the following:

	December 31,
(in millions)	2014	2013
Land and buildings	$224.0	$215.8
Furniture	72.8	71.6
Equipment(1)	785.1	707.5
Computer software	1,638.6	1,582.3
Leasehold improvements	194.1	173.4
Total property and equipment	2,914.6	2,750.6
Less accumulated depreciation(1)	1,330.6	1,091.7
Property and equipment, net	$1,584.0	$1,658.9

(1)	Includes gross assets of $58.1 million and accumulated depreciation of $16.8 million and $5.5 million related to capital lease assets as of December 31, 2014 and 2013, respectively.
Depreciation expense for our continuing operations in 2014, 2013 and 2012 was $489.4 million, $428.8 million and $283.0 million, respectively. Internally developed software, net of accumulated amortization, for our continuing operations was $664.9 million and $619.9 million at December 31, 2014 and 2013, respectively. We capitalized $283.1 million of internally developed software during 2014.
Effective January 2013, we entered into a four-year capital lease for equipment to be used in our Fair Lawn, New Jersey facility. The assets obtained with the capital lease are included in the Equipment line disclosed in the table above. As of December 31, 2014, the remaining capitalized lease obligation was $28.4 million (see Note 12 - Commitments and contingencies).
Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation for our continuing operations was $15.8 million and $10.1 million at December 31, 2014 and 2013, respectively.
During 2011, we ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. The related lease expired during 2014.

6. Goodwill and other intangibles
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	December 31, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,290.6	$(107.1)	$29,183.5	$29,315.4	$(107.4)	$29,208.0
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,388.0	$(107.1)	$29,280.9	$29,412.8	$(107.4)	$29,305.4
Other intangible assets
PBM
Customer contracts(1)	$17,571.4	$(5,603.2)	$11,968.2	$17,602.3	$(3,926.2)	$13,676.1
Trade names	226.6	(61.3)	165.3	226.6	(39.0)	187.6
Miscellaneous(2)	116.6	(58.4)	58.2	111.6	(47.4)	64.2
	17,914.6	(5,722.9)	12,191.7	17,940.5	(4,012.6)	13,927.9
Other Business Operations
Customer relationships	120.2	(82.6)	37.6	127.3	(69.2)	58.1
Trade names	35.8	(9.9)	25.9	35.8	(6.2)	29.6
	156.0	(92.5)	63.5	163.1	(75.4)	87.7
Total other intangible assets	$18,070.6	$(5,815.4)	$12,255.2	$18,103.6	$(4,088.0)	$14,015.6

(1)
Gross PBM customer contracts balance as of December 31, 2014 reflects a decrease of $2.2 million due to the finalization of the purchase price related to the SmartD asset acquisition, as described below.

(2)
Gross PBM miscellaneous balance as of December 31, 2014 reflects an increase of $18.6 million due to recognition of deferred financing fees related to the June 2014 Senior Notes (as defined in Note 7 - Financing).

Following is a summary of the change in the net carrying value of goodwill by business segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2012	$29,223.0	$97.4	$29,320.4
Purchase price allocation adjustment(1)	(12.7)	—	(12.7)
Foreign currency translation	(2.3)	—	(2.3)
Balance at December 31, 2013	$29,208.0	$97.4	$29,305.4
Purchase price allocation adjustment(2)	(22.5)	—	(22.5)
Foreign currency translation	(2.0)	—	(2.0)
Balance at December 31, 2014	$29,183.5	$97.4	$29,280.9

(1)	Goodwill associated with the Merger has been adjusted due to the finalization of the purchase price allocation during 2013.

(2)	Goodwill has been adjusted to correct certain deferred taxes related to prior acquisitions.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $1,776.4 million, $2,037.8 million and $1,632.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2014, 2013 and 2012 includes $22.9 million, $19.6 million and $43.6 million, respectively, of fees incurred, recorded in interest expense in the consolidated statement of operations, related to our debt instruments. Additionally, amortization of $112.4 million, $114.0 million and $114.0 million for customer contracts related to the PBM agreement has been included as an offset to revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $1,746.8 million for 2015, $1,741.0 million for 2016, $1,324.2 million for 2017, $1,313.1 million for 2018 and $1,306.8 million for 2019. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible class is 5 to 20 years for customer-related intangibles, 10 years for trade names (excluding legacy ESI trade names which have an indefinite life) and 3 to 30 years for other intangible assets.
In connection with an asset acquisition and the disposition of various businesses (see Note 4 - Dispositions), and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1 - Summary of significant accounting policies), we recorded various additions and charges, as described below.
Asset acquisition of SmartD. Our PBM gross customer contract balance as of December 31, 2013 included $14.5 million related to the asset acquisition of the SmartD Medicare Part D PDP in September 2013. During 2014, we finalized the purchase price related to the customer contract, resulting in a reduction of the asset value by $2.2 million. This new intangible asset has a useful life of 10 years. The asset acquisition added approximately 87,000 covered Medicare lives to our existing Medicare Part D PDP offering.
Sale of acute infusion therapies line of business. In connection with entering into an agreement for the sale of the acute infusion therapies line of business, amounts previously classified in continuing operations have been reclassified to discontinued operations for the year ended December 31, 2012. Amounts reclassified as discontinued operations included goodwill of $39.4 million. During 2013, we recorded goodwill impairment charges associated with our acute infusion therapies line of business totaling $32.9 million. As a gain was recorded on the sale, the elimination of the remaining goodwill of $6.5 million was not recorded as an impairment.
Sale of portions of UBC. As a result of our determination that portions of the UBC business were no longer core to our future operations, amounts previously classified in continuing operations were reclassified to discontinued operations in 2012. Amounts reclassified as discontinued operations, and subsequently written off in connection with the sale of these lines of business throughout 2013, included goodwill of $88.5 million and intangible assets of $157.4 million. Intangible assets were comprised of customer relationships with a carrying value of $157.4 million (gross value of $181.4 million less accumulated amortization of $24.0 million). As a gain was recorded on the sale of these businesses, the elimination of these amounts was not recorded as an impairment.
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

7. Financing
The Company’s debt, net of unamortized discounts and premiums, consists of:

	December 31,
(in millions)	2014	2013
Long-term debt:
March 2008 Senior Notes
7.125% senior notes due 2018	$1,338.4	$1,378.5

June 2009 Senior Notes
7.250% senior notes due 2019	498.2	497.9

September 2010 Senior Notes
4.125% senior notes due 2020	505.9	506.8
2.750% senior notes due 2015	502.9	506.9
	1,008.8	1,013.7
May 2011 Senior Notes
3.125% senior notes due 2016	1,498.2	1,497.0

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.1	1,241.2
6.125% senior notes due 2041	698.5	698.4
3.500% senior notes due 2016	—	1,249.8
2.750% senior notes due 2014	—	899.7
	1,940.6	4,089.1
February 2012 Senior Notes
2.650% senior notes due 2017	1,493.6	1,490.7
2.100% senior notes due 2015	999.8	998.1
3.900% senior notes due 2022	983.8	981.9
	3,477.2	3,470.7
June 2014 Senior Notes
2.250% senior notes due 2019	997.9	—
3.500% senior notes due 2024	993.1	—
1.250% senior notes due 2017	499.8	—
	2,490.8	—
Term facility due August 29, 2016 with an average interest rate of 1.90% at December 31, 2014 and 1.92% at December 31, 2013	1,315.8	2,000.0
Other	—	0.1
Total debt	13,568.0	13,947.0
Less: Current maturities of long-term debt	2,555.3	1,584.0
Total long-term debt	$11,012.7	$12,363.0
BANK CREDIT FACILITIES
In August 2011, we entered into a credit agreement (the “credit agreement”) with a commercial bank syndicate providing for a five-year $4,000.0 million term loan facility (the “term facility”) and a $1,500.0 million revolving loan facility (the “revolving facility”). The term facility was used to pay a portion of the cash consideration in connection with the Merger (as described in Note 3 - Changes in business), to repay existing indebtedness and to pay related fees and expenses. Subsequent to consummation of the Merger on April 2, 2012, the revolving facility is available for general corporate purposes. The term facility and the revolving facility both mature on August 29, 2016. As of December 31, 2014, no amounts were drawn under the revolving facility. The Company makes quarterly principal payments on the term facility. As of December 31, 2014, $1,315.8 million is outstanding under the term facility with an average interest rate of 1.90%, of which $1,052.6 million is considered current maturities of long-term debt.
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
In December 2014, the Company entered into credit agreements providing for three uncommitted revolving credit facilities (the “2014 credit facilities”), each for $150.0 million, which are available for general corporate purposes. The 2014 credit facilities are available from December 17, 2014 until December 16, 2015, from January 2, 2015 until January 2, 2016 and from December 19, 2014 until December 19, 2015, respectively. As of December 31, 2014, no amounts were drawn under the 2014 credit facilities. The maturity date of each loan drawn under the 2014 credit facilities can be specified by the Company in the borrowing request but shall not be more than three months from the date of such loan and shall be on or prior to the termination date. The credit facilities require interest to be paid at LIBOR plus an agreed upon rate at the time of borrowing.
SENIOR NOTES
Following the consummation of the Merger on April 2, 2012, several series of senior notes issued by Medco are reported as debt obligations of Express Scripts.
The March 2008 senior notes (the “March 2008 Senior Notes”) consist of $1,200.0 million aggregate principal amount of 7.125% senior notes due 2018. The March 2008 Senior Notes require interest to be paid semi-annually on March 15 and September 15 and are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any March 2008 Senior Notes being redeemed, plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The March 2008 Senior Notes, issued by Medco, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries.
The June 2009 senior notes (the “June 2009 Senior Notes”) consist of $500.0 million aggregate principal amount of 7.250% senior notes due 2019. The June 2009 Senior Notes require interest to be paid semi-annually on June 15 and December 15 and are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The June 2009 Senior Notes, issued by ESI, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by us and most of our current and future 100% owned domestic subsidiaries.
The September 2010 senior notes (the “September 2010 Senior Notes”) consist of:

•	$500.0 million aggregate principal amount of 2.750% senior notes due 2015 (the “September 2015 Senior Notes”)

•	$500.0 million aggregate principal amount of 4.125% senior notes due 2020 (the “September 2020 Senior Notes”)
The September 2010 Senior Notes require interest to be paid semi-annually on March 15 and September 15 and are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any September 2015 Senior Notes being redeemed, or 25 basis points with respect to any September 2020 Senior Notes being redeemed, plus, in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The September 2010 Senior Notes, issued by Medco, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries.
The May 2011 senior notes consist of $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016 (the “May 2011 Senior Notes”). The May 2011 Senior Notes require interest to be paid semi-annually on May 15 and November 15 and are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any May 2011 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The May 2011 Senior Notes, issued by ESI, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by us and most of our current and future 100% owned domestic subsidiaries.
The November 2011 senior notes (the “November 2011 Senior Notes”) consist of:

•	$1,250.0 million aggregate principal amount of 4.750% senior notes due 2021 (the “2021 Senior Notes”)

•	$700.0 million aggregate principal amount of 6.125% senior notes due 2041 (the “2041 Senior Notes”)
The November 2011 Senior Notes require interest to be paid semi-annually on May 15 and November 15 and are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 45 basis points with respect to any 2021 Senior Notes being redeemed or 50 basis points with respect to any 2041 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The November 2011 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries.
In 2014, $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 were redeemed using the proceeds from the June 2014 Senior Notes (defined below). Total cash payments related to the redemption of these notes were $1,321.5 million, which included $71.5 million of redemption costs which are reflected within the “Interest expense and other” line item of the consolidated statement of operations for the year ended December 31, 2014. Also in 2014, $900.0 million aggregate principal amount of 2.750% senior notes due 2014 matured and were redeemed.
The February 2012 senior notes (the “February 2012 Senior Notes”) consist of:

•	$1,000.0 million aggregate principal amount of 2.100% senior notes due 2015 (“February 2015 Senior Notes”)

•	$1,500.0 million aggregate principal amount of 2.650% senior notes due 2017 (“February 2017 Senior Notes”)

•	$1,000.0 million aggregate principal amount of 3.900% senior notes due 2022 (“February 2022 Senior Notes”)
The February 2015 Senior Notes require interest to be paid semi-annually on February 12 and August 12. The February 2017 Senior Notes and the February 2022 Senior Notes require interest to be paid semi-annually on February 15 and August 15. The February 2012 Senior Notes are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 30 basis points with respect to any February 2015 Senior Notes being redeemed, 35 basis points with respect to any February 2017 Senior Notes being redeemed, or 40 basis points with respect to any February 2022 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The February 2012 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries.

The June 2014 senior notes (the “June 2014 Senior Notes”) consist of:

•	$500.0 million aggregate principal amount of 1.250% senior notes due 2017 (“June 2017 Senior Notes”)

•	$1,000.0 million aggregate principal amount of 2.250% senior notes due 2019 (“June 2019 Senior Notes”)

•	$1,000.0 million aggregate principal amount of 3.500% senior notes due 2024 (“June 2024 Senior Notes”)
The June 2017 Senior Notes require interest to be paid semiannually on June 2 and December 2. The June 2019 Senior Notes and the June 2024 Senior Notes require interest to be paid semiannually on June 15 and December 15. The June 2014 Senior Notes are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 10 basis points with respect to any June 2017 Senior Notes being redeemed, 15 basis points with respect to any June 2019 Senior Notes being redeemed, or 20 basis points with respect to any June 2024 Senior Notes being redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The June 2014 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries.
FINANCING COSTS
Financing costs of $13.3 million for the issuance of the June 2009 Senior Notes are being amortized over a weighted-average period of 5.2 years. Financing costs of $10.9 million for the issuance of the May 2011 Senior Notes are being amortized over 5 years. Financing costs of $29.9 million for the issuance of the November 2011 Senior Notes are being amortized over a weighted-average period of 12.1 years. Financing costs of $22.5 million for the issuance of the February 2012 Senior Notes are being amortized over a weighted-average period of 6.2 years. Financing costs of $18.6 million for the issuance of the June 2014 Senior Notes are being amortized over a weighted-average period of 6.6 years. Financing costs of $36.1 million related to the term facility and revolving facility are being amortized over 4.4 years.
Deferred financing costs are reflected in miscellaneous intangible assets, net in the accompanying consolidated balance sheet.
COVENANTS
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, minimum interest coverage ratios and maximum leverage ratios. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2014, we were in compliance with all covenants associated with our debt instruments, including the credit agreement and our senior notes.
Following is a schedule of current maturities, excluding unamortized discounts and premiums, for our long-term debt as of December 31, 2014 (in millions):

Year Ended December 31,
2015	$2,552.6
2016	1,763.2
2017	2,000.0
2018	1,200.0
2019	1,500.0
Thereafter	4,450.0
$13,465.8

8. Income taxes
The provision for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2014	2013	2012
Income (loss) from continuing operations before income taxes:
United States	$3,082.8	$2,987.6	$2,185.8
Foreign	(16.6)	42.7	14.6
Total	$3,066.2	$3,030.3	$2,200.4
Current provision (benefit):
Federal	$1,315.8	$1,483.4	$1,009.5
State	146.1	192.3	216.8
Foreign	(0.2)	2.0	0.7
Total current provision	1,461.7	1,677.7	1,227.0
Deferred benefit:
Federal	(395.6)	(520.0)	(358.5)
State	(32.0)	(45.3)	(29.8)
Foreign	(2.9)	(8.4)	(0.7)
Total deferred benefit	(430.5)	(573.7)	(389.0)
Total current and deferred provision	$1,031.2	$1,104.0	$838.0
We consider our foreign earnings to be indefinitely reinvested, and accordingly have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $96.2 million, $82.2 million and $65.6 million as of December 31, 2014, 2013 and 2012, respectively.
A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2014, 2013 and 2012 is immaterial):

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	2.6	5.1
Non-controlling interest	(0.3)	(0.3)	(0.3)
Investment in foreign subsidiaries	—	(0.7)	(3.0)
Other, net	(3.1)	(0.2)	1.3
Effective tax rate	33.6%	36.4%	38.1%
During 2014, we recognized a net discrete benefit of $113.9 million primarily attributable to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, partially offset by charges related to interest on and changes in our unrecognized tax benefits. In 2013, we recognized a net discrete benefit of $51.2 million primarily attributable to investments in certain foreign subsidiaries which we recognized as a result of various divestitures, deferred tax implications of newly enacted state laws, and income not recognized for tax purposes.
The effective tax rate recognized in discontinued operations was (115.1)% and (30.5)% for the years ended December 31, 2013 and 2012, respectively. Our income tax provision from discontinued operations was $28.7 million and $7.5 million for 2013 and 2012, respectively.

The deferred tax assets and liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$41.8	$70.9
Note premium	61.9	81.6
Tax attributes	99.8	85.9
Equity compensation	166.3	268.7
Accrued expenses	365.4	406.0
Benefit of uncertain tax positions	203.5	181.8
Other	42.0	22.8
Gross deferred tax assets	980.7	1,117.7
Less valuation allowance	87.5	66.9
Net deferred tax assets	893.2	1,050.8
Deferred tax liabilities:
Depreciation and property differences	(356.5)	(434.3)
Goodwill and intangible assets	(5,044.4)	(5,585.9)
Other	(24.7)	(15.8)
Gross deferred tax liabilities	(5,425.6)	(6,036.0)
Net deferred tax liabilities	$(4,532.4)	$(4,985.2)
As of December 31, 2014, we have deferred tax assets for state and foreign net operating loss carryforwards of approximately $46.8 million and $44.0 million, respectively. The state and foreign net operating loss carryforwards, if otherwise not utilized, will expire between 2015 and 2034. We have provided a valuation allowance of $85.5 million against these deferred tax assets.
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2014	2013	2012
Balance at January 1	$1,061.5	$500.8	$32.4
Additions for tax positions related to prior years(1)(2)	106.1	637.3	392.7
Reductions for tax positions related to prior years(1)(2)	(40.6)	(92.0)	(1.3)
Additions for tax positions related to the current year	66.7	41.7	83.7
Reductions attributable to settlements with taxing authorities	(60.1)	(3.5)	—
Reductions as a result of a lapse of the applicable statute of limitations	(16.4)	(22.8)	(6.7)
Balance at December 31	$1,117.2	$1,061.5	$500.8

(1)	Amounts for 2013 include $50.4 million additions and $8.3 million reductions of Medco income tax contingencies recorded through the allocation of Medco’s purchase price.

(2)	Amounts for 2014 and 2013 include reductions and additions related to a claimed loss in 2012 on the disposition of Liberty.
All but an immaterial amount of our unrecognized tax benefits of $1,117.2 million, would impact our effective tax rate, if recognized.
We recorded $23.5 million of interest and penalties to the provision for income taxes in our consolidated statement of operations for the year ended December 31, 2014 as compared to $22.8 million and $19.6 million for the years ended December 31, 2013 and 2012, respectively. We also recorded interest and penalties through acquisition accounting for the Merger of $2.4 million and $55.4 million in 2013 and 2012, respectively. This resulted in $116.7 million and $105.8 million of accrued interest and penalties in our consolidated balance sheet as of December 31, 2014 and 2013, respectively.
During 2014, we reached final settlement of Medco’s 2008, 2009 and 2010 consolidated United States federal income tax returns, filed prior to the Merger. We also reached final settlement on various state examinations. The federal and state settlements resulted in a reduction to our unrecognized tax benefits of $60.1 million, of which an immaterial amount impacted the Company’s effective tax rate. The Internal Revenue Service (“IRS”) is currently examining ESI’s 2010 and 2011 and Express Scripts’ combined 2012 consolidated United States federal income tax returns. Our federal income tax audit uncertainties primarily relate to both the valuation and timing of deductions, while various state income tax audit uncertainties primarily relate to the attribution of overall taxable income to those states. We have taken positions in certain taxing jurisdictions for which it is reasonably possible the total amounts of unrecognized tax benefits may decrease by up to $100 million within the next twelve months as a result of the finalization of income tax audits and lapses of statutes of limitations.
The Company is currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). No net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the exact amount.
9. Common stock
Accelerated share repurchases. On December 9, 2013, as part of our Share Repurchase Program described below, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $1,500.0 million (the “2013 ASR Program”) under an Accelerated Share Repurchase agreement (the “2013 ASR Agreement”). Under the terms of the 2013 ASR Agreement, upon payment of the purchase price, we received an initial delivery of 20.1 million shares of our common stock at a price of $67.16 per share, which represented, based on the closing share price of our common stock on Nasdaq on December 9, 2013, approximately 90% of the $1,500.0 million amount of the 2013 ASR Program. The final purchase price per share (the “forward price”) and the final number of shares received was determined using the arithmetic mean of the daily volume-weighted average price of the Company’s common stock (the “VWAP”) over the term of the 2013 ASR Program less a discount granted under the 2013 ASR Agreement. In April 2014, we settled the 2013 ASR Agreement and received 0.6 million additional shares, resulting in a total of 20.7 million shares received under the 2013 ASR Agreement.
The 2013 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded this transaction as an increase to treasury stock of $1,350.1 million, and recorded the remaining $149.9 million as a decrease to additional paid-in capital in the consolidated balance sheet at December 31, 2013. The $149.9 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the 2013 ASR Program on April 16, 2014. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2013 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2013 ASR Agreement. The remaining 0.6 million shares received for the settlement to the ASR Program reduced weighted-average common shares outstanding for the year ended December 31, 2014.
Treasury share repurchases. Upon consummation of the Merger on April 2, 2012, all ESI shares held in treasury were no longer outstanding and were cancelled and retired and ceased to exist. Express Scripts eliminated the value of treasury shares, at cost, immediately prior to the Merger as a reduction to retained earnings and paid-in capital.
In each of March 2014 and December 2014, the Board of Directors of Express Scripts approved an increase in the authorized number of shares that may be purchased under the share repurchase program (the “Share Repurchase Program”), originally announced and executed during 2013. Each authorization approved an additional 65.0 million, for a total authorization of 205.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction) of the Company’s common stock. There is no limit on the duration of the Share Repurchase Program.
Including the shares repurchased through the 2013 ASR Program, we repurchased 62.1 million and 60.4 million shares for $4,642.9 million and $3,905.3 million during the years ended December 31, 2014 and 2013, respectively. Repurchases during 2013 included 1.2 million shares of common stock for an aggregate purchase price of $68.4 million that were held on behalf of participants who acquired such shares upon the consummation of the Merger as a result of conversion of Medco shares previously held in Medco’s 401(k) plan. As previously announced, the Express Scripts 401(k) Plan no longer offers an investment fund option consisting solely of shares of Express Scripts common stock, and previously held shares were to be sold on or about the first anniversary of the Merger. This repurchase was not considered part of the Share Repurchase Program. As of December 31, 2014, there were 83.7 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. Current year repurchases were funded through internally generated cash and debt.

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
For the years ended December 31, 2014, 2013 and 2012, we had contribution expense of approximately $75.3 million, $79.9 million and $67.6 million, respectively. Contributions under all plans are subject to aggregate limits required under the Internal Revenue Code.
Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all domestic employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2014, 2013 and 2012, approximately 224,000, 289,000 and 229,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 1.6 million shares at December 31, 2014.
Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2014, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options elected by the participants. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consist of mutual funds (see Note 1 - Summary of significant accounting policies). We incurred net compensation expense of approximately $0.6 million, $1.2 million and $1.0 million in 2014, 2013 and 2012, respectively. At December 31, 2014, approximately 5.9 million shares of our common stock have been reserved for future issuance under the plan. We have $0.3 million and $0.3 million of unearned compensation related to unvested shares that are part of our deferred compensation plan at December 31, 2014 and 2013, respectively.
Stock-based compensation plans in general. In 2011, ESI’s Board of Directors adopted the ESI 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by ESI’s stockholders and became effective June 1, 2011. Upon consummation of the Merger, the Company assumed sponsorship of the 2011 LTIP. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30.0 million. The maximum term of stock options, SSRs, restricted stock units, restricted stock awards and performance shares granted under the 2011 LTIP is 10 years. As of December 31, 2014, approximately 20.6 million shares of our common stock are available for issuance under this plan.
Subsequent to the effective date of the 2011 LTIP, no additional awards have been or will be granted under the 2000 Long-Term Incentive Plan (the “2000 LTIP”), which provided for the grant of various equity awards with various terms to ESI’s officers, directors and key employees selected by the Compensation Committee of the Board of Directors. However, this plan is still in existence as there are outstanding grants under this plan. Under the 2000 LTIP, ESI issued stock options, SSRs, restricted stock units, restricted stock awards and performance share awards, which awards were converted into awards relating to Express Scripts common stock upon closing of the Merger. Prior to the Merger, awards were typically settled using treasury shares. Upon close of the Merger, treasury shares of ESI were cancelled and subsequent awards were settled by issuance of new shares. The maximum term of stock options, SSRs, restricted stock units, restricted stock awards and performance shares granted under the 2000 LTIP is 10 years.
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
The tax benefit related to employee stock compensation recognized during the years ended December 31, 2014, 2013 and 2012 was $37.3 million, $60.0 million and $153.9 million, respectively.
Effective upon the closing of the Merger, the Company assumed the sponsorship of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”), allowing Express Scripts to issue awards under this plan. As of December 31, 2014, 12.4 million shares are available under this plan. Under the 2002 Stock Incentive Plan, Medco granted, and, following the Merger, Express Scripts has granted and may continue to grant, stock options, restricted stock units and other types of awards to officers, employees and directors. Medco’s awards granted under the 2002 Stock Incentive Plan are subject to accelerated vesting upon change in control and termination.
As part of the consideration transferred in the Merger, Express Scripts issued 41.5 million replacement stock options to holders of Medco stock options, valued at $706.1 million, and 7.2 million replacement restricted stock units to holders of Medco restricted stock units, valued at $174.9 million. See Note 3 - Changes in business, for further description of valuation.
Restricted stock units and performance shares. Express Scripts grants restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees. Restricted stock granted under the 2000 LTIP and 2011 LTIP, as well as restricted stock granted subsequent to the Merger under the 2002 Stock Incentive Plan, generally have three-year graded vesting. Performance shares granted under the 2000 LTIP, 2011 LITP and the 2002 Stock Inventive Plan, as well as restricted shares granted prior to the Merger under the 2002 Stock Incentive Plan, generally have three-year cliff vesting. Prior to vesting, shares are subject to forfeiture without consideration upon termination of employment under certain circumstances. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. The original value of the performance share grants is subject to a multiplier of up to 2.5 based on certain performance metrics.
Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2014 and 2013, unearned compensation related to restricted stock units and performance shares was $42.0 million and $52.5 million, respectively. We recorded pre-tax compensation expense related to restricted stock units and performance share grants of $63.0 million, $87.4 million and $190.0 million in 2014, 2013 and 2012, respectively. The fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $81.9 million, $136.7 million and $213.8 million, respectively. The weighted-average remaining recognition period for restricted stock units and performance shares is 1.9 years.
A summary of the status of restricted stock units and performance shares as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below.

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	3.1	$56.58
Granted	0.9	76.95
Other(1)	0.1	56.50
Released	(1.5)	56.18
Forfeited/cancelled	(0.2)	63.22
Outstanding at December 31, 2014	2.4	64.06
Vested and deferred at December 31, 2014	0.1	56.50
Non-vested at December 31, 2014	2.3	$64.16

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.

Stock options and SSRs. Express Scripts may grant stock options and SSRs to certain officers, directors and employees to purchase shares of Express Scripts Holding Company common stock at fair market value on the date of grant. The SSRs and stock options granted under the 2000 LTIP, 2011 LTIP and 2002 Stock Incentive Plan generally have three-year graded vesting.
Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. As of December 31, 2014 and 2013, unearned compensation related to SSRs and stock options was $28.7 million and $43.8 million, respectively. We recorded pre-tax compensation expense related to SSRs and stock options of $48.0 million, $77.3 million and $220.0 million in 2014, 2013 and 2012, respectively. The increase for the year ended December 31, 2012 resulted from stock-based compensation expense acceleration associated with the termination of certain Medco employees. The weighted-average remaining recognition period for stock options and SSRs is 1.9 years.
A summary of the status of stock options and SSRs as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below.

	Shares (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at beginning of year	31.9	$43.56
Granted	3.1	76.93
Exercised	(13.6)	39.92
Forfeited/cancelled	(0.8)	63.33
Outstanding at end of period	20.6	50.26	4.9	$709.0
Awards exercisable at period end	14.5	$44.15	4.5	$589.4

(1)	Amount by which the market value of the underlying stock exceeds the exercise price of the option.
For the years ended December 31, 2014 and 2013, the windfall tax benefit related to stock options exercised during the year was $94.0 million and $42.7 million, respectively, and is classified as a financing cash inflow on the consolidated statement of cash flows.
The fair value of stock options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected life of option	3-5 years	4-5 years	2-5 years
Risk-free interest rate	0.7%-1.8%	0.6%-1.7%	0.3%-0.9%
Expected volatility of stock	21%-29%	27%-37%	29%-38%
Expected dividend yield	None	None	None
Weighted-average volatility of stock	27.4%	34.1%	35.5%
The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding options. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.
Cash proceeds, intrinsic value related to total stock options exercised, and weighted-average fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 are provided in the following table:

(in millions, except per share data)	2014	2013	2012
Proceeds from stock options exercised	$542.4	$524.0	$401.0
Intrinsic value of stock options exercised	476.3	362.0	359.6
Weighted-average fair value per share of options granted during the year	$17.98	$17.17	$15.13

11. Pension benefits
Net pension benefit. In connection with the Merger, Express Scripts assumed sponsorship of Medco’s pension benefit obligation, which was re-measured and recorded at fair value on the date of the Merger.
Express Scripts has elected to determine the projected benefit obligation as the value of the benefits to which employees would be entitled if they separated from service immediately. Under this approach, the liability is equal to the employee’s account value as of the measurement date.
Medco amended its defined benefit pension plan, freezing the benefit for all participants effective in 2011. After the plan freeze, participants no longer accrue any benefits under the plan, and the plan has been closed to new entrants since February 2011. However, account balances continue to be credited with interest until paid.
For the years ended December 31, 2014, 2013 and 2012 the net benefit for the Company’s pension plan consisted of the following components:

	Year Ended December 31,
(in millions)	2014	2013	2012
Interest cost	$0.4	$0.5	$0.3
Actual return on plan assets	(6.3)	(15.3)	(7.0)
Net actuarial loss (gain)	0.1	(0.4)	0.1
Net benefit	$(5.8)	$(15.2)	$(6.6)
Changes in plan assets, benefit obligation and funded status. Summarized information about the pension plan’s funded status and the changes in plan assets and the projected benefit obligation for the years ended December 31, 2014 and 2013 are as follows:

(in millions)	2014	2013
Fair value of plan assets at beginning of year	$179.4	$207.5
Actual return on plan assets	6.3	15.3
Benefits paid	(35.0)	(43.4)
Fair value of plan assets at end of year	150.7	179.4
Projected benefit obligation at beginning of year	225.8	269.1
Interest cost	0.4	0.5
Net actuarial loss (gain)	0.1	(0.4)
Benefits paid	(35.0)	(43.4)
Projected benefit obligation at end of year	191.3	225.8
Underfunded status at end of year	$40.6	$46.4
As a result of the plan freeze, the accumulated benefit obligation and the projected benefit obligation amounts for the defined benefit pension plan are equal at December 31, 2014 and 2013, and are recognized in other liabilities on the accompanying consolidated balance sheet.
Actuarial assumptions. The Company has elected an accounting policy that measures the pension plan’s benefit obligation as if participants were to separate immediately. As a result, a discount rate is not used to value the pension benefit obligation. Also, since the pension plan is frozen, a rate of compensation increase is not applicable.
Our return on plan assets is calculated based on the actual fair value of plan assets. We recognize actual gains and losses on pension plan assets immediately in our consolidated operating results. Amounts are recorded each period based on estimates, and adjusted annually when actual results of the plan are measured at December 31st.
Pension plan assets. The Company believes the oversight of the investments held under its pension plan is rigorous and the investment strategies are prudent. Beginning in 2013, we have adopted a dynamic asset allocation policy. The intent of this policy is to allocate funds to investments with lower expected risk profiles as the funded ratio of the pension plan improves. The investment objectives of the Company’s qualified pension plan are designed to provide liquidity to meet benefit payments and expenses payable from the plan to offer a reasonable probability of achieving asset growth to reduce the underfunded status of the plan and to manage the plan’s assets in a liability framework. The precise amount for which the benefit obligation will be settled depends on future events, including interest rates and the life expectancy of the plan’s members. The obligation is estimated using actuarial assumptions based on the current economic environment.
See Note 2 - Fair value measurements for a description of the fair value hierarchy. Investments classified as Level 2 include units held in common collective trust funds and mutual funds, which are valued based on the net asset values (“NAV”)reported by the funds’ investment managers, and a short-term fixed income investment fund which is valued using other significant observable inputs such as quoted prices for comparable securities. Investments classified as Level 3 include units of a hedge fund offered through a private placement. The units are valued monthly using a NAV. The hedge fund’s NAV is based on the fair value (reported NAVs) of each fund’s underlying fund investments and includes cash equivalents, and any accrued payables or receivables. Both the hedge fund and its underlying investments are priced using fair value pricing sources and techniques. The plan may redeem its shares quarterly at the stated NAV after a one year lock-up. As of December 31, 2014 and 2013, the pension plan does not hold any investments classified as Level 1.
The following table sets forth the target allocation for 2015 by asset class and the plan assets at fair value at December 31, 2014 and 2013 by level within the fair value hierarchy:

($ in millions) Asset Class	Target Allocation 2015(1)	Percent of Plan Assets at December 31, 2014	Plan Assets at December 31, 2014	Level 2		Level 3
Cash equivalents	2%	2%	$3.0	$3.0		$—
United States equity securities	9%	7%
United States large-cap			9.5	9.5	(2)	—
United States small/mid-cap			1.8	1.8	(3)	—
International equity securities	10%	12%	18.3	18.3		—
Fixed income	55%	51%	76.8	76.8	(4)	—
Hedge fund(5)	20%	23%	34.4	—		34.4
Global real estate	4%	5%	6.9	6.9		—
Total		100%	$150.7	$116.3		$34.4

($ in millions) Asset Class	Percent of Plan Assets at December 31, 2013	Plan Assets at December 31, 2013	Level 2		Level 3
Cash equivalents	2%	$3.3	$3.3		$—
United States equity securities	9%
United States large-cap		11.0	11.0	(2)	—
United States small/mid-cap		4.7	4.7	(3)	—
International equity securities	15%	27.9	27.9		—
Fixed income	45%	80.6	80.6	(4)	—
Hedge fund(5)	24%	42.9	—		42.9
Global real estate	5%	9.0	9.0		—
Total	100%	$179.4	$136.5		$42.9

(1)	The amounts disclosed reflect our target allocation based on the funded ratio of the plan at December 31, 2014, and are subject to change based on the funded ratio of the plan during the year.

(2)	Consists of common collective trusts that invest in common stock of S&P 500 companies and United States large-cap common stock.

(3)	Consists of a common collective trust that invests in United States mid-cap common stock.

(4)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.

(5)	The inclusion of a hedge fund serves to further diversify the fund and the volatility of the hedge fund portfolio returns are expected to be less than that of global equities.

For measurements using significant unobservable inputs (Level 3) during 2014 and 2013, a reconciliation of the beginning and ending balances is as follows:

(in millions)	Hedge Fund
Balance at December 31, 2012	$—
Net purchases, sales and issuances	42.0
Unrealized gains	0.9
Balance at December 31, 2013	$42.9
Net purchases, sales and issuances	(10.0)
Unrealized gains	1.5
Balance at December 31, 2014	$34.4
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe the plan valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
Cash flows.
Employer Contributions. Under the current actuarial assumptions, there is no minimum contribution required for the 2014 plan year. The Company does not expect to contribute any cash payments during 2015.
Estimated Future Benefit Payments. As of December 31, 2014, the following benefit payments are expected to be made (in millions):

Year Ended December 31,	Estimated Future Benefit Payments
2015	$12.0
2016	11.6
2017	10.9
2018	11.1
2019	11.2
2020-2024	54.2
12. Commitments and contingencies
Lease agreements. We have entered into noncancellable agreements to lease certain offices, distribution facilities and operating equipment with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. Rental expense under the office and distribution facilities leases of our continuing operations in 2014, 2013 and 2012 was $59.7 million, $83.8 million and $103.6 million, respectively. The future minimum lease payments, including interest, due under noncancellable leases are shown below (in millions):

Year Ended December 31,	Minimum Operating Lease Payments	Minimum Capital Lease Payments
2015	$60.7	$14.4
2016	58.1	14.4
2017	48.6	0.2
2018	44.6	—
2019	28.7	—
Thereafter	100.3	—
Total	$341.0	$29.0
Effective January 2013, we entered into a four-year capital lease for equipment to be used in our Fair Lawn, New Jersey facility. The lease terminates in December 2016 and contains an option for the Company to purchase the equipment for one dollar at that time. As of December 31, 2014, the capitalized lease obligation was $28.4 million.

Purchase commitments. As of December 31, 2014, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to experience and current business plans. These future purchase commitments are summarized below (in millions):

Year Ended December 31,	Future Purchase Commitments
2015	$120.8
2016	64.0
2017	30.3
2018	1.5
2019	1.6
Thereafter	1.5
Total	$219.7
Other contingencies. For the year ended December 31, 2014, approximately 70.4% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Except for customer concentration described in Note 13 - Segment information, we believe no other concentration risks exist at December 31, 2014.
Legal contingencies. In the ordinary course of business there have arisen various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable. We disclose the amount of the accrual if the consolidated financial statements would be otherwise misleading, which was not the case for the years ended December 31, 2014 and 2013.
We record self-insurance accruals based upon estimates of the aggregate liability of claim costs (including defense costs) in excess of our insurance coverage (see Note 1 - Summary of significant accounting policies, “Self-insurance accruals”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. If the range of possible loss is broad, the liability accrual is based on the low end of the range.
When a loss contingency is not believed to be both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is believed to be at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose an estimate cannot be made.
The legal proceedings, investigations, government inquires and claims pending against us or our subsidiaries include multi-district litigation, class action lawsuits, antitrust allegations, qui tam lawsuits (“whistleblower” actions) and various governmental inquiries and informational subpoenas.
The assessment of whether a loss is probable and reasonably estimable involves a series of complex judgments about future events. We are often unable to estimate a range of loss due to significant uncertainties, particularly where (i) the damages sought are unspecified or indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large number of parties; (iv) class action status may be sought and certified; (v) it is questionable whether asserted claims or allegations will survive dispositive motion practice; (vi) the impact of discovery on the legal process is unknown; (vii) the settlement posture of the parties is not determined and/ or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss.
For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an unexpected adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.
Subsequent to the Merger, we have experienced an increase in the number of inquiries, subpoenas and qui tam lawsuits and in the volume of information requested related thereto. Certain data requests have included several years of information from legacy acquired systems that in some cases may not be readily available. The process of locating the data requested is time consuming and labor intensive, but is required to be responsive and cooperate with the various inquiries.
We cannot predict the timing or outcome of the matters described below.

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that ESI and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. In March 2014, the Ninth Circuit Court of Appeals remanded the case to the district court for further proceedings.

•
(i) Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (ii) North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (iii) Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending. Oral arguments were held in January 2012.

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. A complaint was filed by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging: (1) a collective action under the federal Fair Labor Standards Act for failure to pay wages and overtime; and (2) a class action for breach of contract. The parties have agreed to stay the lawsuit in favor of early investigation and mediation.

•	We are the subject of various qui tam matters.

◦
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland v. Medco Health Solutions, Inc., et al (Medco’s former subsidiary PolyMedica). The complaint alleges PolyMedica violated the False Claims Act. In February 2014, the bankruptcy court, presiding over PolyMedica’s Chapter 11 case, granted ATLS Acquisition LLC’s and PolyMedica’s motion for summary judgment on all relators’ claims in full, but the case remains stayed with respect to Medco.

◦
United States ex rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. Greenfield filed an amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014.

◦
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. The complaint alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states. In January 2015, the state of Washington filed a motion to amend its complaint in intervention to assert claims against Accredo, and Accredo filed a brief in opposition thereto in February 2015.

•	We have received and are cooperating with various subpoenas from government agencies requesting information.
While we believe our services and business practices are in substantial compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these actions at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties or injunctive or administrative remedies.

13. Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported. During 2014, we reorganized our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services from our PBM segment into our Other Business Operations segment. During 2014, our European operations were substantially shut down. During 2013, we sold various portions of our UBC line of business and our acute infusion therapies line of business. During 2012, we sold our EAV line of business. Our acute infusion therapies line of business was previously included in our PBM segment and the remaining businesses were previously included in our Other Business Operations segment. The results of operations for these businesses are reported as discontinued operations for all periods presented in the accompanying information.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the respective years ended December 31.

(in millions)	PBM(1)	Other Business Operations	Total
2014
Product revenues:
Network revenues(2)	$58,468.6	$—	$58,468.6
Home delivery and specialty revenues(3)	38,633.0	—	38,633.0
Other revenues(4)	—	2,203.5	2,203.5
Service revenues	1,278.0	304.0	1,582.0
Total revenues	98,379.6	2,507.5	100,887.1
Depreciation and amortization expense	2,209.5	33.4	2,242.9
Operating income	3,546.4	56.0	3,602.4
Equity income from joint venture			18.7
Interest income			28.0
Interest expense and other			(582.9)
Income before income taxes			3,066.2
Capital expenditures	412.3	24.3	436.6
2013
Product revenues:
Network revenues(2)	$63,244.4	$—	$63,244.4
Home delivery and specialty revenues(3)	37,571.1	—	37,571.1
Other revenues(4)	—	2,052.0	2,052.0
Service revenues	966.2	265.1	1,231.3
Total revenues	101,781.7	2,317.1	104,098.8
Depreciation and amortization expense	2,419.1	27.9	2,447.0
Operating income	3,498.9	52.8	3,551.7
Equity income from joint venture			32.8
Interest income			41.9
Interest expense and other			(596.1)
Income before income taxes			3,030.3
Capital expenditures	411.2	11.8	423.0
2012(5)
Product revenues:
Network revenues(2)	$57,765.5	$—	$57,765.5
Home delivery and specialty revenues(3)	32,807.6	—	32,807.6
Other revenues(4)	—	2,172.0	2,172.0
Service revenues	749.1	220.1	969.2
Total revenues	91,322.2	2,392.1	93,714.3
Depreciation and amortization expense	1,833.3	38.1	1,871.4
Operating income	2,801.6	(7.7)	2,793.9
Equity income from joint venture			14.9
Interest income			10.6
Interest expense and other			(619.0)
Income before income taxes			2,200.4
Capital expenditures	148.1	12.1	160.2

(1)
PBM total revenues and operating income for each of the years ended December 31, 2014 and 2013 include revenues of $129.4 million and $108.2 million, respectively, related to a large client. This revenue was realized in each of the second quarters of 2014 and 2013 due to the structure of the contract.

(2)	Includes retail pharmacy co-payments of $10,272.7, $12,620.3 and $11,668.6 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(4)	Includes other revenues related to drugs distributed through patient assistance programs.

(5)	Includes the acquisition of Medco effective April 2, 2012.

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our UBC business as well as from healthcare card administration through September 14, 2012, the date of disposal of CYC.
The following table presents the balance sheet information about our reportable segments, including the discontinued European operations:

(in millions)	PBM	Other Business Operations	Discontinued Operations	Total
As of December 31, 2014
Total assets	$52,891.6	$907.3	$—	$53,798.9
Investment in equity method investees	$40.3	$—	$—	$40.3
As of December 31, 2013
Total assets	$52,560.1	$957.1	$31.0	$53,548.2
Investment in equity method investees	$30.2	$—	$—	$30.2
The following table shows revenue represented by our clients representing 10% or greater of our consolidated revenue for each respective period:

	December 31,
	2014	2013	2012
Anthem (formerly known as Wellpoint)	14.0%	12.2%	13.7%
Department of Defense	11.9%	10.2%	10.6%
Revenues earned by our continuing operations international businesses totaled $87.3 million, $98.6 million and $77.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our continuing operations international businesses (consisting primarily of fixed assets) totaled $56.0 million and $58.6 million as of December 31, 2014 and 2013, respectively. All other continuing operations long-lived assets are domiciled in the United States.

14. Quarterly financial data (unaudited)
Following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second(1)	Third	Fourth
Fiscal 2014
Total revenues(2)	$23,685.0	$25,111.0	$25,778.5	$26,312.6
Cost of revenues(2)	21,934.6	23,103.3	23,705.5	24,218.6
Gross profit	1,750.4	2,007.7	2,073.0	2,094.0
Selling, general and administrative	1,041.2	1,041.7	1,088.6	1,151.2
Operating income	709.2	966.0	984.4	942.8
Net income	334.5	522.7	589.1	588.7
Less: Net income attributable to non-controlling interest	6.2	7.5	6.8	6.9
Net income attributable to Express Scripts	$328.3	$515.2	$582.3	$581.8
Basic earnings per share attributable to Express Scripts	$0.42	$0.68	$0.79	$0.80
Diluted earnings per share attributable to Express Scripts	$0.42	$0.67	$0.78	$0.79
Fiscal 2013
Total revenues(2)	$26,019.9	$26,381.9	$25,915.6	$25,781.4
Cost of revenues(2)	24,057.8	24,266.8	23,921.4	23,720.4
Gross profit	1,962.1	2,115.1	1,994.2	2,061.0
Selling, general and administrative	1,119.0	1,110.8	1,118.7	1,232.2
Operating income	843.1	1,004.3	875.5	828.8
Net income from continuing operations	380.0	574.4	453.6	518.3
Net loss from discontinued operations, net of tax	(1.9)	(23.9)	(15.5)	(12.3)
Net income	378.1	550.5	438.1	506.0
Less: Net income attributable to non-controlling interest	5.1	7.5	11.4	4.1
Net income attributable to Express Scripts	$373.0	$543.0	$426.7	$501.9
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$0.46	$0.70	$0.55	$0.65
Discontinued operations attributable to Express Scripts	—	(0.03)	(0.02)	(0.02)
Net earnings attributable to Express Scripts	0.46	0.67	0.53	0.63
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$0.45	$0.68	$0.54	$0.64
Discontinued operations attributable to Express Scripts	—	(0.03)	(0.02)	(0.02)
Net earnings attributable to Express Scripts	0.45	0.66	0.52	0.63
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$374.9	$566.9	$442.2	$514.2
Net loss from discontinued operations, net of tax	(1.9)	(23.9)	(15.5)	(12.3)
Net income attributable to Express Scripts	$373.0	$543.0	$426.7	$501.9

(1)
PBM total revenues and operating income for each of the three months ended June 30, 2014 and 2013 include revenue of $129.4 million and $108.2 million, respectively, related to a large client. This revenue was realized in each of the second quarters of 2014 and 2013 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,897.9 and $3,674.4 for the three months ended March 31, 2014 and 2013, respectively, $2,578.5 and $3,204.3 for the three months ended June 30, 2014 and 2013, respectively, $2,418.3 and $2,966.5 for the three months ended September 30, 2014 and 2013, respectively, and $2,378.0 and $2,775.1 for the three months ended December 31, 2014 and 2013, respectively.

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
In 2014, our European operations were substantially shut down. In 2013, we sold various portions of our UBC line of business and our acute infusion therapies line of business. In 2012, we sold both our EAV and Liberty subsidiaries. The operations of our European operations, the various portions of our UBC line of business that were sold, our acute infusion therapies line of business and our EAV line of business are included as discontinued operations of the non-guarantors as of and for the years ended December 31, 2013 and 2012 (through their respective dates of sale, as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date and includes certain retrospective revisions to conform prior periods to current period presentation (described and presented in further detail below). The condensed consolidating financial information is presented separately for:

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
In the first quarter of 2014, we revised our condensed consolidating statements of operations. Correcting adjustments were made to the condensed consolidating statement of operations for the three months ended March 31, 2013 to reflect amounts related to certain intercompany revenues and operating expenses previously reported on a net basis in the Non-Guarantors column. The effect of the adjustment is an increase in revenue and operating expenses in the Non-Guarantors column by $401.3 million for the three months ended March 31, 2013 (and the same effect for all year to date periods during 2013). The adjustment resulted in corresponding offsets in the Eliminations column for each period. There was no impact to net income in either the Non-Guarantors column or the Eliminations column.
In 2014, we finalized the results of a transfer pricing study as well as intercompany agreements. These events were retroactive to January 1, 2014. The intercompany agreements resulted in intercompany interest expense being allocated from Express Scripts Holding Company to Express Scripts, Inc. and Guarantors and expense being allocated between Guarantors, resulting in higher Express Scripts, Inc. net income and lower Medco Health Solutions, Inc. net income on the condensed consolidating statements of operations for the year ended December 31, 2014. These events had no impact on our consolidated statement of operations, consolidated income statement or consolidated cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2014
Cash and cash equivalents	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6
Restricted cash and investments	—	—	—	—	9.1	—	9.1
Receivables, net	—	3,127.3	592.4	1,717.7	542.4	—	5,979.8
Other current assets	—	364.1	228.7	2,147.4	29.8	(23.4)	2,746.6
Total current assets	—	4,447.4	821.6	3,878.8	1,443.7	(23.4)	10,568.1
Property and equipment, net	—	712.3	5.0	847.9	18.8	—	1,584.0
Investments in subsidiaries	38,191.4	10,792.4	9,895.1	—	—	(58,878.9)	—
Intercompany	—	—	412.5	13,957.9	282.4	(14,652.8)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	23.6	—	29,280.9
Other intangible assets, net	49.6	954.7	9,606.0	1,630.4	14.5	—	12,255.2
Other assets	—	95.3	20.1	7.6	4.4	(16.7)	110.7
Total assets	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9
Claims and rebates payable	$—	$4,680.1	$3,808.1	$—	$—	$—	$8,488.2
Accounts payable	—	847.5	39.5	2,167.1	83.2	—	3,137.3
Accrued expenses	15.3	976.7	562.2	362.2	943.1	(23.4)	2,836.1
Current maturities of long-term debt	2,052.4	—	502.9	—	—	—	2,555.3
Total current liabilities	2,067.7	6,504.3	4,912.7	2,529.3	1,026.3	(23.4)	17,016.9
Long-term debt	7,172.0	1,996.5	1,844.2	—	—	—	11,012.7
Intercompany	8,947.1	5,705.7	—	—	—	(14,652.8)	—
Deferred taxes	—	—	3,389.9	1,529.2	4.1	—	4,923.2
Other liabilities	—	315.4	425.1	53.8	4.5	(16.7)	782.1
Non-controlling interest	—	—	—	—	9.8	—	9.8
Express Scripts stockholders’ equity	20,054.2	5,393.1	32,798.3	19,944.8	742.7	(58,878.9)	20,054.2
Total liabilities and stockholders’ equity	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2013
Cash and cash equivalents	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4
Restricted cash and investments	—	—	1.0	—	21.8	—	22.8
Receivables, net	—	1,381.3	750.5	1,557.1	334.0	—	4,022.9
Other current assets	—	99.8	286.4	2,010.4	26.7	—	2,423.3
Current assets of discontinued operations	—	—	—	—	31.0	—	31.0
Total current assets	—	2,627.0	1,041.5	3,611.5	1,211.4	—	8,491.4
Property and equipment, net	—	550.3	5.4	1,082.7	20.5	—	1,658.9
Investments in subsidiaries	36,060.9	9,096.2	12,089.8	—	—	(57,246.9)	—
Intercompany	—	—	—	14,247.9	—	(14,247.9)	—
Goodwill	—	2,921.4	22,608.1	3,750.3	25.6	—	29,305.4
Other intangible assets, net	51.7	1,071.7	10,946.8	1,926.0	19.4	—	14,015.6
Other assets	—	79.9	16.5	3.9	12.2	(35.6)	76.9
Total assets	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2
Claims and rebates payable	$—	$3,866.2	$2,901.6	$—	$—	$—	$6,767.8
Accounts payable	—	875.1	62.7	1,834.9	127.3	—	2,900.0
Accrued expenses	45.3	455.9	241.0	615.5	624.5	—	1,982.2
Current maturities of long-term debt	1,583.9	0.1	—	—	—	—	1,584.0
Current liabilities of discontinued operations	—	—	—	—	1.3	—	1.3
Total current liabilities	1,629.2	5,197.3	3,205.3	2,450.4	753.1	—	13,235.3
Long-term debt	7,975.9	1,994.9	2,392.2	—	—	—	12,363.0
Intercompany	4,670.1	6,328.1	3,222.2	—	27.5	(14,247.9)	—
Deferred taxes	—	—	4,034.7	1,386.4	19.5	—	5,440.6
Other liabilities	—	199.1	419.9	79.0	2.0	(35.6)	664.4
Noncurrent liabilities of discontinued operations	—	—	—	—	0.1	—	0.1
Non-controlling interest	—	—	—	—	7.4	—	7.4
Express Scripts stockholders’ equity	21,837.4	2,627.1	33,433.8	20,706.5	479.5	(57,246.9)	21,837.4
Total liabilities and stockholders’ equity	$36,112.6	$16,346.5	$46,708.1	$24,622.3	$1,289.1	$(71,530.4)	$53,548.2

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2014
Revenues	$—	$37,932.2	$36,342.6	$29,591.6	$2,104.1	$(5,083.4)	$100,887.1
Operating expenses	—	36,105.3	36,051.3	28,428.0	1,783.5	(5,083.4)	97,284.7
Operating income	—	1,826.9	291.3	1,163.6	320.6	—	3,602.4
Other (expense) income:
Interest (expense) income and other, net	(429.2)	(64.9)	(39.9)	7.9	(10.1)	—	(536.2)
Intercompany interest income (expense)	429.2	(214.6)	—	(214.6)	—	—	—
Other expense, net	—	(279.5)	(39.9)	(206.7)	(10.1)	—	(536.2)
Income before income taxes	—	1,547.4	251.4	956.9	310.5	—	3,066.2
Provision (benefit) for income taxes	122.9	526.1	(17.1)	379.4	19.9	—	1,031.2
Net income (loss) from continuing operations	(122.9)	1,021.3	268.5	577.5	290.6	—	2,035.0
Equity in earnings (loss) of subsidiaries	2,130.5	1,744.7	(904.0)	—	—	(2,971.2)	—
Net income (loss)	$2,007.6	$2,766.0	$(635.5)	$577.5	$290.6	$(2,971.2)	$2,035.0
Less: Net income attributable to non-controlling interest	—	—	—	—	27.4	—	27.4
Net income (loss) attributable to Express Scripts	2,007.6	2,766.0	(635.5)	577.5	263.2	(2,971.2)	2,007.6
Other comprehensive loss	(9.6)	(9.6)	—	—	(9.6)	19.2	(9.6)
Comprehensive income (loss) attributable to Express Scripts	$1,998.0	$2,756.4	$(635.5)	$577.5	$253.6	$(2,952.0)	$1,998.0
For the year ended December 31, 2013
Revenues	$—	$29,927.9	$52,736.8	$23,273.8	$1,919.0	$(3,758.7)	$104,098.8
Operating expenses	—	28,380.5	52,498.3	21,988.0	1,439.0	(3,758.7)	100,547.1
Operating income	—	1,547.4	238.5	1,285.8	480.0	—	3,551.7
Other (expense) income, net	(343.9)	(148.8)	(23.5)	5.4	(10.6)	—	(521.4)
Income (loss) before income taxes	(343.9)	1,398.6	215.0	1,291.2	469.4	—	3,030.3
Provision (benefit) for income taxes	(124.8)	533.0	93.3	470.6	131.9	—	1,104.0
Net income (loss) from continuing operations	(219.1)	865.6	121.7	820.6	337.5	—	1,926.3
Net loss from discontinued operations, net of tax	—	—	—	—	(53.6)	—	(53.6)
Equity in earnings of subsidiaries	2,063.7	803.5	272.9	—	—	(3,140.1)	—
Net income	$1,844.6	$1,669.1	$394.6	$820.6	$283.9	$(3,140.1)	$1,872.7
Less: Net income attributable to non-controlling interest	—	—	—	—	28.1	—	28.1
Net income attributable to Express Scripts	1,844.6	1,669.1	394.6	820.6	255.8	(3,140.1)	1,844.6
Other comprehensive loss	(7.2)	(7.2)	—	—	(7.2)	14.4	(7.2)
Comprehensive income attributable to Express Scripts	$1,837.4	$1,661.9	$394.6	$820.6	$248.6	$(3,125.7)	$1,837.4

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2012
Revenues	$—	$29,763.1	$43,085.7	$22,007.8	$1,329.8	$(2,472.1)	$93,714.3
Operating expenses	—	28,591.8	43,090.3	20,573.7	1,136.7	(2,472.1)	90,920.4
Operating income (loss)	—	1,171.3	(4.6)	1,434.1	193.1	—	2,793.9
Other (expense) income, net	(373.7)	(180.1)	(49.4)	(2.2)	11.9	—	(593.5)
Income (loss) before income taxes	(373.7)	991.2	(54.0)	1,431.9	205.0	—	2,200.4
Provision (benefit) for income taxes	(142.1)	449.6	(20.4)	550.8	0.1	—	838.0
Net income (loss) from continuing operations	(231.6)	541.6	(33.6)	881.1	204.9	—	1,362.4
Net loss from discontinued operations, net of tax	—	—	—	—	(32.3)	—	(32.3)
Equity in earnings of subsidiaries	1,544.5	740.0	296.5	—	—	(2,581.0)	—
Net income	$1,312.9	$1,281.6	$262.9	$881.1	$172.6	$(2,581.0)	$1,330.1
Less: Net income attributable to non-controlling interest	—	—	—	—	17.2	—	17.2
Net income attributable to Express Scripts	1,312.9	1,281.6	262.9	881.1	155.4	(2,581.0)	1,312.9
Other comprehensive income	1.9	1.9	—	—	1.9	(3.8)	1.9
Comprehensive income attributable to Express Scripts	$1,314.8	$1,283.5	$262.9	$881.1	$157.3	$(2,584.8)	$1,314.8

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2014
Net cash flows provided by (used in) operating activities	$(123.2)	$748.7	$2,365.9	$1,167.5	$390.1	$—	$4,549.0
Cash flows from investing activities:
Purchases of property and equipment	—	(325.1)	—	(106.0)	(5.5)	—	(436.6)
Acquisitions, net of cash acquired	—	—	—	—	2.2	—	2.2
Other	—	9.0	—	0.1	13.4	—	22.5
Net cash (used in) provided by investing activities	—	(316.1)	—	(105.9)	10.1	—	(411.9)
Cash flows from financing activities:
Treasury stock acquired	(4,493.0)	—	—	—	—	—	(4,493.0)
Repayment of long-term debt	(2,834.2)	(0.1)	—	—	—	—	(2,834.3)
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Net proceeds from employee stock plans	510.5	—	—	—	—	—	510.5
Excess tax benefit relating to employee stock-based compensation	—	44.5	49.5	—	—	—	94.0
Distributions paid to non-controlling interest	—	—	—	—	(24.8)	—	(24.8)
Deferred financing fees	(18.6)	—	—	—	—	—	(18.6)
Other	—	—	—	(13.6)	—	—	(13.6)
Net intercompany transactions	4,468.4	(666.9)	(2,418.5)	(1,078.3)	(304.7)	—	—
Net cash (used in) provided by financing activities	123.2	(622.5)	(2,369.0)	(1,091.9)	(329.5)	—	(4,289.7)
Effect of foreign currency translation adjustment	—	—	—	—	(6.2)	—	(6.2)
Net (decrease) increase in cash and cash equivalents	—	(189.9)	(3.1)	(30.3)	64.5	—	(158.8)
Cash and cash equivalents at beginning of year	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of year	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2013
Net cash flows provided by (used in) operating activities	$(214.1)	$2,731.3	$765.9	$556.0	$929.1	$(10.7)	$4,757.5
Cash flows from investing activities:
Purchases of property and equipment	—	(398.3)	—	(16.5)	(8.2)	—	(423.0)
Acquisitions, net of cash acquired	—	—	—	—	(14.5)	—	(14.5)
Proceeds from the sale of business	—	1.6	—	355.3	—	—	356.9
Other	—	14.0	—	—	(3.4)	—	10.6
Net cash (used in) provided by investing activities—continuing operations	—	(382.7)	—	338.8	(26.1)	—	(70.0)
Net cash used in investing activities— discontinued operations	—	—	—	—	(2.1)	—	(2.1)
Net cash (used in) provided by investing activities	—	(382.7)	—	338.8	(28.2)	—	(72.1)
Cash flows from financing activities:
Treasury stock acquired	(4,055.2)	—	—	—	—	—	(4,055.2)
Repayment of long-term debt	(631.6)	(1,000.0)	(300.0)	—	—	—	(1,931.6)
Net proceeds from employee stock plans	466.0	—	—	—	—	—	466.0
Excess tax benefit relating to employee stock-based compensation	—	26.6	16.1	—	—	—	42.7
Distributions paid to non-controlling interest	—	—	—	—	(31.7)	—	(31.7)
Other	—	—	—	(13.0)	28.0	—	15.0
Net intercompany transactions	4,434.9	(2,575.9)	(478.4)	(964.7)	(415.9)	—	—
Net cash (used in) provided by financing activities—continuing operations	214.1	(3,549.3)	(762.3)	(977.7)	(419.6)	—	(5,494.8)
Net cash used in financing activities— discontinued operations	—	—	—	—	(10.7)	10.7	—
Net cash (used in) provided by financing activities	214.1	(3,549.3)	(762.3)	(977.7)	(430.3)	10.7	(5,494.8)
Effect of foreign currency translation adjustment	—	—	—	—	(5.7)	—	(5.7)
Less cash decrease attributable to discontinued operations	—	—	—	—	13.4	—	13.4
Net (decrease) increase in cash and cash equivalents	—	(1,200.7)	3.6	(82.9)	478.3	—	(801.7)
Cash and cash equivalents at beginning of year	—	2,346.6	—	126.9	319.6	—	2,793.1
Cash and cash equivalents at end of year	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2012
Net cash flows provided by (used in) operating activities	$(147.3)	$655.1	$3,355.4	$916.7	$1.7	$—	$4,781.6
Cash flows from investing activities:
Purchases of property and equipment	—	(70.0)	—	(85.9)	(4.3)	—	(160.2)
Acquisitions, net of cash acquired	(10,283.6)	—	—	—	(42.4)	—	(10,326.0)
Proceeds from the sale of business	—	31.5	30.0	—	—	—	61.5
Other	—	(5.0)	—	—	1.0	—	(4.0)
Net cash (used in) provided by investing activities – continuing operations	(10,283.6)	(43.5)	30.0	(85.9)	(45.7)	—	(10,428.7)
Acquisitions, cash acquired – discontinued operations	—	—	—	—	42.4	—	42.4
Net cash used in investing activities – discontinued operations	—	—	—	(3.8)	(1.6)	—	(5.4)
Net cash (used in) provided by investing activities	(10,283.6)	(43.5)	30.0	(89.7)	(4.9)	—	(10,391.7)
Cash flows from financing activities:
Repayment of long-term debt	(1,368.4)	(1,000.1)	(1,500.0)	—	—	—	(3,868.5)
Proceeds from long-term debt, net of discounts	7,458.9	—	—	—	—	—	7,458.9
Net proceeds from employee stock plans	295.2	—	30.8	—	—	—	326.0
Excess tax benefit relating to employee stock-based compensation	—	37.2	8.1	—	—	—	45.3
Distributions paid to non-controlling interest	—	—	—	—	(8.1)	—	(8.1)
Deferred financing fees	(52.4)	(50.8)	—	—	—	—	(103.2)
Repayment of revolving credit line, net	—	—	(1,000.0)	—	—	—	(1,000.0)
Proceeds from accounts receivable financing facility	—	—	—	—	600.0	—	600.0
Repayment of accounts receivable financing facility	—	—	—	—	(600.0)	—	(600.0)
Net intercompany transactions	4,097.6	(2,773.5)	(924.3)	(705.5)	305.7	—	—
Net cash provided by (used in) financing activities—continuing operations	10,430.9	(3,787.2)	(3,385.4)	(705.5)	297.6	—	2,850.4
Net cash used in financing activities— discontinued operations	—	—	—	—	(26.8)	—	(26.8)
Net cash provided by (used in) financing activities	10,430.9	(3,787.2)	(3,385.4)	(705.5)	270.8	—	2,823.6
Effect of foreign currency translation adjustment	—	—	—	—	2.0	—	2.0
Less cash increase attributable to discontinued operations	—	—	—	—	(42.5)	—	(42.5)
Net (decrease) increase in cash and cash equivalents	—	(3,175.6)	—	121.5	227.1	—	(2,827.0)
Cash and cash equivalents at beginning of year	—	5,522.2	—	5.4	92.5	—	5,620.1
Cash and cash equivalents at end of year	$—	$2,346.6	$—	$126.9	$319.6	$—	$2,793.1

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were (1) designed to ensure material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Interim Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II — Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
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
(a) Documents filed as part of this Report:

(1)	Financial Statements
The following report of independent registered public accounting firm and our consolidated financial statements are contained in “Item 8 — Consolidated Financial Statements and Supplementary Data” of this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2014 and 2013
Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.
Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2014, 2013 and 2012
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

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

EXPRESS SCRIPTS HOLDING COMPANY

February 23, 2015	By:	/s/ George Paz
George Paz
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Paz
George Paz	Chairman and Chief Executive Officer	February 23, 2015

/s/ James M. Havel
James M. Havel	Executive Vice President and Interim Chief Financial Officer	February 23, 2015

/s/ Christopher K. Knibb
Christopher K. Knibb	Vice President and Chief Accounting Officer	February 23, 2015

/s/ Gary G. Benanav
Gary G. Benanav	Director	February 23, 2015

/s/ Maura C. Breen
Maura C. Breen	Director	February 23, 2015

/s/ William J. DeLaney
William J. DeLaney	Director	February 23, 2015

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 23, 2015

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 23, 2015

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 23, 2015

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 23, 2015

/s/ Roderick A. Palmore
Roderick A. Palmore	Director	February 23, 2015

/s/ William L. Roper
William L. Roper	Director	February 23, 2015

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 23, 2015

EXPRESS SCRIPTS HOLDING COMPANY
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2014, 2013 and 2012

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year ended 12/31/12	$55.6	$145.8	$—	$68.9	$132.5
Year ended 12/31/13	132.5	115.7	—	46.0	202.2
Year ended 12/31/14	202.2	93.7	—	130.8	165.1
Valuation Allowance for Deferred Tax Assets
Year ended 12/31/12	$25.1	$4.2	$6.1	$—	$35.4
Year ended 12/31/13	35.4	31.5	—	—	66.9
Year ended 12/31/14	66.9	20.6	—	—	87.5

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit No.	Title
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

4.1
Indenture, dated as of March 18, 2008, between Medco Health Solutions, Inc. and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

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

4.7
Third Supplemental Indenture, dated as of October 21, 2013, among Medco Health Solutions, Inc., United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.7 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 20, 2014.

4.8(2)	Fourth Supplemental Indenture, dated as of February 2, 2015, among Medco Health Solutions, Inc., Strategic Pharmaceutical Investments, LLC. and U.S. Bank Trust National Association, as Trustee.

4.9
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

4.12
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

Exhibit No.	Title

4.14
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

4.15
Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.16
Ninth Supplemental Indenture, dated as of May 29, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.17
Tenth Supplemental Indenture, dated as of October 21, 2013, among Express Scripts, Inc., United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.18 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 20, 2014.

4.18(2)	Eleventh Supplemental Indenture, dated as of February 2, 2015, among Express Scripts, Inc., Strategic Pharmaceutical Investments, LLC, and Union Bank, N.A., as Trustee.

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

4.23
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

4.26
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

Exhibit No.	Title
4.27
Tenth Supplemental Indenture, dated as of October 21, 2013, among Express Scripts Holding Company, United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.29 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 20, 2014.

4.28
Eleventh Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

4.29
Twelfth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

4.30
Thirteenth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

4.31(2)
Fourteenth Supplemental Indenture, dated as of February 2, 2015, among Express Scripts Holding Company, Strategic Pharmaceutical Investments, LLC and Wells Fargo Bank, National Association, as Trustee.

4.32
Form of Subsidiary Guaranty, in favor of Credit Suisse AG, Cayman Islands Branch, by and among most of our current and future 100% owned domestic subsidiaries, incorporated by reference to Exhibit 4.4 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

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

10.12(3)
Form of Restricted Stock Unit Grant Notice used with respect to certain grants of restricted stock units by Express Scripts Holding Company prior to 2013 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.13(3)
Form of Performance Share Award Notice used with respect to certain grants of performance shares by Express Scripts Holding Company prior to 2013 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.14(3)
Form of Stock Option Grant Notice used with respect to certain grants of stock options by Express Scripts Holding Company prior to 2013 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

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

Exhibit No.	Title
10.26
Form of Indemnification Agreement with members of Express Scripts Holding Company’s board of directors and each of its executive officers, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 5, 2014.

10.27(3)
Form of Executive Employment Agreement with certain executive officers (including Keith J. Ebling and James M. Havel), incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 24, 2014.

10.28(3)
Retention Agreement dated as of March 24, 2014, between Express Scripts Holding Company and Edward B. Ignaczak, incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 24, 2014.

11	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1(2)	Statement regarding computation of ratio of earnings to fixed charges.

21.1(2)	Subsidiaries of Express Scripts Holding Company.

23.1(2)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1(2)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(2)	Certification by James M. Havel, as Executive Vice President and Interim Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(2)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2(2)	Certification by James M. Havel, as Executive Vice President and Interim Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.INS(2)	XBRL Taxonomy Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

1
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