Form 10-Q
period 2015-03-31
Express Scripts Holding Co.
filed 2015-04-28
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Common stock outstanding as of March 31, 2015:	729,291,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$905.8	$1,832.6
Restricted cash and investments	28.0	9.1
Receivables, net	5,819.4	5,979.8
Inventories	1,885.9	2,113.2
Deferred taxes	427.9	390.8
Prepaid expenses and other current assets	104.5	242.6
Total current assets	9,171.5	10,568.1
Property and equipment, net	1,510.2	1,584.0
Goodwill	29,279.1	29,280.9
Other intangible assets, net	11,818.2	12,255.2
Other assets	126.1	110.7
Total assets	$51,905.1	$53,798.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$7,928.3	$8,488.2
Accounts payable	3,038.5	3,137.3
Accrued expenses	2,326.3	2,836.1
Current maturities of long-term debt	1,607.1	2,555.3
Total current liabilities	14,900.2	17,016.9
Long-term debt	10,741.2	11,012.7
Deferred taxes	4,846.1	4,923.2
Other liabilities	802.9	782.1
Total liabilities	31,290.4	33,734.9
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 851.8 and 848.6, respectively; shares outstanding: 729.3 and 726.1, respectively	8.5	8.5
Additional paid-in capital	22,788.9	22,671.4
Accumulated other comprehensive (loss) income	(5.9)	2.1
Retained earnings	6,361.5	5,920.4
	29,153.0	28,602.4
Common stock in treasury at cost, 122.5 shares	(8,548.2)	(8,548.2)
Total Express Scripts stockholders’ equity	20,604.8	20,054.2
Non-controlling interest	9.9	9.8
Total stockholders’ equity	20,614.7	20,064.0
Total liabilities and stockholders’ equity	$51,905.1	$53,798.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Revenues(1)	$24,899.6	$23,685.0
Cost of revenues(1)	23,065.6	21,934.6
Gross profit	1,834.0	1,750.4
Selling, general and administrative	1,007.4	1,041.2
Operating income	826.6	709.2
Other (expense) income:
Interest income and other	5.3	11.1
Interest expense and other	(116.4)	(124.5)
	(111.1)	(113.4)
Income before income taxes	715.5	595.8
Provision for income taxes	268.4	261.3
Net income	447.1	334.5
Less: Net income attributable to non-controlling interest	6.0	6.2
Net income attributable to Express Scripts	$441.1	$328.3

Weighted-average number of common shares outstanding during the period:
Basic	728.4	775.4
Diluted	735.4	786.4
Earnings per share:
Basic	$0.61	$0.42
Diluted	$0.60	$0.42

1	Includes retail pharmacy co-payments of $2,634.3 and $2,897.9 for the three months ended March 31, 2015 and 2014, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$447.1	$334.5
Other comprehensive loss:
Foreign currency translation adjustment	(8.0)	(2.3)
Comprehensive income	439.1	332.2
Less: Comprehensive income attributable to non-controlling interests	6.0	6.2
Comprehensive income attributable to Express Scripts	$433.1	$326.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
Net income	—	—	—	—	441.1	—	6.0	447.1
Other comprehensive loss	—	—	—	(8.0)	—	—	—	(8.0)
Changes in stockholders’ equity related to employee stock plans	3.2	—	117.5	—	—	—	—	117.5
Distributions to non-controlling interest	—	—	—	—	—	—	(5.9)	(5.9)
Balance at March 31, 2015	851.8	$8.5	$22,788.9	$(5.9)	$6,361.5	$(8,548.2)	$9.9	$20,614.7
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$447.1	$334.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	556.7	553.1
Deferred income taxes	(114.2)	(35.7)
Employee stock-based compensation expense	26.9	28.0
Other, net	(32.2)	(40.1)
Changes in operating assets and liabilities:
Accounts receivable	129.8	124.6
Inventories	227.2	143.8
Other current and noncurrent assets	123.8	(2.6)
Claims and rebates payable	(559.9)	(418.9)
Accounts payable	(72.3)	(58.0)
Accrued expenses	(467.2)	(181.4)
Other current and noncurrent liabilities	15.7	6.7
Net cash flows provided by operating activities	281.4	454.0
Cash flows from investing activities:
Purchases of property and equipment	(48.3)	(117.1)
Other	(19.7)	2.0
Net cash used in investing activities	(68.0)	(115.1)
Cash flows from financing activities:
Repayment of long-term debt	(1,210.5)	(158.0)
Net proceeds from employee stock plans	48.8	250.3
Excess tax benefit relating to employee stock compensation	33.8	52.9
Treasury stock acquired	—	(618.2)
Other	(8.6)	(4.4)
Net cash used in financing activities	(1,136.5)	(477.4)
Effect of foreign currency translation adjustment	(3.7)	(2.5)
Net decrease in cash and cash equivalents	(926.8)	(141.0)
Cash and cash equivalents at beginning of period	1,832.6	1,991.4
Cash and cash equivalents at end of period	$905.8	$1,850.4
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of significant accounting policies
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in our 2014 Annual Financial Statements for the year ended December 31, 2014 included in Item 8 - Consolidated Financial Statements and Supplementary Data for the year ended December 31, 2014 included on Form 10-K filed with the SEC on February 23, 2015. For a description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included therein.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of March 31, 2015 and the consolidated balance sheet as of December 31, 2014, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three months ended March 31, 2015 and 2014, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2015 and 2014. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
New Accounting Guidance. In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the balance sheet presentation of debt issuance costs. This statement is effective for financial statements issued for annual periods beginning after December 15, 2015. Adoption of the standard impacts the presentation of certain information within the consolidated financial statements, but will not impact our consolidated financial position, consolidated results of operations or consolidated cash flows.
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
Note 2 - Fair value measurements
Authoritative guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $148.4 million and $427.8 million, restricted cash and investments of $28.0 million and $9.1 million and trading securities (included in other assets) of $25.8 million and $25.3 million, at March 31, 2015 and December 31, 2014, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

The carrying values of cash and cash equivalents, restricted cash and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximated the carrying value, of our 2011 term loan (Level 2) (as defined in Note 5 - Financing) was estimated using the current rates offered to us for debt with similar maturities. The carrying values, net of unamortized discounts and premiums, and the fair values of our senior notes are shown in the following table:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,328.2	$1,383.9	$1,338.4	$1,385.8

June 2009 Senior Notes
7.250% senior notes due 2019	498.3	600.9	498.2	599.4

September 2010 Senior Notes
4.125% senior notes due 2020	505.6	539.3	505.9	531.1
2.750% senior notes due 2015	501.8	504.3	502.9	506.8
	1,007.4	1,043.6	1,008.8	1,037.9
May 2011 Senior Notes
3.125% senior notes due 2016	1,498.5	1,536.2	1,498.2	1,541.9

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.4	1,406.8	1,242.1	1,374.9
6.125% senior notes due 2041	698.5	884.2	698.5	880.5
	1,940.9	2,291.0	1,940.6	2,255.4
February 2012 Senior Notes
2.650% senior notes due 2017	1,494.3	1,537.2	1,493.6	1,537.0
3.900% senior notes due 2022	984.3	1,061.7	983.8	1,044.8
2.100% senior notes due 2015	—	—	999.8	1,001.4
	2,478.6	2,598.9	3,477.2	3,583.2
June 2014 Senior Notes
2.250% senior notes due 2019	998.0	1,005.2	997.9	989.3
3.500% senior notes due 2024	993.2	1,032.4	993.1	995.8
1.250% senior notes due 2017	499.9	499.4	499.8	495.7
	2,491.1	2,537.0	2,490.8	2,480.8
Total	$11,243.0	$11,991.5	$12,252.2	$12,884.4
The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.

Note 3 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, Pharmacy Benefit Management (“PBM”) and Other Business Operations.

	March 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,288.6	$(106.9)	$29,181.7	$29,290.6	$(107.1)	$29,183.5
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,386.0	$(106.9)	$29,279.1	$29,388.0	$(107.1)	$29,280.9
Other intangible assets
PBM
Customer contracts	$17,570.9	$(6,024.7)	$11,546.2	$17,571.4	$(5,603.2)	$11,968.2
Trade names	226.6	(66.9)	159.7	226.6	(61.3)	165.3
Miscellaneous	111.7	(58.1)	53.6	116.6	(58.4)	58.2
	17,909.2	(6,149.7)	11,759.5	17,914.6	(5,722.9)	12,191.7
Other Business Operations
Customer relationships	120.2	(86.5)	33.7	120.2	(82.6)	37.6
Trade names	35.8	(10.8)	25.0	35.8	(9.9)	25.9
	156.0	(97.3)	58.7	156.0	(92.5)	63.5
Total other intangible assets	$18,065.2	$(6,247.0)	$11,818.2	$18,070.6	$(5,815.4)	$12,255.2
The aggregate amount of amortization expense of other intangible assets was $436.9 million and $442.6 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of $23.8 million and $28.5 million for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of Anthem (formerly known as WellPoint) has been included as an offset to revenues for the three months ended March 31, 2015 and 2014, respectively. The future aggregate amount of amortization expense of other intangible assets is expected to be approximately $1,747.0 million for 2015, $1,741.0 million for 2016, $1,324.0 million for 2017, $1,313.0 million for 2018 and $1,307.0 million for 2019. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 4 to 20 years for customer-related intangible assets, 10 years for trade names (excluding legacy Express Scripts, Inc. trade names which have an indefinite life) and 3 to 30 years for other intangible assets.
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2014	$29,183.5	$97.4	$29,280.9
Foreign currency translation	(1.8)	—	(1.8)
Balance at March 31, 2015	$29,181.7	$97.4	$29,279.1

Note 4 - Earnings per share
Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations:

	Three Months Ended March 31,
(in millions)	2015	2014
Weighted-average number of common shares outstanding during the period—basic	728.4	775.4
Dilutive common stock equivalents:
Outstanding stock options, stock-settled stock appreciation rights, restricted stock units and executive deferred compensation units	7.0	11.0
Weighted-average number of common shares outstanding during the period— diluted(1)	735.4	786.4

(1)	Excludes awards of 1.1 million and 1.0 million for the three months ended March 31, 2015 and 2014, respectively. These were excluded because their effect was anti-dilutive.

Note 5 - Financing
Our debt, net of unamortized discounts and premiums, consists of:

(in millions)	March 31, 2015	December 31, 2014
March 2008 Senior Notes
7.125% senior notes due 2018	$1,328.2	$1,338.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.3	498.2

September 2010 Senior Notes
4.125% senior notes due 2020	505.6	505.9
2.750% senior notes due 2015	501.8	502.9
	1,007.4	1,008.8
May 2011 Senior Notes
3.125% senior notes due 2016	1,498.5	1,498.2

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.4	1,242.1
6.125% senior notes due 2041	698.5	698.5
	1,940.9	1,940.6
February 2012 Senior Notes
2.650% senior notes due 2017	1,494.3	1,493.6
3.900% senior notes due 2022	984.3	983.8
2.100% senior notes due 2015	—	999.8
	2,478.6	3,477.2
June 2014 Senior Notes
2.250% senior notes due 2019	998.0	997.9
3.500% senior notes due 2024	993.2	993.1
1.250% senior notes due 2017	499.9	499.8
	2,491.1	2,490.8
2011 term loan with an average interest rate of 1.83% at March 31, 2015 and 1.90% at December 31, 2014	1,105.3	1,315.8
Total debt	12,348.3	13,568.0
Less: Current maturities of long-term debt	1,607.1	2,555.3
Total long-term debt	$10,741.2	$11,012.7

Bank credit facilities. In December 2014, we entered into one-year credit agreements providing for three uncommitted revolving credit facilities (the “2014 credit facilities”), each for $150.0 million. At March 31, 2015, no amounts were drawn under the 2014 credit facilities.
In August 2011, we entered into a credit agreement (the “2011 credit agreement”) providing for a five-year $4,000.0 million term loan (the “2011 term loan”) and a $1,500.0 million revolving loan facility (the “2011 revolving facility”). At March 31, 2015, no amounts were drawn under the 2011 revolving facility. In April 2015, we terminated the commitments under the 2011 revolving facility and repaid $1,105.3 million outstanding under the 2011 term loan. See Note 10 - Subsequent event for additional information.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, minimum interest coverage ratios with respect to the 2011 credit agreement and maximum leverage ratios. The March 2008 Senior Notes (as defined in the table above) are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At March 31, 2015, we were in compliance with all covenants associated with our debt instruments, including our credit agreements and our senior notes.
Note 6 - Stock-based compensation plans
Under our stock-based compensation plans described below, we have issued stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards and performance shares. All awards are settled by issuance of new shares.
Effective June 2011, our Board of Directors adopted the 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to officers, directors and key employees selected by the Compensation Committee of the Board of Directors. Under the 2011 LTIP, we may issue stock options, SSRs, restricted stock units, restricted stock awards, performance shares and other types of awards. Subsequent to the effective date of the 2011 LTIP, no additional awards have been or will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to officers, directors and key employees selected by the Compensation Committee of the Board of Directors.
Effective upon the acquisition of Medco Health Solutions, Inc. (“Medco”) in April 2012, we assumed sponsorship of the 2002 Stock Incentive Plan (the “2002 SIP”). Under the 2002 SIP, we may issue stock options, restricted stock units and other types of awards to officers, directors and key employees.
Awards granted under the incentive stock plans are subject to accelerated vesting under certain specified circumstances resulting from a change in control and termination. The maximum term of stock options, restricted stock units and performance shares is 10 years.
Stock-based compensation expense of $26.9 million and $28.0 million was recognized in the three months ended March 31, 2015 and 2014, respectively. Unamortized stock-based compensation as of March 31, 2015 was $63.8 million for stock options and $81.7 million for restricted stock units and performance shares.
Stock options. During the three months ended March 31, 2015, we granted 2.9 million stock options with a weighted-average fair market value of $18.08 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
	2015	2014
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.0%-1.7%	0.7%-1.6%
Expected volatility of stock	21%-26%	27%-29%
Expected dividend yield	None	None
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
Restricted stock units and performance shares. During the three months ended March 31, 2015, we granted to certain officers and key employees 0.8 million restricted stock units and performance shares with a weighted-average fair market value of $84.83 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. Prior to vesting, performance shares are subject to forfeiture without consideration upon termination of employment under certain circumstances. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics. Due to the achievement of certain performance metrics, during the three months ended March 31, 2015, 0.1 million additional performance shares were settled and common shares were issued to certain officers and key employees.

Note 7 - Commitments and contingencies
Various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries have arisen in the ordinary course of business, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable. We disclose the amount of the accrual if the consolidated financial statements would be otherwise misleading.
We record self-insurance accruals based upon estimates of the aggregate liability of claim costs (including defense costs) in excess of our insurance coverage. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. If the range of possible loss is broad, the liability accrual is based on the low end of the range.
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
Subsequent to the acquisition of Medco, we have experienced an increase in the number of inquiries, subpoenas and qui tam lawsuits and in the volume of information requested related thereto. Certain data requests have included several years of information from legacy acquired systems that in some cases may not be readily available. The process of locating the data requested is time consuming and labor intensive, but is required to be responsive and cooperate with the various inquiries.
We cannot predict the timing or outcome of the matters described below.

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that Express Scripts, Inc. (“ESI”) and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. In March 2014, the Ninth Circuit Court of Appeals remanded the case to the district court for further proceedings.

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

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. A complaint was filed by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging: (1) a collective action under the federal Fair Labor Standards Act for failure to pay wages and overtime; and (2) a class action for breach of contract. In April 2015, the parties reached an agreement to settle outstanding claims. Under the terms of the settlement, the case will be dismissed with the Company receiving a release of all claims following administration of the settlement terms.

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

◦
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. The complaint alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states. In March 2015, we recorded an accrual of $60.0 million in Selling, general and administrative in the unaudited consolidated statement of operations. Based on a proposed settlement of the case we determined a loss is both probable and estimable.

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
Note 8 - Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three months ended March 31, 2015 and 2014.

(in millions)	PBM	Other Business Operations	Total
For the three months ended March 31, 2015
Product revenues:
Network revenues(1)	$14,242.0	$—	$14,242.0
Home delivery and specialty revenues(2)	9,626.2	—	9,626.2
Other revenues(3)	—	570.6	570.6
Service revenues	382.2	78.6	460.8
Total revenues	24,250.4	649.2	24,899.6
Depreciation and amortization expense	549.3	7.4	556.7
Operating income	807.3	19.3	826.6
Interest income and other			5.3
Interest expense and other			(116.4)
Income before income taxes			715.5
Capital expenditures	41.4	6.9	48.3
For the three months ended March 31, 2014
Product revenues:
Network revenues(1)	$13,912.3	$—	$13,912.3
Home delivery and specialty revenues(2)	8,913.6	—	8,913.6
Other revenues(3)	—	506.3	506.3
Service revenues	282.3	70.5	352.8
Total revenues	23,108.2	576.8	23,685.0
Depreciation and amortization expense	546.0	7.1	553.1
Operating income	694.6	14.6	709.2
Interest income and other			11.1
Interest expense and other			(124.5)
Income before income taxes			595.8
Capital expenditures	111.6	5.5	117.1

(1)	Includes retail pharmacy co-payments of $2,634.3 million and $2,897.9 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)	Includes other revenues related to drugs distributed through patient assistance programs.
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our United BioSource business.

Following is balance sheet information about our reportable segments:

(in millions)	PBM	Other Business Operations	Total
As of March 31, 2015
Total assets	$50,927.8	$977.3	$51,905.1
Investment in equity method investee	$41.6	$—	$41.6

As of December 31, 2014
Total assets	$52,891.6	$907.3	$53,798.9
Investment in equity method investee	$40.3	$—	$40.3
The top two clients in the aggregate represent 29.8% of consolidated revenues for the three months ended March 31, 2015. Neither of these clients on an individual basis exceed 16.0% of consolidated revenues for the three months ended March 31, 2015.
Revenues earned by our international businesses totaled $20.6 million and $22.0 million for the three months ended March 31, 2015 and 2014, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $55.6 million and $56.0 million as of March 31, 2015 and December 31, 2014, respectively. All other long-lived assets are domiciled in the United States.
Note 9 - Condensed consolidating financial information
The senior notes issued by us, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
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
In the second quarter of 2014, we revised our condensed consolidating statement of operations. Correcting adjustments were made to the condensed consolidating statement of operations for the three months ended March 31, 2014 to reclassify amounts related to certain revenues and operating expenses that were previously reported in the Medco Health Solutions, Inc. column to the Guarantors column. The effect of the adjustment is a decrease in revenue and operating expenses in the Medco Health Solutions, Inc. column and an increase in revenue and operating expenses in the Guarantors column by $1,926.6 million for the three months ended March 31, 2014. There was no impact to net income in either the Medco Health Solutions, Inc. or the Guarantors column.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2015
Cash and cash equivalents	$—	$329.2	$0.6	$37.7	$538.3	$—	$905.8
Restricted cash and investments	—	—	—	—	28.0	—	28.0
Receivables, net	—	2,989.9	701.2	1,748.4	379.9	—	5,819.4
Other current assets	—	237.2	226.3	1,917.8	37.2	(0.2)	2,418.3
Total current assets	—	3,556.3	928.1	3,703.9	983.4	(0.2)	9,171.5
Property and equipment, net	—	658.3	4.6	829.6	17.7	—	1,510.2
Investments in subsidiaries	38,632.5	11,024.0	9,709.3	—	—	(59,365.8)	—
Intercompany	—	—	461.3	14,204.0	306.2	(14,971.5)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	21.8	—	29,279.1
Other intangible assets, net	46.0	929.7	9,270.8	1,557.9	13.8	—	11,818.2
Other assets	—	104.3	20.8	7.1	4.2	(10.3)	126.1
Total assets	$38,678.5	$19,185.5	$43,004.8	$24,037.0	$1,347.1	$(74,347.8)	$51,905.1
Claims and rebates payable	$—	$4,412.5	$3,515.8	$—	$—	$—	$7,928.3
Accounts payable	—	738.5	38.1	2,162.6	99.3	—	3,038.5
Accrued expenses	29.7	979.7	569.1	316.7	431.3	(0.2)	2,326.3
Current maturities of long-term debt	1,105.3	—	501.8	—	—	—	1,607.1
Total current liabilities	1,135.0	6,130.7	4,624.8	2,479.3	530.6	(0.2)	14,900.2
Long-term debt	6,910.6	1,996.8	1,833.8	—	—	—	10,741.2
Intercompany	10,028.1	4,943.4	—	—	—	(14,971.5)	—
Deferred taxes	—	—	3,265.5	1,575.2	5.4	—	4,846.1
Other liabilities	—	333.3	429.5	44.4	6.0	(10.3)	802.9
Non-controlling interest	—	—	—	—	9.9	—	9.9
Express Scripts stockholders’ equity	20,604.8	5,781.3	32,851.2	19,938.1	795.2	(59,365.8)	20,604.8
Total liabilities and stockholders’ equity	$38,678.5	$19,185.5	$43,004.8	$24,037.0	$1,347.1	$(74,347.8)	$51,905.1

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2014
Cash and cash equivalents	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6
Restricted cash and investments	—	—	—	—	9.1	—	9.1
Receivables, net	—	3,127.3	592.4	1,717.7	542.4	—	5,979.8
Other current assets	—	364.1	228.7	2,147.4	29.8	(23.4)	2,746.6
Total current assets	—	4,447.4	821.6	3,878.8	1,443.7	(23.4)	10,568.1
Property and equipment, net	—	712.3	5.0	847.9	18.8	—	1,584.0
Investments in subsidiaries	38,191.4	10,792.4	9,895.1	—	—	(58,878.9)	—
Intercompany	—	—	412.5	13,957.9	282.4	(14,652.8)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	23.6	—	29,280.9
Other intangible assets, net	49.6	954.7	9,606.0	1,630.4	14.5	—	12,255.2
Other assets	—	95.3	20.1	7.6	4.4	(16.7)	110.7
Total assets	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9
Claims and rebates payable	$—	$4,680.1	$3,808.1	$—	$—	$—	$8,488.2
Accounts payable	—	847.5	39.5	2,167.1	83.2	—	3,137.3
Accrued expenses	15.3	976.7	562.2	362.2	943.1	(23.4)	2,836.1
Current maturities of long-term debt	2,052.4	—	502.9	—	—	—	2,555.3
Total current liabilities	2,067.7	6,504.3	4,912.7	2,529.3	1,026.3	(23.4)	17,016.9
Long-term debt	7,172.0	1,996.5	1,844.2	—	—	—	11,012.7
Intercompany	8,947.1	5,705.7	—	—	—	(14,652.8)	—
Deferred taxes	—	—	3,389.9	1,529.2	4.1	—	4,923.2
Other liabilities	—	315.4	425.1	53.8	4.5	(16.7)	782.1
Non-controlling interest	—	—	—	—	9.8	—	9.8
Express Scripts stockholders’ equity	20,054.2	5,393.1	32,798.3	19,944.8	742.7	(58,878.9)	20,054.2
Total liabilities and stockholders’ equity	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2015
Revenues	$—	$9,683.0	$7,801.1	$7,845.4	$606.8	$(1,036.7)	$24,899.6
Operating expenses	—	9,379.2	7,477.1	7,708.9	544.5	(1,036.7)	24,073.0
Operating income	—	303.8	324.0	136.5	62.3	—	826.6
Other (expense) income:
Interest (expense) income and other, net	(76.0)	(19.2)	(14.5)	0.6	(2.0)	—	(111.1)
Intercompany interest income (expense)	76.0	(38.0)	—	(38.0)	—	—	—
Other expense, net	—	(57.2)	(14.5)	(37.4)	(2.0)	—	(111.1)
Income before income taxes	—	246.6	309.5	99.1	60.3	—	715.5
Provision for income taxes	—	90.0	120.8	55.8	1.8	—	268.4
Net income before equity in earnings of subsidiaries	—	156.6	188.7	43.3	58.5	—	447.1
Equity in earnings (loss) of subsidiaries	441.1	231.6	(135.8)	—	—	(536.9)	—
Net income	441.1	388.2	52.9	43.3	58.5	(536.9)	447.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.0	—	6.0
Net income attributable to Express Scripts	441.1	388.2	52.9	43.3	52.5	(536.9)	441.1
Other comprehensive loss	(8.0)	(8.0)	—	—	(8.0)	16.0	(8.0)
Comprehensive income attributable to Express Scripts	$433.1	$380.2	$52.9	$43.3	$44.5	$(520.9)	$433.1

For the three months ended March 31, 2014
Revenues	$—	$8,556.7	$9,114.9	$6,558.4	$610.6	$(1,155.6)	$23,685.0
Operating expenses	—	8,262.9	9,193.6	6,116.0	558.9	(1,155.6)	22,975.8
Operating income (loss)	—	293.8	(78.7)	442.4	51.7	—	709.2
Other (expense) income, net	(84.1)	(18.6)	(9.1)	1.0	(2.6)	—	(113.4)
Income (loss) before income taxes	(84.1)	275.2	(87.8)	443.4	49.1	—	595.8
Provision (benefit) for income taxes	(30.5)	134.2	(30.4)	184.0	4.0	—	261.3
Net income (loss) before equity in earnings of subsidiaries	(53.6)	141.0	(57.4)	259.4	45.1	—	334.5
Equity in earnings of subsidiaries	381.9	215.3	83.0	—	—	(680.2)	—
Net income	328.3	356.3	25.6	259.4	45.1	(680.2)	334.5
Less: Net income attributable to non-controlling interest	—	—	—	—	6.2	—	6.2
Net income attributable to Express Scripts	328.3	356.3	25.6	259.4	38.9	(680.2)	328.3
Other comprehensive loss	(2.3)	(2.3)	—	—	(2.3)	4.6	(2.3)
Comprehensive income attributable to Express Scripts	$326.0	$354.0	$25.6	$259.4	$36.6	$(675.6)	$326.0

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2015
Net cash flows provided by (used in) operating activities	$19.9	$144.7	$49.9	$394.3	$(277.4)	$(50.0)	$281.4
Cash flows from investing activities:
Purchases of property and equipment	—	(36.0)	—	(11.1)	(1.2)	—	(48.3)
Other	—	—	—	—	(19.7)	—	(19.7)
Net cash used in investing activities	—	(36.0)	—	(11.1)	(20.9)	—	(68.0)
Cash flows from financing activities:
Repayment of long-term debt	(1,210.5)	—	—	—	—	—	(1,210.5)
Net proceeds from employee stock plans	48.8	—	—	—	—	—	48.8
Excess tax benefit relating to employee stock compensation	—	12.2	21.6	—	—	—	33.8
Other	—	—	—	(5.2)	(53.4)	50.0	(8.6)
Net intercompany transactions	1,141.8	(747.7)	(71.4)	(354.0)	31.3	—	—
Net cash used in financing activities	(19.9)	(735.5)	(49.8)	(359.2)	(22.1)	50.0	(1,136.5)
Effect of foreign currency translation adjustment	—	—	—	—	(3.7)	—	(3.7)
Net (decrease) increase in cash and cash equivalents	—	(626.8)	0.1	24.0	(324.1)	—	(926.8)
Cash and cash equivalents at beginning of period	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of period	$—	$329.2	$0.6	$37.7	$538.3	$—	$905.8

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2014
Net cash flows provided by (used in) operating activities	$(28.9)	$(674.6)	$833.4	$374.2	$(50.1)	$—	$454.0
Cash flows from investing activities:
Purchases of property and equipment	—	(90.2)	—	(26.3)	(0.6)	—	(117.1)
Other	—	—	—	—	2.0	—	2.0
Net cash (used in) provided by investing activities	—	(90.2)	—	(26.3)	1.4	—	(115.1)
Cash flows from financing activities:
Repayment of long-term debt	(157.9)	(0.1)	—	—	—	—	(158.0)
Net proceeds from employee stock plans	250.3	—	—	—	—	—	250.3
Excess tax benefit relating to employee stock compensation	—	22.5	30.4	—	—	—	52.9
Treasury stock acquired	(618.2)	—	—	—	—	—	(618.2)
Other	—	—	—	(4.4)	—	—	(4.4)
Net intercompany transactions	554.7	651.9	(851.4)	(371.1)	15.9	—	—
Net cash (used in) provided by financing activities	28.9	674.3	(821.0)	(375.5)	15.9	—	(477.4)
Effect of foreign currency translation adjustment	—	—	—	—	(2.5)	—	(2.5)
Net (decrease) increase in cash and cash equivalents	—	(90.5)	12.4	(27.6)	(35.3)	—	(141.0)
Cash and cash equivalents at beginning of period	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of period	$—	$1,055.4	$16.0	$16.4	$762.6	$—	$1,850.4

Note 10 - Subsequent event
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). We used the proceeds, which included $1,100.0 million drawn on the 2015 revolving facility, to repay our 2011 term loan, to terminate the commitments under our 2011 revolving facility, and currently intend to use the remaining proceeds for an accelerated share repurchase program in the near term and for other general corporate purposes.
The 2015 credit agreement requires interest to be paid, at the Company’s option, at LIBOR or an adjusted base rate, plus applicable margin. Depending on our consolidated leverage ratio, the margin over LIBOR ranges from 0.900% to 1.300% for the 2015 revolving facility, 0.875% to 1.375% for the 2015 two-year term loan and 1.000% to 1.500% for the 2015 five-year term loan. The margin over the base rate ranges from 0.000% to 0.300% for the 2015 revolving facility, 0.000% to 0.375% for the 2015 two-year term loan and 0.000% to 0.500% for the 2015 five-year term loan. Under the 2015 credit agreement, we are required to pay commitment fees on the 2015 revolving facility. The commitment fees range from 0.100% to 0.200%, depending on our consolidated leverage ratio.
Following is a schedule of current maturities, excluding unamortized discounts and premiums, for our long-term debt as of April 28, 2015 (in millions):

Year Ended December 31,
2015	$575.0
2016	1,650.0
2017	4,725.0
2018	1,575.0
2019	2,700.0
Thereafter	5,425.0
Total	$16,650.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 23, 2015.
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

OVERVIEW
As the largest full-service pharmacy benefit management (“PBM”) company in the United States, we provide healthcare management and administration services on behalf of our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, fertility services to providers and patients, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Health Insurance Marketplace offerings, administration of a group purchasing organization and consumer health and drug information.
Through our Other Business Operations segment, we provide distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and provide consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines.
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.1% and 98.5% of revenues for the three months ended March 31, 2015 and 2014, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. Our claims volume has been impacted by in-group attrition and certain client losses and implementation delays. However, we continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (84.3% for the three months ended March 31, 2015 as compared to 82.4% in 2014). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect the ongoing positive trends in our business will continue to offset negative factors.
Revenue related to a large client was realized in the second quarter of 2014 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our contractual revenue streams.
As the regulatory environment evolves and expands, it is necessary for us to make significant investments in order to operate within the regulatory framework. These investments include, among other things, preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.
CLIENTS
We are a provider of PBM services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We also provide specialty services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists and others. Refer to Note 8 - Segment information for a description of client concentration.
RESULTS OF OPERATIONS
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
PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2015	2014
Product revenues:
Network revenues(1)	$14,242.0	$13,912.3
Home delivery and specialty revenues(2)	9,626.2	8,913.6
Service revenues	382.2	282.3
Total PBM revenues	24,250.4	23,108.2
Cost of PBM revenues(1)	22,465.9	21,400.6
PBM gross profit	1,784.5	1,707.6
PBM SG&A	977.2	1,013.0
PBM operating income	$807.3	$694.6
Claims:
Network	219.1	230.7
Home delivery and specialty(2)	30.0	30.3
Total PBM claims	249.1	261.0
Total adjusted PBM claims(3)	307.4	319.8

(1)	Includes retail pharmacy co-payments of $2,634.3 million and $2,897.9 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
Network pharmacy revenues increased by $329.7 million, or 2.4%, in the three months ended March 31, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by an increase in the network generic fill rate and lower claims volume in general. Our network generic fill rate increased to 85.1% of network claims in the three months ended March 31, 2015 as compared to 83.3% in 2014.
Home delivery and specialty revenues increased by $712.6 million, or 8.0%, in the three months ended March 31, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by an increase in the home delivery generic fill rate and lower claims volume in general. Our home delivery generic fill rate increased to 78.8% of home delivery claims in the three months ended March 31, 2015 as compared to 76.4% in 2014.
Cost of PBM revenues increased by $1,065.3 million, or 5.0%, in the three months ended March 31, 2015 from 2014. This increase is primarily due to inflation on branded drugs, partially offset by lower claims volume in general, the impact of better management of ingredient costs and the impact of an increased generic fill rate.
PBM gross profit increased by $76.9 million, or 4.5%, for the three months ended March 31, 2015 from 2014. This increase is primarily due to $54.7 million of transaction and integration costs for the three months ended March 31, 2015 compared to $107.8 million for the three months ended March 31, 2014, better management of ingredient costs and formulary, and cost savings from the increase in the aggregate generic fill rate (84.3% for the three months ended March 31, 2015 as compared to 82.4% in 2014). This increase is partially offset by lower claims volume in general.
Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2015 decreased by $35.8 million, or 3.5%, from 2014. This decrease relates primarily to $40.9 million of transaction and integration costs for the three months ended March 31, 2015 compared to $125.3 million for the three months ended March 31, 2014, as well as operational efficiencies. These decreases were partially offset by $60.0 million related to a legal settlement for the three months ended March 31, 2015.
PBM operating income increased by $112.7 million, or 16.2%, for the three months ended March 31, 2015 from 2014, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2015	2014
Product revenues	$570.6	$506.3
Service revenues	78.6	70.5
Total Other Business Operations revenues	649.2	576.8
Cost of Other Business Operations revenues	599.7	534.0
Other Business Operations gross profit	49.5	42.8
Other Business Operations SG&A	30.2	28.2
Other Business Operations operating income	$19.3	$14.6
Claims:
Other(1)	0.2	0.2
Total adjusted Other Business Operations claims	0.2	0.2
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income increased by $4.7 million for the three months ended March 31, 2015 from 2014. This increase is due to an increase in volume across the lines of business within the segment.
OTHER (EXPENSE) INCOME
Net other expense decreased by $2.3 million in the three months ended March 31, 2015 from 2014. This decrease is primarily due to decreased interest expense related to the repayment of various senior notes during the year ended December 31, 2014 and during the three months ended March 31, 2015, partially offset by increased interest expense related to the issuance of $2,500.0 million of senior notes in June 2014.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 37.8% for the three months ended March 31, 2015, as compared to 44.3% for the same period in 2014 due to both recurring and discrete events.
We recognized discrete charges of $2.3 million for the three months ended March 31, 2015, as compared to discrete charges of $36.1 million for the same period in 2014. Our 2015 net discrete charges primarily relate to changes in our unrecognized tax benefits. Our 2014 net discrete charges primarily relate to changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws.
We are currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). No net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the exact amount or timing of realization.
We believe it is reasonably possible our unrecognized tax benefits could decrease by up to $100.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Changes in these amounts are directly impacted by profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three months ended March 31, 2015 increased by $112.8 million, or 34.4%, from 2014 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 45.2% and 42.9%, respectively, for the three months ended March 31, 2015 from 2014. These increases are primarily due to reduced shares outstanding (a total of 122.5 million shares held in treasury on March 31, 2015, as compared to 68.4 million shares held in treasury on March 31, 2014), as well as higher operating income.

ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of net income attributable to Express Scripts to adjusted EBITDA attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA attributable to Express Scripts(1)	Three Months Ended March 31,
(in millions, except per claim data)	2015	2014
Net income attributable to Express Scripts	$441.1	$328.3
Provision for income taxes	268.4	261.3
Depreciation and amortization(2)	556.7	553.1
Other expense	111.1	113.4
EBITDA attributable to Express Scripts	1,377.3	1,256.1
Adjustments to EBITDA attributable to Express Scripts
Transaction and integration costs(2)	74.8	214.9
Legal settlement	60.0	—
Adjusted EBITDA attributable to Express Scripts	1,512.1	1,471.0
Total adjusted claims	307.6	320.0
Adjusted EBITDA attributable to Express Scripts per adjusted claim(3)	$4.92	$4.60

(1)
EBITDA attributable to Express Scripts is earnings before income taxes, depreciation and amortization and other expense, or alternatively calculated as operating income plus depreciation and amortization. EBITDA attributable to Express Scripts is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA attributable to Express Scripts, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA attributable to Express Scripts may not be comparable to that used by other companies.

(2)
Depreciation and amortization for the three months ended March 31, 2015 and 2014 presented above includes $20.8 million and $18.2 million, respectively, of depreciation related to the integration of Medco Health Solutions, Inc. which is not included in transaction and integration costs.

(3)
Adjusted EBITDA attributable to Express Scripts per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA attributable to Express Scripts excluding transaction and integration costs recorded each year, and a legal settlement, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA attributable to Express Scripts per adjusted claim is calculated by dividing adjusted EBITDA attributable to Express Scripts by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA attributable to Express Scripts performance on a per-unit basis. Adjusted EBITDA attributable to Express Scripts, and as a result, adjusted EBITDA attributable to Express Scripts per adjusted claim, are each affected by the changes in claim volumes between retail and home delivery, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
In the three months ended March 31, 2015, net cash provided by operating activities decreased $172.6 million to $281.4 million. Changes in working capital were impacted by the following factors:

•	Net income increased $112.6 million in 2015 from 2014.

•	Deferred income benefits increased $78.5 million in 2015 from 2014 due to increases in accruals and decreases in stock activity.

•	Changes in working capital resulted in a cash outflow of $602.9 million in 2015 compared to a cash outflow of $385.8 million in 2014, resulting in a total change of $217.1 million.
In the three months ended March 31, 2015, net cash used in investing activities decreased $47.1 million to $68.0 million. Capital expenditures for purchases of property and equipment decreased $68.8 million in 2015 from 2014. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In the three months ended March 31, 2015, net cash used in financing activities increased $659.1 million to $1,136.5 million. Cash outflows for 2015 include $1,000.0 million related to the redemption of our 2.100% senior notes due 2015 and $210.5 million related to quarterly 2011 term loan payments compared to outflows during the same period of 2014 of $618.2 million of treasury share repurchases and $157.9 million of quarterly 2011 term loan payments.
In April 2015, we entered into a credit agreement (“2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility, a two-year $2,500.0 million term loan and a five-year $3,000.0 million term loan. See Note 10 - Subsequent event for additional information.
We anticipate our current cash balances, cash flows from operations and our available credit sources, including the 2015 credit agreement, will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our credit agreements and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including existing debt levels, market conditions or other factors, we believe our liquidity options described above should be sufficient to meet our anticipated cash flow needs.
ACQUISITIONS AND RELATED TRANSACTIONS
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.
STOCK REPURCHASE PROGRAM
As of March 31, 2015, there were 83.7 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
In December 2014, we entered into one-year credit agreements providing for three uncommitted revolving credit facilities (the “2014 credit facilities”), each for $150.0 million. At March 31, 2015, no amounts were drawn under the 2014 credit facilities.
In August 2011, we entered into a credit agreement (the “2011 credit agreement”) providing for a five-year $4,000.0 million term loan (the “2011 term loan”) and a $1,500.0 million revolving loan facility (the “2011 revolving facility”). In April 2015, we repaid $1,105.3 million outstanding under the 2011 term loan and terminated the commitments under the 2011 revolving facility. See Note 10 - Subsequent event for additional information.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, minimum interest coverage ratios with respect to the 2011 credit agreement and maximum leverage ratios. At March 31, 2015, we were in compliance with all covenants associated with our debt instruments, including our credit agreements and our senior notes.
SENIOR NOTES
In February 2015, $1,000.0 million aggregate principal amount of 2.100% senior notes due 2015 matured and were repaid.

OTHER MATTERS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the balance sheet presentation of debt issuance costs. This statement is effective for financial statements issued for annual periods beginning after December 15, 2015. Adoption of the standard impacts the presentation of certain information within the consolidated financial statements, but will not impact our consolidated financial position, consolidated results of operations or consolidated cash flows.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K filed with the SEC on February 23, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to debt outstanding under the 2011 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2015, we had $1,105.3 million of gross obligations, or $199.5 million net of cash, which were subject to variable rates of interest under our credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $11.1 million (pre-tax), assuming obligations subject to variable interest rates remained constant. In April 2015, we repaid the 2011 term loan, terminated the commitments under the 2011 revolving facility and entered into the 2015 credit agreement. See Note 10 - Subsequent event for additional information.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.
During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, relating to proceedings involving the Company:

•
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. (United States District Court for the Southern District of New York) (unsealed January 2014). This qui tam case was filed under seal in April 2013. The federal government intervened against defendants Novartis Pharmaceuticals Corp. (“Novartis”) and BioScrip, Inc. (“BioScrip”), and declined to intervene against the remaining defendants. In January 2014, Kester filed an amended complaint against Novartis, BioScrip, CVS Caremark Corp., Accredo and CuraScript, Inc. (for purposes of this Item 1, “CuraScript”) alleging defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states in connection with rebates and discounts provided in various contracts with Novartis involving the following drugs: Exjade, Gleevec, Tasigna, and TOBI. The complaint seeks monetary damages, as well as costs and expenses. In June 2014, the court entered an order granting in part defendants’ motions to dismiss with respect to Gleevec, Tasigna, and TOBI, and denied the motions with respect to Exjade. In September 2014, the court denied CuraScript and Accredo’s additional motion to dismiss for failure to state a claim. Kester subsequently filed an amended complaint re-asserting claims based on Gleevec, Tasigna, and TOBI. In January 2015, the court denied Accredo and CuraScript’s motion to dismiss. Later in January 2015, the State of Washington filed a motion to amend its complaint in intervention to assert claims against Accredo, which was denied on April 10, 2015. On April 16, 2015, Accredo and CuraScript agreed to a settlement in principle with Kester, the United States, and representatives of all 50 States and the District of Columbia, whereby in exchange for Accredo’s payment of $60.0 million to settle claims regarding the Exjade program, Kester and the government entities agreed to a global release of all claims against Accredo and CuraScript concerning Exjade, Gleevec, Tasigna, and TOBI. The Exjade program giving rise to this settlement agreement predates the acquisition of Medco Health Solutions, Inc. by Express Scripts Holding Company.

•
ATLS Acquisition, LLC, et al., FGST Investments, Inc., et al. v. Medco Health Solutions, Inc. (United States Bankruptcy Court for the District of Delaware) (adversary complaint filed March 2014). In December 2012, Medco sold PolyMedica Corporation and its subsidiaries (“PolyMedica”), including all assets and liabilities, to FGST Investments, Inc. (“FGST”) in a management buyout transaction. In February 2013, ATLS Acquisition LLC (“ATLS”), the parent company of FGST, FGST and PolyMedica (ATLS, FGST and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection. In March 2014, Debtors filed a complaint against Medco alleging breach of contract, specific performance, indemnity, breach of financial statements warranty, declaratory judgment, avoidance of transfers based on constructive and actual fraud, and disallowance and subordination of Medco’s claims. Debtors seek payment of PolyMedica’s pre-closing taxes and other creditors’ claims. In March 2014, Debtors filed objections to proofs of claims filed by Medco. In March 2014, Debtors filed a motion for partial summary judgment as to the pre-closing taxes. In May 2014, Medco filed an answer and counterclaim to the adversary complaint, a motion to dismiss the adversary proceeding, and a partial cross motion for summary judgment seeking reformation of the stock purchase agreement on the issue of pre-closing taxes. Debtors filed a reply to Medco’s counterclaim, an answering brief in opposition to Medco’s motion to dismiss, and a brief in opposition to Medco’s cross motion for partial summary judgment in May 2014. In August 2014, Debtors filed a joint plan of reorganization. In September 2014, Debtors filed a motion for entry of orders including but not limited to approving bid procedures related to the sale of assets, approving bid protections, scheduling a hearing for considering sale, approving the asset purchase agreement and authorizing the sale. The auction of Debtors’ assets occurred in November 2014. On March 27, 2015, a disclosure statement and proposed joint plan of liquidation were filed with the Bankruptcy Court. Under the terms of the proposed plan, Debtors’ complaint against Medco will be settled and dismissed in exchange for an immaterial settlement to fund the plan and deferred treatment of Medco’s claims against Debtors. The Bankruptcy Court has scheduled hearings to consider approval of the disclosure statement and plan on April 28, 2015 and June 12, 2015, respectively.

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. On April 18, 2014, a complaint was filed by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging: (1) a collective action under the federal Fair Labor Standards Act for failure to pay wages and overtime; and (2) a class action for breach of contract. On April 15, 2015 the parties reached an agreement to settle outstanding claims under the matter, which settlement was approved by the court on April 20, 2015. Under the terms of the settlement, the case will be dismissed with the Company receiving a release of all claims following administration of the settlement terms.

•
In July 2011, Medco received a subpoena duces tecum from the United States Department of Justice, District of Delaware, requesting information from Medco regarding its arrangements with Astra Zeneca concerning four Astra Zeneca drugs. The Company recently reached a settlement agreement in principle with the United States for $7.9 million. The activities giving rise to this investigation occurred prior to Medco’s acquisition by Express Scripts Holding Company.

Investigations under the federal and most state False Claims Acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing of a False Claims Act complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.
In addition to the foregoing matters there have arisen various legal proceedings, investigations or claims in the ordinary course of our business now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of the Company’s common stock during the first quarter of 2015. As of March 31, 2015, there were 83.7 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	April 28, 2015	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	April 28, 2015	By:	/s/ James M. Havel
James M. Havel, Executive Vice President and
Interim Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit Number	Exhibit
2.1(2)
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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2012.

11.1	Statement regarding computation of earnings per share. (See Note 4 to the unaudited consolidated financial statements.)

31.1(1)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(1)	Certification by James M. Havel, as Executive Vice President and Interim Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(1)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2(1)	Certification by James M. Havel, as Executive Vice President and Interim Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.INS(1)	XBRL Taxonomy Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
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