Form 10-Q
period 2015-06-30
Express Scripts Holding Co.
filed 2015-07-28
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Common stock outstanding as of June 30, 2015:	675,731,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$721.0	$1,832.6
Receivables, net	6,494.5	5,979.8
Inventories	1,650.0	2,113.2
Deferred taxes	423.8	390.8
Prepaid expenses and other current assets	348.4	251.7
Total current assets	9,637.7	10,568.1
Property and equipment, net	1,411.9	1,584.0
Goodwill	29,279.6	29,280.9
Other intangible assets, net	11,400.6	12,255.2
Other assets	138.0	110.7
Total assets	$51,867.8	$53,798.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,213.6	$8,488.2
Accounts payable	3,322.7	3,137.3
Accrued expenses	2,182.8	2,836.1
Current maturities of long-term debt	2,149.7	2,555.3
Total current liabilities	15,868.8	17,016.9
Long-term debt	14,583.9	11,012.7
Deferred taxes	4,761.7	4,923.2
Other liabilities	822.4	782.1
Total liabilities	36,036.8	33,734.9
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 853.3 and 848.6, respectively; shares outstanding: 675.7 and 726.1, respectively	8.5	8.5
Additional paid-in capital	22,078.7	22,671.4
Accumulated other comprehensive (loss) income	(3.4)	2.1
Retained earnings	6,961.6	5,920.4
	29,045.4	28,602.4
Common stock in treasury at cost, 177.6 and 122.5 shares, respectively	(13,223.2)	(8,548.2)
Total Express Scripts stockholders’ equity	15,822.2	20,054.2
Non-controlling interest	8.8	9.8
Total stockholders’ equity	15,831.0	20,064.0
Total liabilities and stockholders’ equity	$51,867.8	$53,798.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenues(1)	$25,454.2	$25,111.0	$50,353.8	$48,796.0
Cost of revenues(1)	23,323.0	23,103.3	46,388.6	45,037.9
Gross profit	2,131.2	2,007.7	3,965.2	3,758.1
Selling, general and administrative	998.5	1,041.7	2,005.9	2,082.9
Operating income	1,132.7	966.0	1,959.3	1,675.2
Other (expense) income:
Interest income and other	6.0	10.3	11.3	21.4
Interest expense and other	(132.3)	(134.7)	(248.7)	(259.2)
	(126.3)	(124.4)	(237.4)	(237.8)
Income before income taxes	1,006.4	841.6	1,721.9	1,437.4
Provision for income taxes	400.3	318.9	668.7	580.2
Net income	606.1	522.7	1,053.2	857.2
Less: Net income attributable to non-controlling interest	6.0	7.5	12.0	13.7
Net income attributable to Express Scripts	$600.1	$515.2	$1,041.2	$843.5

Weighted-average number of common shares outstanding during the period:
Basic	675.4	758.1	701.7	766.7
Diluted	681.4	766.5	708.3	776.4
Earnings per share:
Basic	$0.89	$0.68	$1.48	$1.10
Diluted	$0.88	$0.67	$1.47	$1.09

1
Includes retail pharmacy co-payments of $2,322.4 million and $2,578.5 million for the three months ended June 30, 2015 and 2014, respectively, and $4,956.7 million and $5,476.4 million for the six months ended June 30, 2015 and 2014, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$606.1	$522.7	$1,053.2	$857.2
Other comprehensive income (loss):
Foreign currency translation adjustment	2.5	3.5	(5.5)	1.2
Comprehensive income	608.6	526.2	1,047.7	858.4
Less: Comprehensive income attributable to non-controlling interest	6.0	7.5	12.0	13.7
Comprehensive income attributable to Express Scripts	$602.6	$518.7	$1,035.7	$844.7
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
Net income	—	—	—	—	1,041.2	—	12.0	1,053.2
Other comprehensive loss	—	—	—	(5.5)	—	—	—	(5.5)
Treasury stock acquired	—	—	(825.0)	—	—	(4,675.0)	—	(5,500.0)
Changes in stockholders’ equity related to employee stock plans	4.7	—	232.3	—	—	—	—	232.3
Distributions to non-controlling interest	—	—	—	—	—	—	(13.0)	(13.0)
Balance at June 30, 2015	853.3	$8.5	$22,078.7	$(3.4)	$6,961.6	$(13,223.2)	$8.8	$15,831.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$1,053.2	$857.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,144.9	1,111.2
Deferred income taxes	(194.0)	(212.2)
Employee stock-based compensation expense	54.4	54.4
Other, net	(40.0)	(35.1)
Changes in operating assets and liabilities:
Accounts receivable	(544.9)	(1,163.0)
Inventories	463.1	104.1
Other current and noncurrent assets	(123.8)	(44.8)
Claims and rebates payable	(274.6)	801.2
Accounts payable	207.9	65.2
Accrued expenses	(600.5)	(358.2)
Other current and noncurrent liabilities	35.6	9.5
Net cash flows provided by operating activities	1,181.3	1,189.5
Cash flows from investing activities:
Purchases of property and equipment	(107.1)	(208.8)
Other	2.2	6.7
Net cash used in investing activities	(104.9)	(202.1)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	2,490.1
Treasury stock acquired	(5,500.0)	(2,659.9)
Repayment of long-term debt	(2,315.8)	(315.8)
Net proceeds from employee stock plans	129.5	312.1
Excess tax benefit relating to employee stock compensation	48.3	65.9
Other	(47.7)	(35.8)
Net cash used in financing activities	(2,185.7)	(143.4)
Effect of foreign currency translation adjustment	(2.3)	(0.2)
Net (decrease) increase in cash and cash equivalents	(1,111.6)	843.8
Cash and cash equivalents at beginning of period	1,832.6	1,991.4
Cash and cash equivalents at end of period	$721.0	$2,835.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of significant accounting policies
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in our 2014 Annual Financial Statements for the year ended December 31, 2014, included in Item 8 - Consolidated Financial Statements and Supplementary Data for the year ended December 31, 2014, included on Form 10-K filed with the SEC on February 23, 2015. For a description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included therein.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of June 30, 2015, and the consolidated balance sheet as of December 31, 2014, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2015 and 2014, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2015, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2015 and 2014. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and early application is not permitted before the original effective date of December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $202.5 million and $427.8 million and trading securities (included in other assets) of $26.6 million and $25.3 million, at June 30, 2015 and December 31, 2014, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

The carrying values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair values, which approximated the carrying values, of our 2015 two-year term loan, 2015 five-year term loan and 2011 term loan (Level 2) (as defined in Note 5 - Financing) were estimated using the current rates offered to us for debt with similar maturities. The carrying values, net of unamortized discounts and premiums, and the fair values of our senior notes are shown in the following table:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,317.8	$1,362.8	$1,338.4	$1,385.8

June 2009 Senior Notes
7.250% senior notes due 2019	498.4	589.0	498.2	599.4

September 2010 Senior Notes
4.125% senior notes due 2020	505.4	533.2	505.9	531.1
2.750% senior notes due 2015	500.8	502.2	502.9	506.8
	1,006.2	1,035.4	1,008.8	1,037.9
May 2011 Senior Notes
3.125% senior notes due 2016	1,498.9	1,526.7	1,498.2	1,541.9

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.6	1,357.2	1,242.1	1,374.9
6.125% senior notes due 2041	698.5	809.6	698.5	880.5
	1,941.1	2,166.8	1,940.6	2,255.4
February 2012 Senior Notes
2.650% senior notes due 2017	1,495.0	1,526.5	1,493.6	1,537.0
3.900% senior notes due 2022	984.8	1,022.0	983.8	1,044.8
2.100% senior notes due 2015	—	—	999.8	1,001.4
	2,479.8	2,548.5	3,477.2	3,583.2
June 2014 Senior Notes
2.250% senior notes due 2019	998.1	991.4	997.9	989.3
3.500% senior notes due 2024	993.4	972.6	993.1	995.8
1.250% senior notes due 2017	499.9	496.7	499.8	495.7
	2,491.4	2,460.7	2,490.8	2,480.8
Total	$11,233.6	$11,689.9	$12,252.2	$12,884.4
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

	June 30, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,289.2	$(107.0)	$29,182.2	$29,290.6	$(107.1)	$29,183.5
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,386.6	$(107.0)	$29,279.6	$29,388.0	$(107.1)	$29,280.9
Other intangible assets
PBM
Customer contracts	$17,571.0	$(6,446.7)	$11,124.3	$17,571.4	$(5,603.2)	$11,968.2
Trade names	226.6	(72.5)	154.1	226.6	(61.3)	165.3
Miscellaneous(1)	103.7	(35.4)	68.3	116.6	(58.4)	58.2
	17,901.3	(6,554.6)	11,346.7	17,914.6	(5,722.9)	12,191.7
Other Business Operations
Customer relationships	120.2	(90.4)	29.8	120.2	(82.6)	37.6
Trade names	35.8	(11.7)	24.1	35.8	(9.9)	25.9
	156.0	(102.1)	53.9	156.0	(92.5)	63.5
Total other intangible assets	$18,057.3	$(6,656.7)	$11,400.6	$18,070.6	$(5,815.4)	$12,255.2

(1)
Changes in the PBM miscellaneous balance as of June 30, 2015 include a decrease of $36.1 million of deferred financing fees related to the repayment of our 2011 term loan (as defined in Note 5 - Financing), of which only $9.2 million had not previously been amortized and was written off during the second quarter, partially offset by an increase of $28.0 million due to the recognition of deferred financing fees related to the 2015 credit agreement (as defined in Note 5 - Financing), which are amortized over a weighted-average period of 4.0 years.

The aggregate amount of amortization expense of other intangible assets was $445.7 million and $446.7 million for the three months ended June 30, 2015 and 2014, respectively, and $882.6 million and $889.3 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of $23.8 million and $28.5 million for the three months ended June 30, 2015 and 2014, respectively, and $47.6 million and $57.0 million for the six months ended June 30, 2015 and 2014, respectively, for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of Anthem (formerly known as WellPoint) has been included as an offset to revenues. The annual aggregate amount of amortization expense of other intangible assets is expected to be approximately $1,757.0 million for 2015, $1,744.0 million for 2016, $1,329.0 million for 2017, $1,317.0 million for 2018 and $1,311.0 million for 2019. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 4 to 20 years for customer-related intangible assets, 10 years for trade names (excluding legacy Express Scripts, Inc. trade names which have an indefinite life) and 2 to 30 years for other intangible assets.
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2014	$29,183.5	$97.4	$29,280.9
Foreign currency translation	(1.3)	—	(1.3)
Balance at June 30, 2015	$29,182.2	$97.4	$29,279.6

Note 4 - Earnings per share
Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Weighted-average number of common shares outstanding during the period—basic	675.4	758.1	701.7	766.7
Dilutive common stock equivalents:(1)(2)
Outstanding stock options, stock-settled stock appreciation rights, restricted stock units and executive deferred compensation units	6.0	8.4	6.6	9.7
Weighted-average number of common shares outstanding during the period—diluted	681.4	766.5	708.3	776.4

(1)
If the 2015 ASR Program had been settled as of June 30, 2015, based on the volume-weighted average price since the effective date of the 2015 ASR Agreement, the counterparty would have been required to deliver an additional 8.2 million shares to us. However, we cannot predict the final number of shares to be received under the 2015 ASR Agreement until the completion of the program in the first half of 2016. For both the three and six months ended June 30, 2015, the 8.2 million shares are not included in the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive. See Note 6 - Common stock for further description.

(2)
Excludes equity awards of 2.9 million and 3.1 million for the three months ended June 30, 2015 and 2014, respectively, and 1.9 million and 2.0 million for the six months ended June 30, 2015 and 2014, respectively. These were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, net of unamortized discounts and premiums, consists of:

(in millions)	June 30, 2015	December 31, 2014
March 2008 Senior Notes
7.125% senior notes due 2018	$1,317.8	$1,338.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.4	498.2

September 2010 Senior Notes
4.125% senior notes due 2020	505.4	505.9
2.750% senior notes due 2015	500.8	502.9
	1,006.2	1,008.8
May 2011 Senior Notes
3.125% senior notes due 2016	1,498.9	1,498.2

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.6	1,242.1
6.125% senior notes due 2041	698.5	698.5
	1,941.1	1,940.6
February 2012 Senior Notes
2.650% senior notes due 2017	1,495.0	1,493.6
3.900% senior notes due 2022	984.8	983.8
2.100% senior notes due 2015	—	999.8
	2,479.8	3,477.2
June 2014 Senior Notes
2.250% senior notes due 2019	998.1	997.9
3.500% senior notes due 2024	993.4	993.1
1.250% senior notes due 2017	499.9	499.8
	2,491.4	2,490.8
Term Loans
2015 five-year term loan(1)	3,000.0	—
2015 two-year term loan(1)	2,500.0	—
2011 term loan(1)	—	1,315.8
Total debt	16,733.6	13,568.0
Less: Current maturities of long-term debt	2,149.7	2,555.3
Total long-term debt	$14,583.9	$11,012.7

(1)
The 2015 five-year term loan and 2015 two-year term loan had average interest rates of 1.44% and 1.31%, respectively, at June 30, 2015. The 2011 term loan had an average interest rate of 1.90% at December 31, 2014.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). We used the proceeds, which included $1,100.0 million drawn on the 2015 revolving facility in addition to the 2015 two-year term loan and the 2015 five-year term loan, to repay our 2011 term loan (reflected in the table above), terminate the commitments under our 2011 revolving facility, enter into an accelerated share repurchase program and for other general corporate purposes. At June 30, 2015, no amounts were outstanding under the 2015 revolving facility. We begin making quarterly principal payments on the 2015 five-year term loan in the third quarter of 2015. At June 30, 2015, $150.0 million of the 2015 credit agreement was considered current maturities of long-term debt.

The 2015 credit agreement requires interest to be paid, at our option, at LIBOR or an adjusted base rate, plus applicable margin. Depending on our consolidated leverage ratio, the applicable margin over LIBOR ranges from 0.900% to 1.300% for the 2015 revolving facility, 0.875% to 1.375% for the 2015 two-year term loan and 1.000% to 1.500% for the 2015 five-year term loan. The applicable margin over the adjusted base rate ranges from 0.000% to 0.300% for the 2015 revolving facility, 0.000% to 0.375% for the 2015 two-year term loan and 0.000% to 0.500% for the 2015 five-year term loan. We are required to pay commitment fees on the 2015 revolving facility, which range from 0.100% to 0.200% of the revolving loan commitments, depending on our consolidated leverage ratio.
In December 2014, we entered into three separate one-year credit agreements, each providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facilities”). During the second quarter 2015, two of the three 2014 credit facilities were terminated. At June 30, 2015, no amounts were drawn under the one remaining 2014 credit facility.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The March 2008 Senior Notes (as defined in the table above) are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At June 30, 2015, we were in compliance with all covenants associated with our debt instruments.
Following is a schedule of current maturities, excluding unamortized discounts and premiums, for our long-term debt as of June 30, 2015 (in millions):

Year Ended December 31,
2015	$575.0
2016	1,650.0
2017	4,725.0
2018	1,575.0
2019	2,700.0
Thereafter	5,425.0
Total	$16,650.0
Note 6 - Common stock
Accelerated share repurchases. In April 2015, as part of our previously announced share repurchase program (the “Share Repurchase Agreement”), we entered into an agreement to repurchase shares of our common stock for an aggregate initial payment (the “prepayment amount”) of $5,500.0 million (the “2015 ASR Program”) under an accelerated share repurchase agreement (the “2015 ASR Agreement”). Under the terms of the 2015 ASR Agreement, upon payment of the prepayment amount, we received an initial delivery of 55.1 million shares of our common stock at a price of $84.79 per share, which represented, based on the closing share price of our common stock on Nasdaq on April 29, 2015, approximately 85% of the prepayment amount. The final purchase price per share (the “forward price”) and the final number of shares received will be determined using the arithmetic mean of the daily volume-weighted average price of our common stock (the “VWAP”) over the term of the 2015 ASR Program, less a discount and subject to adjustments pursuant to the terms of the 2015 ASR Agreement (including a cap on the forward price). The 2015 ASR Program will be completed in the first half of 2016, subject to the right of the counterparty to the 2015 ASR Agreement to accelerate the settlement of the 2015 ASR Program.
Upon settlement of the 2015 ASR Program, we may receive additional shares or we may be required to either pay additional cash or deliver shares of our common stock (at our option), based on the forward price. Under the terms of the 2015 ASR Agreement, the maximum number of shares that could be delivered by us is 129.7 million. If the 2015 ASR Program had been settled as of June 30, 2015, based on the VWAP since the effective date of the 2015 ASR Agreement, the counterparty would have been required to deliver an additional 8.2 million shares to us. However, we cannot predict the final number of shares to be received under the 2015 ASR Agreement, which cannot occur until the first half of 2016. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because the effect is anti-dilutive.
The 2015 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the unaudited consolidated balance sheet at June 30, 2015. The $825.0 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the 2015 ASR Program. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2015 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2015 ASR Agreement.
Treasury share repurchases. We repurchased 55.1 million and 29.9 million shares for $4,675.0 million and $2,191.6 million during the three months ended June 30, 2015 and 2014, respectively, and 55.1 million and 37.9 million shares for $4,675.0 million and $2,809.8 million during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there were 28.6 million shares remaining under our Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Note 7 - Stock-based compensation plans
Under our stock-based compensation plans described below, we have issued stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards and performance shares. All awards are settled by issuance of new shares.
Awards granted under the incentive stock plans are subject to accelerated vesting under certain specified circumstances, including upon a change in control and termination, and are also subject to forfeiture without consideration upon termination of employment under certain circumstances. The maximum term of stock options, restricted stock units and performance shares is generally 10 years.
We recognized stock-based compensation expense of $27.5 million and $26.4 million in the three months ended June 30, 2015 and 2014, respectively, and $54.4 million and $54.4 million in the six months ended June 30, 2015 and 2014, respectively. Unamortized stock-based compensation as of June 30, 2015 was $52.4 million for stock options and $76.1 million for restricted stock units and performance shares.
Stock options. During the six months ended June 30, 2015, we granted 3.0 million stock options with a weighted-average fair market value of $18.08 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.0%-1.6%	0.9%-1.7%	1.0%-1.7%	0.7%-1.7%
Expected volatility of stock	21%-26%	26%-28%	21%-26%	26%-29%
Expected dividend yield	None	None	None	None
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
Restricted stock units and performance shares. During the six months ended June 30, 2015, we granted to certain officers and key employees 0.8 million restricted stock units and performance shares with a weighted-average fair market value of $84.81 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the six months ended June 30, 2015, 0.1 million additional performance shares were settled and common shares were issued to certain officers and key employees.

Note 8 - Commitments and contingencies
Various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries have arisen in the ordinary course of business, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable.
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
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that Express Scripts, Inc. (“ESI”) and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. In March 2014, the Ninth Circuit Court of Appeals remanded the case to the district court for further proceedings.

•
(i) Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (ii) North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (iii) Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending. Oral arguments were held in January 2012. Mike’s Medical Center Pharmacy agreed to voluntarily dismiss its claims against Medco Health Solutions, Inc. in July 2015.

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. A complaint was filed by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging: (1) a collective action under the federal Fair Labor Standards Act for failure to pay wages and overtime; and (2) a class action for breach of contract. In April 2015, the parties reached an agreement to settle outstanding claims for an immaterial amount. Under the terms of the settlement, the case will be dismissed with the Company receiving a release of all claims following administration of the settlement terms.

•	We are the subject of various qui tam matters:

◦
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland v. Medco Health Solutions, Inc., et al. (Medco’s former subsidiary PolyMedica). The complaint alleges PolyMedica violated the False Claims Act. In February 2014, the bankruptcy court, presiding over PolyMedica’s Chapter 11 case, granted ATLS Acquisition LLC’s and PolyMedica’s motion for summary judgment on all relators’ claims in full, but the case remains stayed with respect to Medco. On July 15, 2015, the bankruptcy court entered its findings of fact, conclusions of law, and order confirming Debtors’ plan of liquidation. The order contains an injunction against Matheny from pursuing further litigation against Medco and Matheny has 14 days to appeal this order.

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

◦
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint, received on June 23, 2015, alleges Accredo violated the federal False Claims Act.

◦
United States ex rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. The complaint alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states. In March 2015, we recorded an accrual of $60.0 million in selling, general and administrative expense in the unaudited consolidated statement of operations. During the second quarter, the parties settled the case for approximately $60.0 million. The Exjade program giving rise to this settlement agreement predates the acquisition of Medco Health Solutions, Inc. by Express Scripts Holding Company.

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
Note 9 - Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and six months ended June 30, 2015 and 2014.

(in millions)	PBM(1)	Other Business Operations	Total
For the three months ended June 30, 2015
Product revenues:
Network revenues(2)	$14,277.0	$—	$14,277.0
Home delivery and specialty revenues(3)	10,083.9	—	10,083.9
Other revenues(4)	—	614.8	614.8
Service revenues	399.3	79.2	478.5
Total revenues	24,760.2	694.0	25,454.2
Depreciation and amortization expense	580.7	7.5	588.2
Operating income	1,112.8	19.9	1,132.7
Interest income and other			6.0
Interest expense and other			(132.3)
Income before income taxes			1,006.4
Capital expenditures	51.8	7.0	58.8
For the three months ended June 30, 2014
Product revenues:
Network revenues(2)	$14,605.0	$—	$14,605.0
Home delivery and specialty revenues(3)	9,559.7	—	9,559.7
Other revenues(4)	—	559.6	559.6
Service revenues	311.7	75.0	386.7
Total revenues	24,476.4	634.6	25,111.0
Depreciation and amortization expense	550.8	7.3	558.1
Operating income	952.9	13.1	966.0
Interest income and other			10.3
Interest expense and other			(134.7)
Income before income taxes			841.6
Capital expenditures	86.6	5.1	91.7
For the six months ended June 30, 2015
Product revenues:
Network revenues(2)	$28,519.0	$—	$28,519.0
Home delivery and specialty revenues(3)	19,710.1	—	19,710.1
Other revenues(4)	—	1,185.4	1,185.4
Service revenues	781.5	157.8	939.3
Total revenues	49,010.6	1,343.2	50,353.8
Depreciation and amortization expense	1,130.0	14.9	1,144.9
Operating income	1,920.1	39.2	1,959.3
Interest income and other			11.3
Interest expense and other			(248.7)
Income before income taxes			1,721.9
Capital expenditures	93.2	13.9	107.1

(in millions)	PBM(1)	Other Business Operations	Total
For the six months ended June 30, 2014
Product revenues:
Network revenues(2)	$28,517.3	$—	$28,517.3
Home delivery and specialty revenues(3)	18,473.3	—	18,473.3
Other revenues(4)	—	1,065.9	1,065.9
Service revenues	594.0	145.5	739.5
Total revenues	47,584.6	1,211.4	48,796.0
Depreciation and amortization expense	1,096.8	14.4	1,111.2
Operating income	1,647.5	27.7	1,675.2
Interest income and other			21.4
Interest expense and other			(259.2)
Income before income taxes			1,437.4
Capital expenditures	198.2	10.6	208.8

(1)
PBM total revenues and operating income for each of the three and six months ended June 30, 2015 and 2014 includes $141.7 million and $129.4 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2015 and 2014 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,322.4 million and $2,578.5 million for the three months ended June 30, 2015 and 2014, respectively, and $4,956.7 million and $5,476.4 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(4)	Includes other revenues related to drugs distributed through patient assistance programs.
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies, and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of pharmaceuticals and medical supplies to providers, clinics and hospitals and consulting services for pharmaceutical manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our United BioSource business.
Following is balance sheet information about our reportable segments:

(in millions)	PBM	Other Business Operations	Total
As of June 30, 2015
Total assets	$50,828.7	$1,039.1	$51,867.8
Investment in equity method investee	$42.6	$—	$42.6

As of December 31, 2014
Total assets	$52,891.6	$907.3	$53,798.9
Investment in equity method investee	$40.3	$—	$40.3
Two clients on an individual basis represent 10% or greater of our consolidated revenues for the three and six months ended June 30, 2015 and in the aggregate represent 30.2% and 30.0% of consolidated revenues for the three and six months ended June 30, 2015, respectively.
Revenues earned by our international businesses totaled $20.7 million and $21.9 million for the three months ended June 30, 2015 and 2014, respectively, and $41.3 million and $43.9 million for the six months ended June 30, 2015 and 2014, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $50.0 million and $56.0 million as of June 30, 2015 and December 31, 2014, respectively. All other long-lived assets are domiciled in the United States.

Note 10 - Condensed consolidating financial information
The senior notes issued by ESI, Medco and us are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
The following presentation reflects the structure that exists as of the most recent balance sheet date. The condensed consolidating financial information is presented separately for:

(i)	Express Scripts Holding Company (the Parent Company), the issuer of certain guaranteed obligations;

(ii)	ESI, guarantor, the issuer of additional guaranteed obligations;

(iii)	Medco, guarantor, the issuer of additional guaranteed obligations;

(iv)	Guarantor subsidiaries, on a combined basis (but excluding ESI and Medco), as specified in the indentures related to Express Scripts Holding Company’s, ESI’s and Medco’s obligations under the notes;

(v)	Non-guarantor subsidiaries, on a combined basis;

(vi)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Express Scripts Holding Company, ESI, Medco, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vii)	Express Scripts Holding Company and its subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2015
Cash and cash equivalents	$—	$267.8	$1.3	$64.7	$387.2	$—	$721.0
Receivables, net	—	3,235.3	1,014.8	1,702.4	542.0	—	6,494.5
Other current assets	—	454.2	219.5	1,707.5	43.8	(2.8)	2,422.2
Total current assets	—	3,957.3	1,235.6	3,474.6	973.0	(2.8)	9,637.7
Property and equipment, net	—	662.3	4.3	726.9	18.4	—	1,411.9
Investments in subsidiaries	39,241.6	11,543.5	9,362.4	—	—	(60,147.5)	—
Intercompany	—	—	381.2	14,682.5	262.7	(15,326.4)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	22.3	—	29,279.6
Other intangible assets, net	62.0	904.4	8,935.6	1,485.2	13.4	—	11,400.6
Other assets	—	107.0	21.3	6.5	3.8	(0.6)	138.0
Total assets	$39,303.6	$20,087.4	$42,550.3	$24,110.2	$1,293.6	$(75,477.3)	$51,867.8
Claims and rebates payable	$—	$4,726.9	$3,486.7	$—	$—	$—	$8,213.6
Accounts payable	—	979.2	125.6	2,061.1	156.8	—	3,322.7
Accrued expenses	8.9	922.2	618.7	386.5	249.3	(2.8)	2,182.8
Current maturities of long-term debt	150.0	1,498.9	500.8	—	—	—	2,149.7
Total current liabilities	158.9	8,127.2	4,731.8	2,447.6	406.1	(2.8)	15,868.8
Long-term debt	12,262.3	498.4	1,823.2	—	—	—	14,583.9
Intercompany	11,060.2	4,266.2	—	—	—	(15,326.4)	—
Deferred taxes	—	12.2	3,156.4	1,591.2	1.9	—	4,761.7
Other liabilities	—	339.2	441.5	32.7	9.6	(0.6)	822.4
Non-controlling interest	—	—	—	—	8.8	—	8.8
Express Scripts stockholders’ equity	15,822.2	6,844.2	32,397.4	20,038.7	867.2	(60,147.5)	15,822.2
Total liabilities and stockholders’ equity	$39,303.6	$20,087.4	$42,550.3	$24,110.2	$1,293.6	$(75,477.3)	$51,867.8

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2014
Cash and cash equivalents	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6
Receivables, net	—	3,127.3	592.4	1,717.7	542.4	—	5,979.8
Other current assets	—	364.1	228.7	2,147.4	38.9	(23.4)	2,755.7
Total current assets	—	4,447.4	821.6	3,878.8	1,443.7	(23.4)	10,568.1
Property and equipment, net	—	712.3	5.0	847.9	18.8	—	1,584.0
Investments in subsidiaries	38,191.4	10,792.4	9,895.1	—	—	(58,878.9)	—
Intercompany	—	—	412.5	13,957.9	282.4	(14,652.8)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	23.6	—	29,280.9
Other intangible assets, net	49.6	954.7	9,606.0	1,630.4	14.5	—	12,255.2
Other assets	—	95.3	20.1	7.6	4.4	(16.7)	110.7
Total assets	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9
Claims and rebates payable	$—	$4,680.1	$3,808.1	$—	$—	$—	$8,488.2
Accounts payable	—	847.5	39.5	2,167.1	83.2	—	3,137.3
Accrued expenses	15.3	976.7	562.2	362.2	943.1	(23.4)	2,836.1
Current maturities of long-term debt	2,052.4	—	502.9	—	—	—	2,555.3
Total current liabilities	2,067.7	6,504.3	4,912.7	2,529.3	1,026.3	(23.4)	17,016.9
Long-term debt	7,172.0	1,996.5	1,844.2	—	—	—	11,012.7
Intercompany	8,947.1	5,705.7	—	—	—	(14,652.8)	—
Deferred taxes	—	—	3,389.9	1,529.2	4.1	—	4,923.2
Other liabilities	—	315.4	425.1	53.8	4.5	(16.7)	782.1
Non-controlling interest	—	—	—	—	9.8	—	9.8
Express Scripts stockholders’ equity	20,054.2	5,393.1	32,798.3	19,944.8	742.7	(58,878.9)	20,054.2
Total liabilities and stockholders’ equity	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2015
Revenues	$—	$10,267.6	$7,189.2	$9,058.1	$505.7	$(1,566.4)	$25,454.2
Operating expenses	—	9,313.5	7,320.0	8,829.1	425.3	(1,566.4)	24,321.5
Operating income (loss)	—	954.1	(130.8)	229.0	80.4	—	1,132.7
Other (expense) income:
Interest (expense) income and other, net	(89.9)	(20.4)	(14.0)	0.1	(2.1)	—	(126.3)
Intercompany interest income (expense)	75.6	(37.8)	—	(37.8)	—	—	—
Other expense, net	(14.3)	(58.2)	(14.0)	(37.7)	(2.1)	—	(126.3)
Income (loss) before income taxes	(14.3)	895.9	(144.8)	191.3	78.3	—	1,006.4
Provision (benefit) for income taxes	(5.3)	346.5	(37.9)	90.7	6.3	—	400.3
Net income (loss) before equity in earnings of subsidiaries	(9.0)	549.4	(106.9)	100.6	72.0	—	606.1
Equity in earnings (loss) of subsidiaries	609.1	513.5	(346.9)	—	—	(775.7)	—
Net income (loss)	600.1	1,062.9	(453.8)	100.6	72.0	(775.7)	606.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.0	—	6.0
Net income (loss) attributable to Express Scripts	600.1	1,062.9	(453.8)	100.6	66.0	(775.7)	600.1
Other comprehensive income	2.5	2.5	—	—	2.5	(5.0)	2.5
Comprehensive income (loss) attributable to Express Scripts	$602.6	$1,065.4	$(453.8)	$100.6	$68.5	$(780.7)	$602.6

For the three months ended June 30, 2014
Revenues	$—	$9,564.5	$8,891.8	$7,076.4	$544.5	$(966.2)	$25,111.0
Operating expenses	—	8,918.4	8,872.0	6,853.8	467.0	(966.2)	24,145.0
Operating income	—	646.1	19.8	222.6	77.5	—	966.0
Other (expense) income, net	(93.3)	(17.7)	(11.2)	0.3	(2.5)	—	(124.4)
Income (loss) before income taxes	(93.3)	628.4	8.6	222.9	75.0	—	841.6
Provision (benefit) for income taxes	(33.8)	282.0	5.0	75.3	(9.6)	—	318.9
Net income (loss) before equity in earnings of subsidiaries	(59.5)	346.4	3.6	147.6	84.6	—	522.7
Equity in earnings (loss) of subsidiaries	574.7	257.2	(32.5)	—	—	(799.4)	—
Net income (loss)	515.2	603.6	(28.9)	147.6	84.6	(799.4)	522.7
Less: Net income attributable to non-controlling interest	—	—	—	—	7.5	—	7.5
Net income (loss) attributable to Express Scripts	515.2	603.6	(28.9)	147.6	77.1	(799.4)	515.2
Other comprehensive income	3.5	3.5	—	—	3.5	(7.0)	3.5
Comprehensive income (loss) attributable to Express Scripts	$518.7	$607.1	$(28.9)	$147.6	$80.6	$(806.4)	$518.7

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2015
Revenues	$—	$19,950.6	$14,990.3	$16,903.5	$1,112.5	$(2,603.1)	$50,353.8
Operating expenses	—	18,692.7	14,797.1	16,538.0	969.8	(2,603.1)	48,394.5
Operating income	—	1,257.9	193.2	365.5	142.7	—	1,959.3
Other (expense) income:
Interest (expense) income and other, net	(165.9)	(39.6)	(28.5)	0.7	(4.1)	—	(237.4)
Intercompany interest income (expense)	151.6	(75.8)	—	(75.8)	—	—	—
Other expense, net	(14.3)	(115.4)	(28.5)	(75.1)	(4.1)	—	(237.4)
Income (loss) before income taxes	(14.3)	1,142.5	164.7	290.4	138.6	—	1,721.9
Provision (benefit) for income taxes	(5.3)	436.5	82.9	146.5	8.1	—	668.7
Net income (loss) before equity in earnings of subsidiaries	(9.0)	706.0	81.8	143.9	130.5	—	1,053.2
Equity in earnings (loss) of subsidiaries	1,050.2	745.1	(482.7)	—	—	(1,312.6)	—
Net income (loss)	1,041.2	1,451.1	(400.9)	143.9	130.5	(1,312.6)	1,053.2
Less: Net income attributable to non-controlling interest	—	—	—	—	12.0	—	12.0
Net income (loss) attributable to Express Scripts	1,041.2	1,451.1	(400.9)	143.9	118.5	(1,312.6)	1,041.2
Other comprehensive loss	(5.5)	(5.5)	—	—	(5.5)	11.0	(5.5)
Comprehensive income (loss) attributable to Express Scripts	$1,035.7	$1,445.6	$(400.9)	$143.9	$113.0	$(1,301.6)	$1,035.7

For the six months ended June 30, 2014
Revenues	$—	$18,121.2	$18,006.7	$13,634.8	$1,155.1	$(2,121.8)	$48,796.0
Operating expenses	—	17,181.3	18,065.6	12,969.8	1,025.9	(2,121.8)	47,120.8
Operating income (loss)	—	939.9	(58.9)	665.0	129.2	—	1,675.2
Other (expense) income, net	(177.4)	(36.3)	(20.3)	1.3	(5.1)	—	(237.8)
Income (loss) before income taxes	(177.4)	903.6	(79.2)	666.3	124.1	—	1,437.4
Provision (benefit) for income taxes	(64.3)	416.2	(25.4)	259.3	(5.6)	—	580.2
Net income (loss) before equity in earnings of subsidiaries	(113.1)	487.4	(53.8)	407.0	129.7	—	857.2
Equity in earnings of subsidiaries	956.6	472.5	50.5	—	—	(1,479.6)	—
Net income (loss)	843.5	959.9	(3.3)	407.0	129.7	(1,479.6)	857.2
Less: Net income attributable to non-controlling interest	—	—	—	—	13.7	—	13.7
Net income (loss) attributable to Express Scripts	843.5	959.9	(3.3)	407.0	116.0	(1,479.6)	843.5
Other comprehensive income	1.2	1.2	—	—	1.2	(2.4)	1.2
Comprehensive income (loss) attributable to Express Scripts	$844.7	$961.1	$(3.3)	$407.0	$117.2	$(1,482.0)	$844.7

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2015
Net cash flows provided by (used in) operating activities	$4.0	$820.2	$(29.4)	$918.9	$(488.4)	$(44.0)	$1,181.3
Cash flows from investing activities:
Purchases of property and equipment	—	(79.6)	—	(24.1)	(3.4)	—	(107.1)
Other	—	1.2	—	1.2	(0.2)	—	2.2
Net cash used in investing activities	—	(78.4)	—	(22.9)	(3.6)	—	(104.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	—	5,500.0
Treasury stock acquired	(5,500.0)	—	—	—	—	—	(5,500.0)
Repayment of long-term debt	(2,315.8)	—	—	—	—	—	(2,315.8)
Net proceeds from employee stock plans	129.5	—	—	—	—	—	129.5
Excess tax benefit relating to employee stock compensation	—	18.8	29.5	—	—	—	48.3
Other	(27.8)	—	—	(6.9)	(57.0)	44.0	(47.7)
Net intercompany transactions	2,210.1	(1,448.8)	0.7	(838.1)	76.1	—	—
Net cash (used in) provided by financing activities	(4.0)	(1,430.0)	30.2	(845.0)	19.1	44.0	(2,185.7)
Effect of foreign currency translation adjustment	—	—	—	—	(2.3)	—	(2.3)
Net (decrease) increase in cash and cash equivalents	—	(688.2)	0.8	51.0	(475.2)	—	(1,111.6)
Cash and cash equivalents at beginning of period	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of period	$—	$267.8	$1.3	$64.7	$387.2	$—	$721.0

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2014
Net cash flows provided by (used in) operating activities	$(89.3)	$(1,137.3)	$1,750.4	$997.3	$(331.6)	$—	$1,189.5
Cash flows from investing activities:
Purchases of property and equipment	—	(164.0)	—	(41.5)	(3.3)	—	(208.8)
Other	—	2.4	—	0.1	4.2	—	6.7
Net cash (used in) provided by investing activities	—	(161.6)	—	(41.4)	0.9	—	(202.1)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Treasury stock acquired	(2,659.9)	—	—	—	—	—	(2,659.9)
Repayment of long-term debt	(315.7)	(0.1)	—	—	—	—	(315.8)
Net proceeds from employee stock plans	312.1	—	—	—	—	—	312.1
Excess tax benefit relating to employee stock compensation	—	33.4	32.5	—	—	—	65.9
Other	(14.9)	—	—	(6.7)	(14.2)	—	(35.8)
Net intercompany transactions	277.6	2,479.8	(1,779.5)	(970.6)	(7.3)	—	—
Net cash (used in) provided by financing activities	89.3	2,513.1	(1,747.0)	(977.3)	(21.5)	—	(143.4)
Effect of foreign currency translation adjustment	—	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	1,214.2	3.4	(21.4)	(352.4)	—	843.8
Cash and cash equivalents at beginning of period	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of period	$—	$2,360.1	$7.0	$22.6	$445.5	$—	$2,835.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.1% of revenues for both the three and six months ended June 30, 2015 and 98.5% of revenues for both the three and six months ended June 30, 2014.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has also been impacted by certain in-group attrition and client losses. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (84.7% and 84.5% for the three and six months ended June 30, 2015, respectively, as compared to 83.0% and 82.7% for the three and six months ended June 30, 2014, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect the ongoing positive trends in our business will continue to offset negative factors.
Revenues related to a large client were realized in the second quarters of 2015 and 2014 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our contractual revenue streams.
As the regulatory environment evolves and expands, it is necessary for us to make significant investments in order to operate within the regulatory framework. These investments include, among other things, preparation for changes to the Medicare regulations and the implementation of the Health Reform Laws.
RESULTS OF OPERATIONS
Throughout the description below, reference is made to the impact of generic fill rates. Generally, higher generic fill rates lower PBM revenues, as generic drugs are generally priced lower than branded drugs. However, as ingredient cost on generic drugs is incrementally lower than the price charged, higher generic fill rates generally have a favorable impact on gross profit.
The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

PBM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Product revenues:
Network revenues(1)	$14,277.0	$14,605.0	$28,519.0	$28,517.3
Home delivery and specialty revenues(2)	10,083.9	9,559.7	19,710.1	18,473.3
Service revenues	399.3	311.7	781.5	594.0
Total PBM revenues	24,760.2	24,476.4	49,010.6	47,584.6
Cost of PBM revenues(1)	22,678.6	22,511.1	45,144.5	43,911.7
PBM gross profit	2,081.6	1,965.3	3,866.1	3,672.9
PBM SG&A	968.8	1,012.4	1,946.0	2,025.4
PBM operating income	$1,112.8	$952.9	$1,920.1	$1,647.5
Claims:
Network	228.2	231.0	447.3	461.7
Home delivery and specialty(2)	30.0	31.8	60.0	62.1
Total PBM claims	258.2	262.8	507.3	523.8
Total adjusted PBM claims(3)	321.0	324.3	628.4	644.1

(1)
Includes retail pharmacy co-payments of $2,322.4 million and $2,578.5 million for the three months ended June 30, 2015 and 2014, respectively, and $4,956.7 million and $5,476.4 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.
PBM revenues. Network pharmacy revenues decreased $328.0 million, or 2.2%, in the three months ended June 30, 2015 from 2014. This decrease relates primarily to lower claims volume in general as well as an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 85.5% of network claims in the three months ended June 30, 2015 as compared to 83.9% in 2014.
Home delivery and specialty revenues increased $524.2 million, or 5.5%, in the three months ended June 30, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume in general and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 79.6% of home delivery claims in the three months ended June 30, 2015 as compared to 76.9% in 2014.
Network pharmacy revenues increased $1.7 million in the six months ended June 30, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume in general and an increase in the network generic fill rate. Our network generic fill rate increased to 85.3% of network claims in the six months ended June 30, 2015 as compared to 83.6% in 2014.
Home delivery and specialty revenues increased $1,236.8 million, or 6.7%, in the six months ended June 30, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume in general and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 79.2% of home delivery claims in the six months ended June 30, 2015 as compared to 76.7% in 2014.
Cost of PBM revenues. Cost of PBM revenues increased $167.5 million, or 0.7%, in the three months ended June 30, 2015 from 2014. This increase is primarily due to inflation on branded drugs, partially offset by lower claims volume in general, the impact of better management of ingredient costs and the impact of an increased aggregate generic fill rate.
Cost of PBM revenues increased $1,232.8 million, or 2.8%, in the six months ended June 30, 2015 from 2014. This increase is primarily due to inflation on branded drugs, partially offset by lower claims volume in general, the impact of better management of ingredient costs and the impact of an increased aggregate generic fill rate.
PBM gross profit. PBM gross profit increased $116.3 million, or 5.9%, for the three months ended June 30, 2015 from 2014. This increase is primarily due to $40.7 million of transaction and integration costs for the three months ended June 30, 2015 compared to $108.6 million for the three months ended June 30, 2014. Additionally, this increase is due to the second quarter realization of revenues and the resulting operating income of $141.7 million for the three months ended June 30, 2015 related to a client contract, as compared to $129.4 million for the three months ended June 30, 2014. This increase is also due to better management of ingredient costs and formulary, as well as cost savings from the increase in the aggregate generic fill rate (84.7% for the three months ended June 30, 2015 as compared to 83.0% in 2014), partially offset by lower claims volume in general.
PBM gross profit increased $193.2 million, or 5.3%, for the six months ended June 30, 2015 from 2014. This increase is primarily due to $95.4 million of transaction and integration costs for the six months ended June 30, 2015 compared to $216.4 million for the six months ended June 30, 2014. Additionally, this increase is due to the second quarter realization of revenues and the resulting operating income of $141.7 million for the six months ended June 30, 2015 related to a client contract, as compared to $129.4 million for the six months ended June 30, 2014. This increase is also due to better management of ingredient costs and formulary, as well as cost savings from the increase in the aggregate generic fill rate (84.5% for the six months ended June 30, 2015 as compared to 82.7% in 2014), partially offset by lower claims volume in general.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $43.6 million, or 4.3%, for the three months ended June 30, 2015 from 2014. This decrease relates primarily to $88.1 million of transaction and integration costs for the three months ended June 30, 2015 compared to $129.8 million for the three months ended June 30, 2014.
SG&A for our PBM segment decreased $79.4 million, or 3.9%, for the six months ended June 30, 2015 from 2014. This decrease relates primarily to $129.0 million of transaction and integration costs for the six months ended June 30, 2015 compared to $255.1 million for the six months ended June 30, 2014. This decrease is partially offset by $60.0 million related to a legal settlement for the six months ended June 30, 2015.
PBM operating income. PBM operating income increased $159.9 million, or 16.8%, and $272.6 million, or 16.5%, for the three and six months ended June 30, 2015 from 2014, respectively, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Product revenues	$614.8	$559.6	$1,185.4	$1,065.9
Service revenues	79.2	75.0	157.8	145.5
Total Other Business Operations revenues	694.0	634.6	1,343.2	1,211.4
Cost of Other Business Operations revenues	644.4	592.2	1,244.1	1,126.2
Other Business Operations gross profit	49.6	42.4	99.1	85.2
Other Business Operations SG&A	29.7	29.3	59.9	57.5
Other Business Operations operating income	$19.9	$13.1	$39.2	$27.7
Claims:
Other(1)	0.2	0.2	0.4	0.4
Total adjusted Other Business Operations claims	0.2	0.2	0.4	0.4
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income increased $6.8 million and $11.5 million for the three and six months ended June 30, 2015 from 2014, respectively. These increases are due to an increase in volume across the lines of business within the segment.
OTHER (EXPENSE) INCOME
Net other expense increased $1.9 million in the three months ended June 30, 2015 from 2014. This increase is primarily due to increased interest expense related to the 2015 credit agreement (as defined below) and the issuance of $2,500.0 million of senior notes in June 2014, partially offset by decreased interest expense related to the repayment of various senior notes and the 2011 term loan (as defined below) during both the year ended December 31, 2014 and the six months ended June 30, 2015.

Net other expense decreased $0.4 million in the six months ended June 30, 2015 from 2014. This decrease is primarily due to decreased interest expense related to the repayment of various senior notes during both the year ended December 31, 2014 and the six months ended June 30, 2015, partially offset by increased interest expense related to the 2015 credit agreement (as defined below) and the issuance of $2,500.0 million of senior notes in June 2014.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts increased to 40.0% for the three months ended June 30, 2015 from 38.2% for the same period in 2014 and decreased to 39.1% for the six months ended June 30, 2015 from 40.8% for the same period in 2014 due to both recurring and discrete events.
We recognized net discrete charges of $23.4 million and $25.7 million for the three and six months ended June 30, 2015, compared to net discrete charges of $1.9 million and $38.0 million for the same periods in 2014. Our 2015 net discrete charges primarily relate to the deferred tax implications of newly enacted state laws and changes in our unrecognized tax benefits. Our 2014 net discrete charges primarily relate to interest on and changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws.
We are currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). No net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the amount or timing of realization.
We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $100.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Changes in these amounts are directly impacted by profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and six months ended June 30, 2015 increased $84.9 million, or 16.5%, and $197.7 million, or 23.4%, respectively, from 2014 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 30.9% and 31.3%, respectively, for the three months ended June 30, 2015 from 2014, and 34.5% and 34.9%, respectively, for the six months ended June 30, 2015 from 2014. These increases are primarily due to reduced shares outstanding (a total of 177.6 million shares held in treasury on June 30, 2015, compared to 98.3 million shares held in treasury on June 30, 2014), as well as higher operating income.

ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of net income to adjusted EBITDA attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA attributable to Express Scripts(1)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2015	2014	2015	2014
Net income attributable to Express Scripts	600.1	515.2	$1,041.2	$843.5
Provision for income taxes	400.3	318.9	668.7	580.2
Depreciation and amortization(2)	588.2	558.1	1,144.9	1,111.2
Other expense	126.3	124.4	237.4	237.8
EBITDA attributable to Express Scripts	1,714.9	1,516.6	3,092.2	2,772.7
Adjustments to EBITDA attributable to Express Scripts
Transaction and integration costs(2)	79.6	218.6	154.4	433.5
Legal settlement	—	—	60.0	—
Adjusted EBITDA attributable to Express Scripts	1,794.5	1,735.2	3,306.6	3,206.2
Total adjusted claims	321.2	324.5	628.8	644.5
Adjusted EBITDA attributable to Express Scripts per adjusted claim(3)	$5.59	$5.35	$5.26	$4.97

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

(2)
Depreciation and amortization presented above includes $49.2 million and $19.8 million for the three months ended June 30, 2015 and 2014, respectively, and $70.0 million and $38.0 million for the six months ended June 30, 2015 and 2014, respectively, of depreciation related to the integration of Medco Health Solutions, Inc. which is not included in transaction and integration costs.

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

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
In the six months ended June 30, 2015, net cash provided by operating activities decreased $8.2 million to $1,181.3 million. Changes in working capital were impacted by the following factors:

•	Net income increased $196.0 million in 2015 from 2014.

•	Deferred income taxes decreased $18.2 million in 2015 from 2014 primarily due to increases in accruals and decreases in stock option activity.

•	Changes in working capital resulted in a cash outflow of $837.2 million in 2015 compared to a cash outflow of $586.0 million in 2014, resulting in a total change of $251.2 million.

In the six months ended June 30, 2015, net cash used in investing activities decreased $97.2 million to $104.9 million. Capital expenditures for purchases of property and equipment decreased $101.7 million in 2015 from 2014. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In the six months ended June 30, 2015, net cash used in financing activities increased $2,042.3 million to $2,185.7 million. Cash inflows for 2015 include $5,500.0 million related to the 2015 credit agreement (defined below), compared to $2,490.1 million related to the issuance of our senior notes in June 2014. Cash outflows for 2015 include $5,500.0 million of treasury share repurchases and $2,315.8 million related to the repayment of long-term debt, compared to outflows during the same period of 2014 of $2,659.9 million of treasury share repurchases and $315.8 million related to the repayment of debt.
We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our credit agreements and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including existing debt levels, market conditions or other factors, we believe our liquidity options described above should be sufficient to meet our anticipated cash flow needs.
ACQUISITIONS AND RELATED TRANSACTIONS
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.
ACCELERATED SHARE REPURCHASE PROGRAM
In April 2015, as part of our Share Repurchase Program, we entered into an agreement to repurchase shares of our common stock for an aggregate initial payment of $5,500.0 million under an accelerated share repurchase agreement. We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the unaudited consolidated balance sheet at June 30, 2015. See Note 6 - Common stock for additional details.
STOCK REPURCHASE PROGRAM
We repurchased 55.1 million and 29.9 million shares for $4,675.0 million and $2,191.6 million during the three months ended June 30, 2015 and 2014, respectively, and 55.1 million and 37.9 million shares for $4,675.0 million and $2,809.8 million during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there were 28.6 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At June 30, 2015, no amounts were outstanding under the 2015 revolving facility. We begin making quarterly principal payments on the 2015 five-year term loan in the third quarter of 2015. At June 30, 2015, $150.0 million of the 2015 credit agreement was considered current maturities of long-term debt. See Note 5 - Financing for additional details.
In December 2014, we entered into three separate one-year credit agreements, each providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facilities”). During the second quarter 2015, two of the three 2014 credit facilities were terminated. At June 30, 2015, no amounts were drawn under the one remaining 2014 credit facility.
In August 2011, we entered into a credit agreement providing for a five-year $4,000.0 million term loan (the “2011 term loan”) and a $1,500.0 million revolving loan facility (the “2011 revolving facility”). In April 2015, we repaid $1,105.3 million outstanding under the 2011 term loan and terminated the commitments under the 2011 revolving facility.

Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At June 30, 2015, we were in compliance with all covenants associated with our debt instruments.
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
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
IMPACT OF INFLATION
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide clients are billed based on a generally recognized price index for pharmaceuticals.
CLIENTS
We are a provider of PBM services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We also provide specialty services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists and others. Refer to Note 9 - Segment information for a description of client concentration.
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
We are exposed to market risk from changes in interest rates related to debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2015, we had $5,500.0 million of gross obligations which were subject to variable rates of interest under our 2015 credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $55.0 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.
During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, relating to proceedings involving the Company:

•
In re: PBM Antitrust Litigation (United States District Court for the Eastern District of Pennsylvania). The following three cases were transferred to the United States District Court for the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation in August 2006: (i) Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (filed in August 2013 in the United States District Court for the Eastern District of Pennsylvania); (ii) North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of Alabama), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (United States District Court for the Northern District of Alabama) (filed in October 2003); and (iii) Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of California) (filed December 2005). Following oral arguments on ESI’s motion to decertify the class in 2007, the case remained dormant until April 2011, when it was reassigned to a new judge who ordered supplemental briefing. Oral argument of all the class certification motions was heard in January 2012, and the court took ESI’s motion under submission. The Brady Enterprises case was filed against Merck & Co., Inc. ( “Merck”) and Medco. Plaintiffs moved for class certification to represent a national class of retail pharmacies and allege that Medco conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that, through conspiracy, Medco has engaged in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. Plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending since oral arguments were held in January 2012. The North Jackson Pharmacy case purports to be a class action against ESI and Medco on behalf of independent pharmacies within the United States. The complaint alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act. Plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification against ESI and Medco was granted in March 2006. The Mike’s Medical Center Pharmacy case was filed against Medco and Merck. Plaintiffs seek to represent a class of all pharmacies and pharmacists that contracted with Medco and California pharmacies that indirectly purchased prescription drugs from Merck. Plaintiffs assert claims for violation of the Sherman Act, California antitrust law and California law prohibiting unfair business practices. Relief demanded includes, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In July 2015, Mike’s Medical Center Pharmacy agreed to voluntarily dismiss its claims against Medco.

•
ATLS Acquisition, LLC, et al., FGST Investments, Inc., et al. v. Medco Health Solutions, Inc. (United States Bankruptcy Court for the District of Delaware) (adversary complaint filed March 2014). In December 2012, Medco sold PolyMedica Corporation and its subsidiaries (“PolyMedica”), including all assets and liabilities, to FGST Investments, Inc. (“FGST”) in a management buyout transaction. In February 2013, ATLS Acquisition LLC (“ATLS”), the parent company of FGST, FGST and PolyMedica (ATLS, FGST and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection. In March 2014, Debtors filed a complaint against Medco alleging breach of contract, specific performance, indemnity, breach of financial statements warranty, declaratory judgment, avoidance of transfers based on constructive and actual fraud, and disallowance and subordination of Medco’s claims. In August 2014, Debtors filed a joint plan of reorganization. In September 2014, Debtors filed a motion for entry of orders including but not limited to approving bid procedures related to the sale of assets, approving bid protections, scheduling a hearing for considering sale, approving the asset purchase agreement and authorizing the sale. The auction of Debtors’ assets occurred in November 2014. In March 2015, a disclosure statement and proposed joint plan of liquidation were filed with the Bankruptcy Court. Under the terms of the plan, Debtors’ complaint against Medco will be settled and dismissed in exchange for an immaterial settlement to fund the plan and deferred treatment of Medco’s claims against Debtors. On July 15, 2015, the bankruptcy court entered its findings of fact, conclusions of law, and order confirming Debtors’ plan of liquidation.

•
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al. (United States District Court for the Southern District of Florida) (unsealed March 2010). This qui tam matter relates to Medco's former subsidiary, PolyMedica Corporation and its subsidiaries (“PolyMedica”), and the government declined to intervene. The complaint alleges that PolyMedica violated the False Claims Act through accounting practices of applying invoice payments to accounts receivable. The complaint seeks monetary damages, as well as costs and expenses. After the district court dismissed the action, in February 2012, the Eleventh Circuit Court of Appeals reversed the dismissal and directed the district court to reinstate two of the claims.

In December 2012, Medco sold PolyMedica, including all assets and liabilities, to FGST Investments, Inc. In February 2013, ATLS Acquisition LLC, a holding company, and PolyMedica (ATLS Acquisition LLC and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware, resulting in an automatic stay of this case, which has been extended to Medco. In May 2013, the district court entered an order acknowledging the stay, closing the case for administrative purposes pending the bankruptcy action, and denying all motions as moot. In February 2014, the bankruptcy court granted Debtors’ motion for summary judgment on all relators’ claims in full, but the case remained stayed with respect to Medco. On July 15, 2015, the bankruptcy court entered its findings of fact, conclusions of law, and order confirming Debtors’ plan of liquidation. The order contains an injunction against Matheny from pursuing further litigation against Medco and Matheny has 14 days to appeal this order.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This is a qui tam lawsuit in which the United States government has declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleges claims under the federal False Claims Act. The allegations asserted primarily concern an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleges that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the False Claims Act. The complaint seeks monetary damages, as well as costs and expenses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our stock repurchasing activity during the three months ended June 30, 2015 (share data in millions):

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program(1)
4/1/2015 - 4/30/2015	55.1	84.79	(2)	55.1	28.6

(1)	Excludes the effect of the settlement of the 2015 ASR Program.

(2)
Includes the average price paid per share for the 55.1 million shares received in April 2015 under the 2015 ASR Program. The final average price per share paid for the shares will be determined based on the forward price determined in accordance with the 2015 ASR Agreement. See Note 6 - Common stock for further information regarding the 2015 ASR Agreement.

The repurchases disclosed in this table were made pursuant to our previously approved Share Repurchase Program. There is no limit on the duration of the Share Repurchase Program. As of June 30, 2015, there were 28.6 million shares remaining under the Share Repurchase Program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	July 28, 2015	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	July 28, 2015	By:	/s/ James M. Havel
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

10.1
Credit Agreement, dated April 28, 2015, among Express Scripts Holding Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2015.

10.2(3)
Confirmation - Accelerated Share Repurchase Transaction, dated April 29, 2015, between Express Scripts Holdings Company and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2015.

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

3	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request and filed separately with the SEC.