Form 10-Q
period 2015-09-30
Express Scripts Holding Co.
filed 2015-10-27
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of September 30, 2015:	676,276,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$438.2	$1,832.6
Receivables, net	7,391.1	5,979.8
Inventories	1,730.4	2,113.2
Deferred taxes	359.9	390.8
Prepaid expenses and other current assets	354.8	251.7
Total current assets	10,274.4	10,568.1
Property and equipment, net	1,343.1	1,584.0
Goodwill	29,277.9	29,280.9
Other intangible assets, net	10,961.5	12,255.2
Other assets	139.6	110.7
Total assets	$51,996.5	$53,798.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,738.6	$8,488.2
Accounts payable	3,273.0	3,137.3
Accrued expenses	2,353.0	2,836.1
Current maturities of long-term debt	1,649.2	2,555.3
Total current liabilities	16,013.8	17,016.9
Long-term debt	14,037.7	11,012.7
Deferred taxes	4,621.8	4,923.2
Other liabilities	777.0	782.1
Total liabilities	35,450.3	33,734.9
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 853.9 and 848.6, respectively; shares outstanding: 676.3 and 726.1, respectively	8.5	8.5
Additional paid-in capital	22,140.4	22,671.4
Accumulated other comprehensive (loss) income	(10.7)	2.1
Retained earnings	7,623.3	5,920.4
	29,761.5	28,602.4
Common stock in treasury at cost, 177.6 and 122.5 shares, respectively	(13,223.2)	(8,548.2)
Total Express Scripts stockholders’ equity	16,538.3	20,054.2
Non-controlling interest	7.9	9.8
Total stockholders’ equity	16,546.2	20,064.0
Total liabilities and stockholders’ equity	$51,996.5	$53,798.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenues(1)	$25,222.6	$25,778.5	$75,576.4	$74,574.5
Cost of revenues(1)	23,049.1	23,705.5	69,437.7	68,743.4
Gross profit	2,173.5	2,073.0	6,138.7	5,831.1
Selling, general and administrative	1,007.3	1,088.6	3,013.2	3,171.5
Operating income	1,166.2	984.4	3,125.5	2,659.6
Other (expense) income:
Interest income and other	7.8	15.5	19.1	36.9
Interest expense and other	(128.4)	(201.6)	(377.1)	(460.8)
	(120.6)	(186.1)	(358.0)	(423.9)
Income before income taxes	1,045.6	798.3	2,767.5	2,235.7
Provision for income taxes	378.2	209.2	1,046.9	789.4
Net income	667.4	589.1	1,720.6	1,446.3
Less: Net income attributable to non-controlling interest	5.7	6.8	17.7	20.5
Net income attributable to Express Scripts	$661.7	$582.3	$1,702.9	$1,425.8

Weighted-average number of common shares outstanding during the period:
Basic	676.3	738.1	693.1	757.1
Diluted	682.2	746.0	699.5	766.1
Earnings per share:
Basic	$0.98	$0.79	$2.46	$1.88
Diluted	$0.97	$0.78	$2.43	$1.86

1
Includes retail pharmacy co-payments of $2,161.5 million and $2,418.3 million for the three months ended September 30, 2015 and 2014, respectively, and $7,118.2 million and $7,894.7 million for the nine months ended September 30, 2015 and 2014, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$667.4	$589.1	$1,720.6	$1,446.3
Other comprehensive loss:
Foreign currency translation adjustment	(7.3)	(5.9)	(12.8)	(4.7)
Comprehensive income	660.1	583.2	1,707.8	1,441.6
Less: Comprehensive income attributable to non-controlling interest	5.7	6.8	17.7	20.5
Comprehensive income attributable to Express Scripts	$654.4	$576.4	$1,690.1	$1,421.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
Net income	—	—	—	—	1,702.9	—	17.7	1,720.6
Other comprehensive loss	—	—	—	(12.8)	—	—	—	(12.8)
Treasury stock acquired	—	—	(825.0)	—	—	(4,675.0)	—	(5,500.0)
Changes in stockholders’ equity related to employee stock plans	5.3	—	294.0	—	—	—	—	294.0
Distributions to non-controlling interest	—	—	—	—	—	—	(19.6)	(19.6)
Balance at September 30, 2015	853.9	$8.5	$22,140.4	$(10.7)	$7,623.3	$(13,223.2)	$7.9	$16,546.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$1,720.6	$1,446.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,727.7	1,658.2
Deferred income taxes	(270.5)	(272.9)
Employee stock-based compensation expense	86.8	82.3
Other, net	(45.3)	(17.1)
Changes in operating assets and liabilities:
Accounts receivable	(1,468.7)	(2,420.3)
Inventories	382.7	81.3
Other current and noncurrent assets	(139.7)	(146.3)
Claims and rebates payable	250.4	1,047.2
Accounts payable	172.2	93.1
Accrued expenses	(425.0)	40.1
Other current and noncurrent liabilities	(16.9)	32.7
Net cash flows provided by operating activities	1,974.3	1,624.6
Cash flows from investing activities:
Purchases of property and equipment	(177.1)	(327.0)
Other, net	19.2	7.7
Net cash used in investing activities	(157.9)	(319.3)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	2,490.1
Treasury stock acquired	(5,500.0)	(3,673.5)
Repayment of long-term debt	(3,353.3)	(1,723.7)
Net proceeds from employee stock plans	155.0	419.4
Excess tax benefit relating to employee stock compensation	53.0	75.4
Other	(58.8)	(46.2)
Net cash used in financing activities	(3,204.1)	(2,458.5)
Effect of foreign currency translation adjustment	(6.7)	(3.4)
Net decrease in cash and cash equivalents	(1,394.4)	(1,156.6)
Cash and cash equivalents at beginning of period	1,832.6	1,991.4
Cash and cash equivalents at end of period	$438.2	$834.8
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of September 30, 2015, and the consolidated balance sheet as of December 31, 2014, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2015 and 2014, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2015, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2015 and 2014. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
New Accounting Guidance. In April and August 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the balance sheet presentation of debt issuance costs. This statement is effective for financial statements issued for annual periods beginning after December 15, 2015, with early adoption permitted. Adoption of the standard impacts the presentation of certain information within the consolidated financial statements, but will not impact our consolidated financial position, consolidated results of operations or consolidated cash flows.
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $125.8 million and $427.8 million and trading securities (included in other assets) of $25.8 million and $25.3 million, at September 30, 2015 and December 31, 2014, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

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

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2008 Senior Notes
7.125% senior notes due 2018	$1,307.4	$1,347.7	$1,338.4	$1,385.8

June 2009 Senior Notes
7.250% senior notes due 2019	498.5	581.1	498.2	599.4

September 2010 Senior Notes
4.125% senior notes due 2020	505.2	525.5	505.9	531.1
2.750% senior notes due 2015	—	—	502.9	506.8
	505.2	525.5	1,008.8	1,037.9
May 2011 Senior Notes
3.125% senior notes due 2016	1,499.2	1,519.3	1,498.2	1,541.9

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.9	1,343.4	1,242.1	1,374.9
6.125% senior notes due 2041	698.5	804.2	698.5	880.5
	1,941.4	2,147.6	1,940.6	2,255.4
February 2012 Senior Notes
2.650% senior notes due 2017	1,495.8	1,525.0	1,493.6	1,537.0
3.900% senior notes due 2022	985.3	1,029.7	983.8	1,044.8
2.100% senior notes due 2015	—	—	999.8	1,001.4
	2,481.1	2,554.7	3,477.2	3,583.2
June 2014 Senior Notes
2.250% senior notes due 2019	998.2	997.9	997.9	989.3
3.500% senior notes due 2024	993.5	983.1	993.1	995.8
1.250% senior notes due 2017	499.9	497.9	499.8	495.7
	2,491.6	2,478.9	2,490.8	2,480.8
Total senior notes	$10,724.4	$11,154.8	$12,252.2	$12,884.4
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

	September 30, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,287.3	$(106.8)	$29,180.5	$29,290.6	$(107.1)	$29,183.5
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,384.7	$(106.8)	$29,277.9	$29,388.0	$(107.1)	$29,280.9
Other intangible assets
PBM
Customer contracts	$17,570.5	$(6,868.3)	$10,702.2	$17,571.4	$(5,603.2)	$11,968.2
Trade names	226.6	(78.0)	148.6	226.6	(61.3)	165.3
Miscellaneous(1)	101.9	(40.3)	61.6	116.6	(58.4)	58.2
	17,899.0	(6,986.6)	10,912.4	17,914.6	(5,722.9)	12,191.7
Other Business Operations
Customer relationships	120.2	(94.3)	25.9	120.2	(82.6)	37.6
Trade names	35.8	(12.6)	23.2	35.8	(9.9)	25.9
	156.0	(106.9)	49.1	156.0	(92.5)	63.5
Total other intangible assets	$18,055.0	$(7,093.5)	$10,961.5	$18,070.6	$(5,815.4)	$12,255.2

(1)
Changes in the PBM miscellaneous balance as of September 30, 2015, include a decrease of $36.1 million of deferred financing fees related to the repayment of our 2011 term loan (see Note 5 - Financing), of which only $9.2 million had not previously been amortized and was written off during the second quarter, partially offset by an increase of $28.0 million due to the recognition of deferred financing fees related to the 2015 credit agreement (as defined in Note 5 - Financing), which are amortized over a weighted-average period of 4 years.

Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2014	$29,183.5	$97.4	$29,280.9
Foreign currency translation	(3.0)	—	(3.0)
Balance at September 30, 2015	$29,180.5	$97.4	$29,277.9

The aggregate amount of amortization expense of other intangible assets was $438.9 million and $446.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1,321.5 million and $1,335.8 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of $23.8 million and $28.5 million for the three months ended September 30, 2015 and 2014, respectively, and $71.4 million and $85.5 million for the nine months ended September 30, 2015 and 2014, respectively, for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of Anthem (formerly known as WellPoint) has been included as an offset to revenues. The annual aggregate amount of amortization expense of other intangible assets is expected to be approximately $1,759.0 million for 2015, $1,743.0 million for 2016, $1,329.0 million for 2017, $1,317.0 million for 2018 and $1,311.0 million for 2019. The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 4 to 20 years for customer-related intangible assets, 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life) and 2 to 30 years for other intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Weighted-average number of common shares outstanding during the period—basic	676.3	738.1	693.1	757.1
Dilutive common stock equivalents:(1)(2)
Outstanding stock options, stock-settled stock appreciation rights, restricted stock units and executive deferred compensation units	5.9	7.9	6.4	9.0
Weighted-average number of common shares outstanding during the period—diluted	682.2	746.0	699.5	766.1

(1)
If the 2015 ASR Program (as defined in Note 6 - Common stock) had been settled as of September 30, 2015, based on the volume-weighted average price per share since the effective date of the 2015 ASR Agreement, the counterparty would have been required to deliver approximately 8.5 million additional shares to us. However, we cannot predict the final number of shares to be received under the 2015 ASR Agreement until the completion of the program which is expected to occur by the end of the second quarter of 2016. For both the three and nine months ended September 30, 2015, the 8.5 million shares are not included in the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive. See Note 6 - Common stock for further description.

(2)
Excludes equity awards of 2.8 million and 2.9 million for the three months ended September 30, 2015 and 2014, respectively, and 2.2 million and 2.3 million for the nine months ended September 30, 2015 and 2014, respectively. These were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, net of unamortized discounts and premiums, consists of:

(in millions)	September 30, 2015	December 31, 2014
March 2008 Senior Notes
7.125% senior notes due 2018	$1,307.4	$1,338.4

June 2009 Senior Notes
7.250% senior notes due 2019	498.5	498.2

September 2010 Senior Notes
4.125% senior notes due 2020	505.2	505.9
2.750% senior notes due 2015	—	502.9
	505.2	1,008.8
May 2011 Senior Notes
3.125% senior notes due 2016	1,499.2	1,498.2

November 2011 Senior Notes
4.750% senior notes due 2021	1,242.9	1,242.1
6.125% senior notes due 2041	698.5	698.5
	1,941.4	1,940.6
February 2012 Senior Notes
2.650% senior notes due 2017	1,495.8	1,493.6
3.900% senior notes due 2022	985.3	983.8
2.100% senior notes due 2015	—	999.8
	2,481.1	3,477.2
June 2014 Senior Notes
2.250% senior notes due 2019	998.2	997.9
3.500% senior notes due 2024	993.5	993.1
1.250% senior notes due 2017	499.9	499.8
	2,491.6	2,490.8
Term loans
2015 five-year term loan(1)	2,962.5	—
2015 two-year term loan(1)	2,000.0	—
2011 term loan(1)	—	1,315.8
Total debt	15,686.9	13,568.0
Less: Current maturities of long-term debt	1,649.2	2,555.3
Total long-term debt	$14,037.7	$11,012.7

(1)
The 2015 five-year term loan and 2015 two-year term loan had average interest rates of 1.44% and 1.32%, respectively, as of September 30, 2015. The 2011 term loan had an average interest rate of 1.90% as of December 31, 2014.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). We used the proceeds, which included $1,100.0 million drawn on the 2015 revolving facility in addition to the 2015 two-year term loan and the 2015 five-year term loan, to repay our 2011 term loan (reflected in the table above), terminate the commitments under our 2011 revolving facility, enter into an accelerated share repurchase program and for other general corporate purposes. At September 30, 2015, no amounts were outstanding under the 2015 revolving facility. In the three months ended September 30, 2015, we repaid $500.0 million under the 2015 two-year term loan. We make quarterly principal payments on the 2015 five-

year term loan. At September 30, 2015, $150.0 million of the 2015 credit agreement was considered current maturities of long-term debt.
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
In August 2015, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2015 credit facility”). In December 2014, we entered into three separate one-year credit agreements, each providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facilities”). During the second quarter of 2015, two of the three 2014 credit facilities were terminated. At September 30, 2015, no amounts were drawn under the 2015 credit facility or the one remaining 2014 credit facility.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The March 2008 Senior Notes (as defined in the table above) are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At September 30, 2015, we were in compliance with all covenants associated with our debt instruments.
Following is a schedule of current maturities, excluding unamortized discounts and premiums, for our long-term debt as of September 30, 2015 (in millions):

Year Ended December 31,
2015(1)	$37.5
2016	1,650.0
2017	4,225.0
2018	1,575.0
2019	2,700.0
Thereafter	5,425.0
Total	$15,612.5

(1)	Represents payments for the three months ended December 31, 2015.
Note 6 - Common stock
Accelerated share repurchases. In April 2015, as part of our previously announced share repurchase program (the “Share Repurchase Agreement”), we entered into an agreement to repurchase shares of our common stock for an aggregate initial payment (the “prepayment amount”) of $5,500.0 million (the “2015 ASR Program”) under an accelerated share repurchase agreement (the “2015 ASR Agreement”). Under the terms of the 2015 ASR Agreement, upon payment of the prepayment amount, we received an initial delivery of 55.1 million shares of our common stock at a price of $84.79 per share, which represented, based on the closing share price of our common stock on Nasdaq on April 29, 2015, approximately 85% of the prepayment amount. The final purchase price per share (the “forward price”) and the final number of shares received will be determined using the arithmetic mean of the daily volume-weighted average price per share of our common stock (the “VWAP”) over the term of the 2015 ASR Program, less a discount and subject to adjustments pursuant to the terms of the 2015 ASR Agreement (including a cap on the forward price). The 2015 ASR Program is expected to occur by the end of the second quarter of 2016, subject to the right of the counterparty to the 2015 ASR Agreement to accelerate the settlement of the 2015 ASR Program.
Upon settlement of the 2015 ASR Program, we may receive additional shares or we may be required to either pay additional cash or deliver shares of our common stock (at our option), based on the forward price. Under the terms of the 2015 ASR Agreement, the maximum number of shares that could be delivered by us is 129.7 million. If the 2015 ASR Program had been settled as of September 30, 2015, based on the VWAP since the effective date of the 2015 ASR Agreement, the counterparty would have been required to deliver approximately 8.5 million additional shares to us. However, we cannot predict the final number of shares to be received under the 2015 ASR Agreement, which is expected to occur by the end of the second quarter of 2016. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because the effect is anti-dilutive.
The 2015 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the unaudited consolidated balance sheet. The $825.0 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the 2015 ASR Program. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2015 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2015 ASR Agreement.
Treasury share repurchases. There were no repurchases of the Company’s common stock during the third quarter of 2015. We repurchased 55.1 million shares for $4,675.0 million during the nine months ended September 30, 2015 and 14.1 million and 52.0 million shares for $1,013.6 million and $3,823.4 million, respectively, during the three and nine months ended September 30, 2014. As of September 30, 2015, there were 28.6 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
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
We recognized stock-based compensation expense of $32.4 million and $27.9 million in the three months ended September 30, 2015 and 2014, respectively, and $86.8 million and $82.3 million in the nine months ended September 30, 2015 and 2014, respectively. Unamortized stock-based compensation as of September 30, 2015 was $41.8 million for stock options and $63.8 million for restricted stock units and performance shares.
Stock options. During the nine months ended September 30, 2015, we granted 3.0 million stock options with a weighted-average fair market value of $18.06 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.0%-1.6%	1.0%-1.8%	1.0%-1.7%	0.7%-1.8%
Expected volatility of stock	20%-25%	25%-27%	20%-26%	25%-29%
Expected dividend yield	None	None	None	None
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
Restricted stock units and performance shares. During the nine months ended September 30, 2015, we granted to certain officers and key employees 0.8 million restricted stock units and performance shares with a weighted-average fair market value of $84.76 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the nine months ended September 30, 2015, 0.1 million additional performance shares were settled and common shares were issued to certain officers and key employees.
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
The assessment of whether a loss is probable and reasonably estimable involves a series of complex judgments about future events. We are often unable to estimate a range of loss due to significant uncertainties, particularly where (i) the damages sought are unspecified or indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large number of parties; (iv) class action status may be sought and certified; (v) it is questionable whether asserted claims or allegations will survive dispositive motion practice; (vi) the impact of discovery on the legal process is unknown; (vii) the settlement posture of the parties is not determined and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss.
For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an unexpected adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.
Subsequent to the acquisition of Medco Health Solutions, Inc. (“Medco”), we have experienced an increase in the number of inquiries, subpoenas and qui tam lawsuits and in the volume of information requested related thereto. Certain data requests have included several years of information from legacy acquired systems that in some cases may not be readily available. The process of locating the data requested is time consuming and labor intensive, but is required to be responsive and cooperate with the various inquiries.
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

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. A complaint was filed by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging: (1) a collective action under the federal Fair Labor Standards Act for failure to pay wages and overtime; and (2) a class action for breach of contract. In April 2015, the parties reached an agreement to settle outstanding claims for an immaterial amount. In October 2015, the case was dismissed with the Company receiving a release of all claims.

•	We are the subject of various qui tam matters:

•
United States of America ex. rel. Lucas W. Matheny and Deborah Loveland v. Medco Health Solutions, Inc., et al. (Medco’s former subsidiary PolyMedica). The complaint alleges PolyMedica violated the False Claims Act. In February 2014, the bankruptcy court, presiding over PolyMedica’s Chapter 11 case, granted ATLS Acquisition LLC’s and PolyMedica’s motion for summary judgment on all relators’ claims in full, but the case remains stayed with respect to Medco. On July 15, 2015, the bankruptcy court entered its findings of fact, conclusions of law, and order confirming Debtors’ plan of liquidation. The order contains an injunction against the relators from pursuing further litigation against Medco and the relators did not exercise their right to appeal.

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. Greenfield filed an amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint, received on June 23, 2015, alleges Accredo violated the federal False Claims Act. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company’s deadline to file a reply is November 12, 2015.

•
United States ex. rel. David M. Kester, et al. v. Novartis Pharmaceuticals Corp., Accredo Health Group, Inc., BioScrip Corp., CuraScript, Inc., CVS Caremark Corp. The complaint alleges defendants violated the Anti-Kickback Statute, the federal False Claims Act, and the false claims acts of twenty-seven states. In March 2015, we recorded an accrual of $60.0 million in selling, general and administrative expense in the unaudited consolidated statement of operations. During the second quarter, the parties settled the case for approximately $60.0 million. The Exjade program giving rise to this settlement agreement predates the acquisition of Medco Health Solutions, Inc. by Express Scripts Holding Company.

•	We have received and intend to cooperate with various subpoenas from government agencies requesting information
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

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and nine months ended September 30, 2015 and 2014.

(in millions)	PBM(1)	Other Business Operations	Total
For the three months ended September 30, 2015
Product revenues:
Network revenues(2)	$13,747.2	$—	$13,747.2
Home delivery and specialty revenues(3)	10,331.8	—	10,331.8
Other revenues(4)	—	624.3	624.3
Service revenues	432.4	86.9	519.3
Total revenues	24,511.4	711.2	25,222.6
Depreciation and amortization expense	575.2	7.6	582.8
Operating income	1,150.8	15.4	1,166.2
Interest income and other			7.8
Interest expense and other			(128.4)
Income before income taxes			1,045.6
Capital expenditures	64.8	5.2	70.0
For the three months ended September 30, 2014
Product revenues:
Network revenues(2)	$14,722.0	$—	$14,722.0
Home delivery and specialty revenues(3)	10,072.1	—	10,072.1
Other revenues(4)	—	571.9	571.9
Service revenues	339.0	73.5	412.5
Total revenues	25,133.1	645.4	25,778.5
Depreciation and amortization expense	535.4	11.6	547.0
Operating income	971.8	12.6	984.4
Interest income and other			15.5
Interest expense and other			(201.6)
Income before income taxes			798.3
Capital expenditures	113.4	4.8	118.2
For the nine months ended September 30, 2015
Product revenues:
Network revenues(2)	$42,266.2	$—	$42,266.2
Home delivery and specialty revenues(3)	30,041.9	—	30,041.9
Other revenues(4)	—	1,809.7	1,809.7
Service revenues	1,213.9	244.7	1,458.6
Total revenues	73,522.0	2,054.4	75,576.4
Depreciation and amortization expense	1,705.2	22.5	1,727.7
Operating income	3,070.9	54.6	3,125.5
Interest income and other			19.1
Interest expense and other			(377.1)
Income before income taxes			2,767.5
Capital expenditures	158.0	19.1	177.1

(in millions)	PBM(1)	Other Business Operations	Total
For the nine months ended September 30, 2014
Product revenues:
Network revenues(2)	$43,239.3	$—	$43,239.3
Home delivery and specialty revenues(3)	28,545.4	—	28,545.4
Other revenues(4)	—	1,637.8	1,637.8
Service revenues	933.0	219.0	1,152.0
Total revenues	72,717.7	1,856.8	74,574.5
Depreciation and amortization expense	1,632.2	26.0	1,658.2
Operating income	2,619.3	40.3	2,659.6
Interest income and other			36.9
Interest expense and other			(460.8)
Income before income taxes			2,235.7
Capital expenditures	311.6	15.4	327.0

(1)
PBM total revenues and operating income for the nine months ended September 30, 2015 and 2014 include $141.7 million and $129.4 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2015 and 2014 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,161.5 million and $2,418.3 million for the three months ended September 30, 2015 and 2014, respectively, and $7,118.2 million and $7,894.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Following is balance sheet information about our reportable segments:

(in millions)	PBM	Other Business Operations	Total
As of September 30, 2015
Total assets	$50,938.3	$1,058.2	$51,996.5
Investment in equity method investee	$44.7	$—	$44.7

As of December 31, 2014
Total assets	$52,891.6	$907.3	$53,798.9
Investment in equity method investee	$40.3	$—	$40.3
Two clients on an individual basis represent 10% or greater of our consolidated revenues for the three and nine months ended September 30, 2015 and in the aggregate represent 28.7% and 29.6% of consolidated revenues for the three and nine months ended September 30, 2015, respectively.
Revenues earned by our international businesses totaled $19.8 million and $21.6 million for the three months ended September 30, 2015 and 2014, respectively, and $61.1 million and $65.5 million for the nine months ended September 30, 2015 and 2014, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $52.2 million and $56.0 million as of September 30, 2015 and December 31, 2014, respectively. All other long-lived assets are domiciled in the United States.

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

(vii)	Express Scripts Holding Company and its subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2015
Cash and cash equivalents	$—	$183.4	$—	$17.4	$237.4	$—	$438.2
Receivables, net	—	3,571.9	1,278.3	1,864.7	676.2	—	7,391.1
Other current assets	2.4	415.0	219.5	1,788.4	45.7	(25.9)	2,445.1
Total current assets	2.4	4,170.3	1,497.8	3,670.5	959.3	(25.9)	10,274.4
Property and equipment, net	—	674.2	3.9	646.7	18.3	—	1,343.1
Investments in subsidiaries	39,919.9	11,831.4	9,297.6	—	—	(61,048.9)	—
Intercompany	—	—	—	15,005.1	330.9	(15,336.0)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	20.6	—	29,277.9
Other intangible assets, net	56.4	879.4	8,600.5	1,412.6	12.6	—	10,961.5
Other assets	—	123.6	22.4	7.3	3.6	(17.3)	139.6
Total assets	$39,978.7	$20,591.8	$42,032.1	$24,476.7	$1,345.3	$(76,428.1)	$51,996.5
Claims and rebates payable	$—	$5,048.7	$3,689.9	$—	$—	$—	$8,738.6
Accounts payable	—	734.5	129.5	2,319.3	89.7	—	3,273.0
Accrued expenses	31.4	1,145.2	568.6	342.4	291.3	(25.9)	2,353.0
Current maturities of long-term debt	150.0	1,499.2	—	—	—	—	1,649.2
Total current liabilities	181.4	8,427.6	4,388.0	2,661.7	381.0	(25.9)	16,013.8
Long-term debt	11,726.6	498.5	1,812.6	—	—	—	14,037.7
Intercompany	11,532.4	3,740.5	63.1	—	—	(15,336.0)	—
Deferred taxes	—	—	3,051.0	1,588.1	—	(17.3)	4,621.8
Other liabilities	—	350.8	371.9	46.5	7.8	—	777.0
Non-controlling interest	—	—	—	—	7.9	—	7.9
Express Scripts stockholders’ equity	16,538.3	7,574.4	32,345.5	20,180.4	948.6	(61,048.9)	16,538.3
Total liabilities and stockholders’ equity	$39,978.7	$20,591.8	$42,032.1	$24,476.7	$1,345.3	$(76,428.1)	$51,996.5

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2014
Cash and cash equivalents	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6
Receivables, net	—	3,127.3	592.4	1,717.7	542.4	—	5,979.8
Other current assets	—	364.1	228.7	2,147.4	38.9	(23.4)	2,755.7
Total current assets	—	4,447.4	821.6	3,878.8	1,443.7	(23.4)	10,568.1
Property and equipment, net	—	712.3	5.0	847.9	18.8	—	1,584.0
Investments in subsidiaries	38,191.4	10,792.4	9,895.1	—	—	(58,878.9)	—
Intercompany	—	—	412.5	13,957.9	282.4	(14,652.8)	—
Goodwill	—	2,912.9	22,609.9	3,734.5	23.6	—	29,280.9
Other intangible assets, net	49.6	954.7	9,606.0	1,630.4	14.5	—	12,255.2
Other assets	—	95.3	20.1	7.6	4.4	(16.7)	110.7
Total assets	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9
Claims and rebates payable	$—	$4,680.1	$3,808.1	$—	$—	$—	$8,488.2
Accounts payable	—	847.5	39.5	2,167.1	83.2	—	3,137.3
Accrued expenses	15.3	976.7	562.2	362.2	943.1	(23.4)	2,836.1
Current maturities of long-term debt	2,052.4	—	502.9	—	—	—	2,555.3
Total current liabilities	2,067.7	6,504.3	4,912.7	2,529.3	1,026.3	(23.4)	17,016.9
Long-term debt	7,172.0	1,996.5	1,844.2	—	—	—	11,012.7
Intercompany	8,947.1	5,705.7	—	—	—	(14,652.8)	—
Deferred taxes	—	—	3,389.9	1,545.9	4.1	(16.7)	4,923.2
Other liabilities	—	315.4	425.1	37.1	4.5	—	782.1
Non-controlling interest	—	—	—	—	9.8	—	9.8
Express Scripts stockholders’ equity	20,054.2	5,393.1	32,798.3	19,944.8	742.7	(58,878.9)	20,054.2
Total liabilities and stockholders’ equity	$38,241.0	$19,915.0	$43,370.2	$24,057.1	$1,787.4	$(73,571.8)	$53,798.9

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2015
Revenues	$—	$9,930.6	$7,123.5	$8,960.9	$482.1	$(1,274.5)	$25,222.6
Operating expenses	—	9,173.4	7,060.2	8,719.2	378.1	(1,274.5)	24,056.4
Operating income	—	757.2	63.3	241.7	104.0	—	1,166.2
Other (expense) income:
Interest (expense) income and other, net	(90.5)	(17.5)	(12.5)	2.0	(2.1)	—	(120.6)
Intercompany interest income (expense)	64.8	(32.4)	—	(32.4)	—	—	—
Other expense, net	(25.7)	(49.9)	(12.5)	(30.4)	(2.1)	—	(120.6)
Income (loss) before income taxes	(25.7)	707.3	50.8	211.3	101.9	—	1,045.6
Provision (benefit) for income taxes	(9.1)	265.0	37.9	69.6	14.8	—	378.2
Income (loss) before equity in earnings of subsidiaries	(16.6)	442.3	12.9	141.7	87.1	—	667.4
Equity in earnings (loss) of subsidiaries	678.3	287.9	(64.8)	—	—	(901.4)	—
Net income (loss)	661.7	730.2	(51.9)	141.7	87.1	(901.4)	667.4
Less: Net income attributable to non-controlling interest	—	—	—	—	5.7	—	5.7
Net income (loss) attributable to Express Scripts	661.7	730.2	(51.9)	141.7	81.4	(901.4)	661.7
Other comprehensive loss	(7.3)	(7.3)	—	—	(7.3)	14.6	(7.3)
Comprehensive income (loss) attributable to Express Scripts	$654.4	$722.9	$(51.9)	$141.7	$74.1	$(886.8)	$654.4

For the three months ended September 30, 2014
Revenues	$—	$9,682.2	$9,134.2	$7,869.2	$505.8	$(1,412.9)	$25,778.5
Operating expenses	—	9,281.5	8,797.0	7,712.4	416.1	(1,412.9)	24,794.1
Operating income	—	400.7	337.2	156.8	89.7	—	984.4
Other (expense) income:
Interest (expense) income and other, net	(160.6)	(16.7)	(7.5)	1.3	(2.6)	—	(186.1)
Intercompany interest income (expense)	338.0	(169.0)	—	(169.0)	—	—	—
Other (expense) income, net	177.4	(185.7)	(7.5)	(167.7)	(2.6)	—	(186.1)
Income (loss) before income taxes	177.4	215.0	329.7	(10.9)	87.1	—	798.3
Provision (benefit) for income taxes	184.8	(70.4)	167.7	(83.0)	10.1	—	209.2
Income (loss) before equity in earnings of subsidiaries	(7.4)	285.4	162.0	72.1	77.0	—	589.1
Equity in earnings (loss) of subsidiaries	589.7	625.4	(483.1)	—	—	(732.0)	—
Net income (loss)	582.3	910.8	(321.1)	72.1	77.0	(732.0)	589.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.8	—	6.8
Net income (loss) attributable to Express Scripts	582.3	910.8	(321.1)	72.1	70.2	(732.0)	582.3
Other comprehensive loss	(5.9)	(5.9)	—	—	(5.9)	11.8	(5.9)
Comprehensive income (loss) attributable to Express Scripts	$576.4	$904.9	$(321.1)	$72.1	$64.3	$(720.2)	$576.4

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2015
Revenues	$—	$29,881.2	$22,113.8	$25,864.4	$1,594.6	$(3,877.6)	$75,576.4
Operating expenses	—	27,866.1	21,857.3	25,257.2	1,347.9	(3,877.6)	72,450.9
Operating income	—	2,015.1	256.5	607.2	246.7	—	3,125.5
Other (expense) income:
Interest (expense) income and other, net	(256.4)	(57.1)	(41.0)	2.7	(6.2)	—	(358.0)
Intercompany interest income (expense)	216.4	(108.2)	—	(108.2)	—	—	—
Other expense, net	(40.0)	(165.3)	(41.0)	(105.5)	(6.2)	—	(358.0)
Income (loss) before income taxes	(40.0)	1,849.8	215.5	501.7	240.5	—	2,767.5
Provision (benefit) for income taxes	(14.4)	701.5	120.8	216.1	22.9	—	1,046.9
Income (loss) before equity in earnings of subsidiaries	(25.6)	1,148.3	94.7	285.6	217.6	—	1,720.6
Equity in earnings (loss) of subsidiaries	1,728.5	1,033.0	(547.5)	—	—	(2,214.0)	—
Net income (loss)	1,702.9	2,181.3	(452.8)	285.6	217.6	(2,214.0)	1,720.6
Less: Net income attributable to non-controlling interest	—	—	—	—	17.7	—	17.7
Net income (loss) attributable to Express Scripts	1,702.9	2,181.3	(452.8)	285.6	199.9	(2,214.0)	1,702.9
Other comprehensive loss	(12.8)	(12.8)	—	—	(12.8)	25.6	(12.8)
Comprehensive income (loss) attributable to Express Scripts	$1,690.1	$2,168.5	$(452.8)	$285.6	$187.1	$(2,188.4)	$1,690.1

For the nine months ended September 30, 2014
Revenues	$—	$27,803.4	$27,140.9	$21,504.0	$1,660.9	$(3,534.7)	$74,574.5
Operating expenses	—	26,462.8	26,862.6	20,682.2	1,442.0	(3,534.7)	71,914.9
Operating income	—	1,340.6	278.3	821.8	218.9	—	2,659.6
Other (expense) income:
Interest (expense) income and other, net	(338.0)	(53.0)	(27.8)	2.6	(7.7)	—	(423.9)
Intercompany interest income (expense)	338.0	(169.0)	—	(169.0)	—	—	—
Other (expense) income, net	—	(222.0)	(27.8)	(166.4)	(7.7)	—	(423.9)
Income before income taxes	—	1,118.6	250.5	655.4	211.2	—	2,235.7
Provision for income taxes	120.5	345.8	142.3	176.3	4.5	—	789.4
Income (loss) before equity in earnings of subsidiaries	(120.5)	772.8	108.2	479.1	206.7	—	1,446.3
Equity in earnings (loss) of subsidiaries	1,546.3	1,097.9	(432.6)	—	—	(2,211.6)	—
Net income (loss)	1,425.8	1,870.7	(324.4)	479.1	206.7	(2,211.6)	1,446.3
Less: Net income attributable to non-controlling interest	—	—	—	—	20.5	—	20.5
Net income (loss) attributable to Express Scripts	1,425.8	1,870.7	(324.4)	479.1	186.2	(2,211.6)	1,425.8
Other comprehensive loss	(4.7)	(4.7)	—	—	(4.7)	9.4	(4.7)
Comprehensive income (loss) attributable to Express Scripts	$1,421.1	$1,866.0	$(324.4)	$479.1	$181.5	$(2,202.2)	$1,421.1

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2015
Net cash flows provided by (used in) operating activities	$14.8	$1,315.1	$24.9	$1,229.6	$(566.1)	$(44.0)	$1,974.3
Cash flows from investing activities:
Purchases of property and equipment	—	(124.2)	—	(47.0)	(5.9)	—	(177.1)
Other, net	—	17.8	—	—	1.4	—	19.2
Net cash used in investing activities	—	(106.4)	—	(47.0)	(4.5)	—	(157.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	—	5,500.0
Treasury stock acquired	(5,500.0)	—	—	—	—	—	(5,500.0)
Repayment of long-term debt	(2,853.3)	—	(500.0)	—	—	—	(3,353.3)
Net proceeds from employee stock plans	155.0	—	—	—	—	—	155.0
Excess tax benefit relating to employee stock compensation	—	20.5	32.5	—	—	—	53.0
Other	(28.0)	—	—	(11.1)	(63.7)	44.0	(58.8)
Net intercompany transactions	2,711.5	(2,001.8)	442.1	(1,167.8)	16.0	—	—
Net cash (used in) provided by financing activities	(14.8)	(1,981.3)	(25.4)	(1,178.9)	(47.7)	44.0	(3,204.1)
Effect of foreign currency translation adjustment	—	—	—	—	(6.7)	—	(6.7)
Net (decrease) increase in cash and cash equivalents	—	(772.6)	(0.5)	3.7	(625.0)	—	(1,394.4)
Cash and cash equivalents at beginning of period	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of period	$—	$183.4	$—	$17.4	$237.4	$—	$438.2

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2014
Net cash flows provided by (used in) operating activities	$(72.1)	$(930.5)	$1,654.9	$1,270.8	$(298.5)	$—	$1,624.6
Cash flows from investing activities:
Purchases of property and equipment	—	(250.9)	—	(71.9)	(4.2)	—	(327.0)
Other, net	—	6.4	—	0.1	1.2	—	7.7
Net cash used in investing activities	—	(244.5)	—	(71.8)	(3.0)	—	(319.3)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Treasury stock acquired	(3,673.5)	—	—	—	—	—	(3,673.5)
Repayment of long-term debt	(1,723.6)	(0.1)	—	—	—	—	(1,723.7)
Net proceeds from employee stock plans	419.4	—	—	—	—	—	419.4
Excess tax benefit relating to employee stock compensation	—	36.9	38.5	—	—	—	75.4
Other	(17.9)	—	—	(11.2)	(17.1)	—	(46.2)
Net intercompany transactions	2,577.6	404.0	(1,695.2)	(1,224.0)	(62.4)	—	—
Net cash (used in) provided by financing activities	72.1	440.8	(1,656.7)	(1,235.2)	(79.5)	—	(2,458.5)
Effect of foreign currency translation adjustment	—	—	—	—	(3.4)	—	(3.4)
Net decrease in cash and cash equivalents	—	(734.2)	(1.8)	(36.2)	(384.4)	—	(1,156.6)
Cash and cash equivalents at beginning of period	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of period	$—	$411.7	$1.8	$7.8	$413.5	$—	$834.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 97.9% and 98.4% of revenues for the three months ended September 30, 2015 and 2014, respectively, and 98.1% and 98.5% of revenues for the nine months ended September 30, 2015 and 2014, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. Continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has also been impacted by certain in-group attrition and client losses. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and low-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (84.5% for both the three and nine months ended September 30, 2015 as compared to 83.1% and 82.9% for the three and nine months ended September 30, 2014, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect the ongoing positive trends in our business will continue to offset negative factors.
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

PBM OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Product revenues:
Network revenues(1)	$13,747.2	$14,722.0	$42,266.2	$43,239.3
Home delivery and specialty revenues(2)	10,331.8	10,072.1	30,041.9	28,545.4
Service revenues	432.4	339.0	1,213.9	933.0
Total PBM revenues	24,511.4	25,133.1	73,522.0	72,717.7
Cost of PBM revenues(1)	22,386.2	23,103.7	67,530.7	67,015.4
PBM gross profit	2,125.2	2,029.4	5,991.3	5,702.3
PBM SG&A	974.4	1,057.6	2,920.4	3,083.0
PBM operating income	$1,150.8	$971.8	$3,070.9	$2,619.3
Claims:
Network	232.8	231.3	680.1	693.0
Home delivery and specialty(2)	29.9	32.9	89.9	95.0
Total PBM claims	262.7	264.2	770.0	788.0
Adjusted network	240.8	231.3	692.8	693.0
Adjusted home delivery and specialty(2)	87.4	96.8	263.8	279.2
Total adjusted PBM claims(3)	328.2	328.1	956.6	972.2

(1)
Includes retail pharmacy co-payments of $2,161.5 million and $2,418.3 million for the three months ended September 30, 2015 and 2014, respectively, and $7,118.2 million and $7,894.7 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and FreedomFP claims.

(3)
Total adjusted PBM claims (i) includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and (ii) reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

PBM revenues. Network pharmacy revenues decreased $974.8 million, or 6.6%, in the three months ended September 30, 2015 from 2014. This decrease relates primarily to an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 85.1% of network claims in the three months ended September 30, 2015 as compared to 84.0% in 2014.
Home delivery and specialty revenues increased $259.7 million, or 2.6%, in the three months ended September 30, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 80.3% of home delivery claims in the three months ended September 30, 2015 as compared to 77.5% in 2014.
Network pharmacy revenues decreased $973.1 million, or 2.3%, in the nine months ended September 30, 2015 from 2014. This decrease relates primarily to lower network claims volume in general as well as an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 85.2% of network claims in the nine months ended September 30, 2015 as compared to 83.7% in 2014.
Home delivery and specialty revenues increased $1,496.5 million, or 5.2%, in the nine months ended September 30, 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by lower home delivery and specialty claims volume in general and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 79.6% of home delivery claims in the nine months ended September 30, 2015 as compared to 76.9% in 2014.
Cost of PBM revenues. Cost of PBM revenues decreased $717.5 million, or 3.1%, in the three months ended September 30, 2015 from 2014. This decrease is primarily due to the impact of better management of ingredient costs and the impact of an increased aggregate generic fill rate, partially offset by inflation on branded drugs.

Cost of PBM revenues increased $515.3 million in the nine months ended September 30, 2015 from 2014. This increase is primarily due to inflation on branded drugs, partially offset by lower PBM claims volume in general, the impact of better management of ingredient costs and the impact of an increased aggregate generic fill rate.
PBM gross profit. PBM gross profit increased $95.8 million, or 4.7%, for the three months ended September 30, 2015 from 2014. This increase is due to better management of ingredient costs and formulary, as well as cost savings from the increase in the aggregate generic fill rate (84.5% for the three months ended September 30, 2015 as compared to 83.1% in 2014). Additionally, this increase is due to $45.2 million of transaction and integration costs for the three months ended September 30, 2015 compared to $65.0 million for the three months ended September 30, 2014.
PBM gross profit increased $289.0 million, or 5.1%, for the nine months ended September 30, 2015 from 2014. This increase is primarily due to $140.6 million of transaction and integration costs for the nine months ended September 30, 2015 compared to $281.4 million for the nine months ended September 30, 2014. Additionally, this increase is due to the second quarter realization of revenues and the resulting operating income of $141.7 million for the nine months ended September 30, 2015 related to a client contract, compared to $129.4 million for the nine months ended September 30, 2014. This increase is also due to better management of ingredient costs and formulary, as well as cost savings from the increase in the aggregate generic fill rate (84.5% for the nine months ended September 30, 2015 as compared to 82.9% in 2014), partially offset by lower PBM claims volume in general.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $83.2 million, or 7.9%, for the three months ended September 30, 2015 from 2014. This decrease relates primarily to $68.2 million of transaction and integration costs for the three months ended September 30, 2015 as compared to $157.7 million for the three months ended September 30, 2014.
SG&A for our PBM segment decreased $162.6 million, or 5.3%, for the nine months ended September 30, 2015 from 2014. This decrease relates primarily to $197.2 million of transaction and integration costs for the nine months ended September 30, 2015 as compared to $412.8 million for the nine months ended September 30, 2014. This decrease is partially offset by $60.0 million related to a legal settlement for the nine months ended September 30, 2015.
PBM operating income. PBM operating income increased $179.0 million, or 18.4%, and $451.6 million, or 17.2%, for the three and nine months ended September 30, 2015 from 2014, respectively, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Product revenues	$624.3	$571.9	$1,809.7	$1,637.8
Service revenues	86.9	73.5	244.7	219.0
Total Other Business Operations revenues	711.2	645.4	2,054.4	1,856.8
Cost of Other Business Operations revenues	662.9	601.8	1,907.0	1,728.0
Other Business Operations gross profit	48.3	43.6	147.4	128.8
Other Business Operations SG&A	32.9	31.0	92.8	88.5
Other Business Operations operating income	$15.4	$12.6	$54.6	$40.3
Claims:
Other(1)	0.1	0.2	0.5	0.6
Total adjusted Other Business Operations claims	0.1	0.2	0.5	0.6
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income increased $2.8 million and $14.3 million for the three and nine months ended September 30, 2015 from 2014, respectively. The net increases are due primarily to an increase in volume across the non-claims producing lines of business (i.e. our subsidiaries CuraScript Specialty Distribution and United BioSource) within the segment.
OTHER (EXPENSE) INCOME
Net other expense decreased $65.5 million and $65.9 million in the three and nine months ended September 30, 2015 from 2014, respectively. These decreases are primarily due to $71.5 million of redemption costs incurred for the early redemption of our 3.500% senior notes due 2016 in the third quarter of 2014, as well as decreased interest expense related to the repayment of various senior notes and the 2011 term loan (as defined below) during both the year ended December 31, 2014 and the nine months ended September 30, 2015. These decreases are partially offset by increased interest expense related to the 2015 credit agreement (as defined below) and the issuance of $2,500.0 million of senior notes in June 2014.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts increased to 36.4% for the three months ended September 30, 2015 from 26.4% for the same period in 2014 and increased to 38.1% for the nine months ended September 30, 2015 from 35.6% for the same period in 2014 due to both recurring and discrete events.
We recognized net discrete benefits of $12.7 million and net discrete charges of $13.0 million for the three and nine months ended September 30, 2015, compared to net discrete benefits of $83.6 million and $45.6 million for the same periods in 2014. Our 2015 net discrete benefits and charges primarily relate to the deferred tax implications of changes to our future state tax rate due in part to state laws enacted during the year, as well as changes in our unrecognized tax benefits. Our 2014 net discrete benefits primarily relate to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, offset by charges related to interest on and changes in our unrecognized tax benefits and the deferred tax implications of newly enacted state laws.
We are currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). No net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the amount or timing of realization.
We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $110.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and nine months ended September 30, 2015 increased $79.4 million, or 13.6%, and $277.1 million, or 19.4%, respectively, from 2014 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 24.1% and 24.4%, respectively, for the three months ended September 30, 2015 from 2014, and 30.9% and 30.6%, respectively, for the nine months ended September 30, 2015 from 2014. These increases are primarily due to reduced shares outstanding (a total of 177.6 million shares held in treasury on September 30, 2015, compared to 112.4 million shares held in treasury on September 30, 2014), as well as higher operating income.

ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of net income to adjusted EBITDA attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA attributable to Express Scripts(1)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per claim data)	2015	2014	2015	2014
Net income attributable to Express Scripts	661.7	582.3	$1,702.9	$1,425.8
Provision for income taxes	378.2	209.2	1,046.9	789.4
Depreciation and amortization(2)	582.8	547.0	1,727.7	1,658.2
Other expense	120.6	186.1	358.0	423.9
EBITDA attributable to Express Scripts	1,743.3	1,524.6	4,835.5	4,297.3
Adjustments to EBITDA attributable to Express Scripts
Transaction and integration costs(2)	65.0	214.6	219.4	648.1
Legal settlement	—	—	60.0	—
Adjusted EBITDA attributable to Express Scripts	1,808.3	1,739.2	5,114.9	4,945.4
Total adjusted claims(3)	328.3	328.3	957.1	972.8
Adjusted EBITDA attributable to Express Scripts per adjusted claim(4)	$5.51	$5.30	$5.34	$5.08

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

(2)
Depreciation and amortization presented above includes $48.4 million and $8.1 million for the three months ended September 30, 2015 and 2014, respectively, and $118.4 million and $46.1 million for the nine months ended September 30, 2015 and 2014, respectively, of depreciation related to the integration of Medco Health Solutions, Inc. which is not included in transaction and integration costs.

(3)
Total adjusted claims (i) includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and (ii) reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

(4)
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

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
In the nine months ended September 30, 2015, net cash provided by operating activities increased $349.7 million to $1,974.3 million. Changes in working capital were impacted by the following factors:

•	Net income increased $274.3 million in 2015 from 2014.

•	Changes in working capital resulted in a cash outflow of $1,245.0 million in 2015 compared to a cash outflow of $1,272.2 million in 2014, resulting in a total change of $27.2 million.

In the nine months ended September 30, 2015, net cash used in investing activities decreased $161.4 million to $157.9 million. Capital expenditures for purchases of property and equipment decreased $149.9 million in 2015 from 2014. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In the nine months ended September 30, 2015, net cash used in financing activities increased $745.6 million to $3,204.1 million. Cash inflows for 2015 include $5,500.0 million related to the 2015 credit agreement (defined below), compared to $2,490.1 million related to the issuance of our senior notes in June 2014. Cash outflows for 2015 include $5,500.0 million of treasury share repurchases and $3,353.3 million related to the repayment of debt, compared to outflows during the same period of 2014 of $3,673.5 million of treasury share repurchases and $1,723.7 million related to the repayment of debt.
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
SHARE REPURCHASE PROGRAM
There were no repurchases of the Company’s common stock during the third quarter of 2015. We repurchased 55.1 million shares for $4,675.0 million during the nine months ended September 30, 2015 and 14.1 million and 52.0 million shares for $1,013.6 million and $3,823.4 million, respectively, during the three and nine months ended September 30, 2014. As of September 30, 2015, there were 28.6 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
In April 2015, as part of our share repurchase program, we entered into an agreement to repurchase shares of our common stock for an aggregate initial payment of $5,500.0 million under an accelerated share repurchase agreement. We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the unaudited consolidated balance sheet. See Note 6 - Common stock for additional details.
BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At September 30, 2015, no amounts were outstanding under the 2015 revolving facility. In the three months ended September 30, 2015, we repaid $500.0 million under the 2015 two-year term loan leaving an outstanding balance of $2,000.0 million at September 30, 2015. We make quarterly principal payments on the 2015 five-year term loan. At September 30, 2015, $150.0 million of the 2015 credit agreement was considered current maturities of long-term debt. See Note 5 - Financing for additional details.
In August 2015, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2015 credit facility”). In December 2014, we entered into three separate one-year credit agreements, each providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facilities”). During the second quarter 2015, two of the three 2014 credit facilities were terminated. At September 30, 2015, no amounts were drawn under the 2015 credit facility or the one remaining 2014 credit facility.
In August 2011, we entered into a credit agreement providing for a five-year $4,000.0 million term loan (the “2011 term loan”) and a $1,500.0 million revolving loan facility (the “2011 revolving facility”). In April 2015, we repaid $1,105.3 million outstanding under the 2011 term loan and terminated the commitments under the 2011 revolving facility.

Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The March 2008 Senior Notes are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At September 30, 2015, we were in compliance with all covenants associated with our debt instruments.
SENIOR NOTES
In September 2015, $500.0 million aggregate principal amount of 2.750% senior notes due 2015 matured and were repaid.
In February 2015, $1,000.0 million aggregate principal amount of 2.100% senior notes due 2015 matured and were repaid.
OTHER MATTERS
In April and August 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the balance sheet presentation of debt issuance costs. This statement is effective for financial statements issued for annual periods beginning after December 15, 2015, with early adoption permitted. Adoption of the standard impacts the presentation of certain information within the consolidated financial statements, but will not impact our consolidated financial position, consolidated results of operations or consolidated cash flows.
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
We are exposed to market risk from changes in interest rates related to debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2015, we had $4,962.5 million of gross obligations which were subject to variable rates of interest under our 2015 credit agreement. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $49.6 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.
During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2015, relating to proceedings involving the Company:

•
Jason Berk v. Express Scripts, Inc. and Express Scripts Pharmacy, Inc. On April 18, 2014, a complaint was filed by named employee, Jason Berk, a current Pharmacy Benefit Specialist employee, alleging: (1) a collective action under the federal Fair Labor Standards Act for failure to pay wages and overtime; and (2) a class action for breach of contract. On April 15, 2015 the parties reached an agreement to settle outstanding claims under the matter, which settlement was approved by the court on April 20, 2015. Under the terms of the settlement, the case will be dismissed with the Company receiving a release of all claims following administration of the settlement terms. In October 2015, the case was dismissed with the Company receiving a release of all claims.

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

In December 2012, Medco sold PolyMedica, including all assets and liabilities, to FGST Investments, Inc. In February 2013, ATLS Acquisition LLC, a holding company, and PolyMedica (ATLS Acquisition LLC and PolyMedica are collectively referred to as “Debtors”), filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware, resulting in an automatic stay of this case, which has been extended to Medco. In May 2013, the district court entered an order acknowledging the stay, closing the case for administrative purposes pending the bankruptcy action, and denying all motions as moot. In February 2014, the bankruptcy court granted Debtors’ motion for summary judgment on all relators’ claims in full, but the case remained stayed with respect to Medco. On July 15, 2015, the bankruptcy court entered its findings of fact, conclusions of law, and order confirming Debtors’ plan of liquidation. The order contains an injunction against the relators from pursuing further litigation against Medco and the relators did not exercise their right to appeal.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This is a qui tam lawsuit in which the United States government has declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleges claims under the federal False Claims Act. The allegations asserted primarily concern an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleges that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the False Claims Act. The complaint seeks monetary damages, as well as costs and expenses. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company’s deadline to file a reply is November 12, 2015.

Investigations under the federal False Claims Act and most state false claims acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing of a complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.

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
There were no repurchases of the Company’s common stock during the third quarter of 2015. As of September 30, 2015, there were 28.6 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	October 27, 2015	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	October 27, 2015	By:	/s/ Eric Slusser
Eric Slusser, Executive Vice President and
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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, as amended on September 9, 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 11, 2015.

10.1
Transition and Release Agreement dated September 9, 2015 between Keith J. Ebling and Express Scripts Holding Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2015.

10.2
First Amendment dated September 9, 2015 to the Executive Employment Agreement of George Paz, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2015.

11.1	Statement regarding computation of earnings per share. (See Note 4 to the unaudited consolidated financial statements.)

31.1(1)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(1)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(1)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2(1)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.INS(1)	XBRL Taxonomy Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
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