Form 10-K
period 2015-12-31
Express Scripts Holding Co.
filed 2016-02-16
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015, OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2015, was $59,987,373,540 based on 674,470,132 shares held on such date by non-affiliates and a closing sale price for the Common Stock on such date of $88.94 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2016:	668,046,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

EX-4.8
EX-4.19
EX-4.32
EX-10.26
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABEL LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT

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
PART I
THE COMPANY
Item 1 — Business
Industry Overview
Prescription drugs play a significant role in healthcare today and constitute the first line of treatment for many medical conditions. For many, prescription drugs provide the hope of improved health and quality of life.
Total medical costs for employers continue to outpace the rate of overall inflation, in particular, the increase in high cost drugs to treat complex conditions such as cancer, hepatitis and multiple sclerosis. National health expenditures as a percentage of gross domestic product are expected to increase to 19.6% in 2024 from an estimated 18.0% in 2015 according to the Centers for Medicare & Medicaid Services (“CMS”). With increasing cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, there is an increasing role for pharmacy benefit management (“PBM”) companies to develop innovative strategies to put medicine within reach of patients by making better health more affordable and accessible.
PBM companies typically combine retail pharmacy claims processing and network management, formulary management, utilization management and home delivery pharmacy services to develop an integrated product offering to manage the prescription drug benefit for payors. Some PBMs also offer specialty medication services that deliver a more effective solution than many retail pharmacies in providing treatments for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs. Some PBMs have also broadened their service offerings to include medication adherence programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.
Company Overview
We are the largest stand-alone PBM company in the United States, offering a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We put medicine within reach of patients while helping health benefit providers improve access and affordability to prescription drugs. We improve patient outcomes and help control the cost of the drug benefit by:

•	providing products and solutions that focus on improving patient outcomes and assist in controlling costs

•	evaluating drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary

•	offering cost-effective home delivery pharmacy and specialty services that result in cost savings for plan sponsors and better care for members

•	leveraging purchasing volume to deliver discounts to health benefit providers

•	promoting the use of generics and lower-cost brands
We work with clients, manufacturers, pharmacists and physicians to improve members’ health outcomes and satisfaction, increase efficiency in drug distribution and manage costs in the pharmacy benefit. We believe our clients can achieve the best financial and health outcomes when they use our comprehensive set of solutions to manage drug spend. For example, our management toward greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for commercially insured consumers and their employers.
We have two business segments based on products and services offered: PBM and Other Business Operations. See further description of our segments within “Part I — Item 1 — Business — Segment Information.”
Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, our home delivery pharmacies and our specialty pharmacies. Revenues from the delivery of prescription drugs to our members represented 98.0% of our revenues in 2015, 98.4% in 2014 and 98.8% in 2013. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services, accounted for the remainder of our revenues.
Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies under non-exclusive contracts with us and through home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies we operate. More than 70,000 retail pharmacies, which represent over 97% of all United States retail pharmacies, participated in one or more of our networks as of December 31, 2015. The top ten retail pharmacy chains in the United States represent approximately 62% of the total number of stores in our largest network.
Express Scripts, Inc. (“ESI”) was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. Aristotle Holding, Inc. was incorporated in Delaware in July 2011. On April 2, 2012, ESI consummated a merger (the “Merger”) with Medco Health Solutions, Inc. (“Medco”) and both ESI and Medco became wholly-owned subsidiaries of Aristotle Holding, Inc. Aristotle Holding, Inc. was renamed Express Scripts Holding Company (the “Company” or “Express Scripts”) concurrently with the consummation of the Merger. When we use the terms “Express Scripts,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Express Scripts Holding Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.
Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is 314.996.0900 and our website is www.express-scripts.com. Information included on our website is not part of this annual report.
Products and Services
Pharmacy Benefit Management Services
Overview. Our core PBM services involve management of prescription drug utilization to drive high quality, cost-effective pharmaceutical care. We consult with clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. As a result, we believe we deliver healthier outcomes, higher member satisfaction and a more affordable prescription drug benefit. During 2015, 97.3% of our revenues were derived from our PBM operations, compared to 97.5% and 97.8% during 2014 and 2013, respectively.
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
Specialized Pharmacy Care. At the center of Express Scripts’ condition-specific approach to care are Therapeutic Resource Center® services, pharmacy practices that specialize in caring for members with the most complex and costly conditions, including cardiovascular disease, diabetes, cancer, HIV, asthma, depression and other rare and specialty conditions. Therapeutic Resource Center services are designed to optimize the safe and appropriate dispensing of therapeutic agents, minimize waste and improve clinical and financial outcomes. Through our Therapeutic Resource Center services, specialist pharmacists provide the expert, personalized care patients increasingly demand.
Home Delivery Pharmacy Services. We dispense prescription drugs from our four high-volume automated dispensing home delivery pharmacies and one non-automated dispensing home delivery pharmacy. In addition to the order processing that occurs at these home delivery pharmacies, we operate several non-dispensing order processing facilities and patient contact centers. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale as well as provide greater safety and accuracy. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than is achieved through the retail pharmacy networks.

Specialty Pharmacy Services. Specialty medications are used primarily for the treatment of complex diseases. These medications are broadly characterized to include those with frequent dosing adjustments, intensive clinical monitoring, the need for patient training, specialized product administration requirements and/or those limited to specialty pharmacy networks by manufacturers. Through a unique combination of assets and capabilities, we provide an enhanced level of care and therapy management for patients taking specialty medications, increased visibility and improved outcomes for payors, as well as custom programs for biopharmaceutical manufacturers.
Our subsidiary Accredo Health Group (“Accredo”) is focused on dispensing injectable, infused, oral or inhaled drugs that require a higher level of clinical service and support compared to what is typically available from traditional pharmacies. Accredo is able to achieve healthier outcomes and reduced waste through a disease-centric organization, specialty trained clinicians, a nationwide footprint, a network of in-home nursing services, reimbursement and patient assistance programs, and bio-pharma services.
Our subsidiary Freedom Fertility is a leading specialty pharmacy focused on the needs of fertility patients and providers. Through Freedom Fertility, we also provide insurance assistance and patient education and support.
By integrating medical benefit management, pharmacy benefit management and our pharmacy and distribution channels, our specialty benefit management services make specialty drugs more affordable and accessible. Approximately half of all client specialty drug spend is processed on the medical benefit, with the other half processing through the prescription drug benefit. We provide a set of tools designed to manage total specialty spend regardless of through which benefit the drug is processed. Our capabilities include guaranteeing savings through medical benefit management services, ensuring the safe and appropriate use of high-cost specialty drugs, redirecting patients and medications to the lowest-cost and most appropriate channel, verifying claims are paid at the contracted rate, improving opportunities to achieve rebates and, where clinically appropriate, moving drug coverage from medical to pharmacy benefit and to lower-cost sites of care.
Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, Puerto Rico and the Virgin Islands, we negotiate with pharmacies to discount the prices at which they provide drugs to members and manage national and regional networks responsive to client preferences related to cost containment, convenience of access for members and network performance. We also manage networks of pharmacies customized for or under direct contract with specific clients and have contracted with pharmacy provider networks to comply with CMS access requirements for the federal Medicare Part D Prescription Drug Program (“Medicare Part D”).
All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends certain specified member, prescriber and prescription information in an industry-standard format through our systems, which process the claim and send a response back to the pharmacy with relevant information to process the prescription.
Benefit Design Consultation. We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for access, safety and affordability. We also assist our clients to determine the scope and conditions of coverage and offering incentives for members and their providers and encourage adoption of programs that drive safer, more effective and more affordable use of prescription drugs.
Drug Utilization Review. Our electronic claims processing system enables us to implement sophisticated intervention programs to manage prescription drug utilization. The system can alert the pharmacist to drug safety concerns, generic substitution, therapeutic intervention opportunities and formulary adherence issues, and can also administer prior authorization, step therapy protocol programs and drug quantity management at the time a claim is submitted for processing. Our claims processing system also generates a database of drug utilization information that can be accessed at the time a prescription is dispensed, on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit, and on a prospective basis to help support pharmacists in drug therapy management decisions.
Drug Formulary Management. Formularies are lists of drugs to which benefit design is applied. In combination with the benefit design, the formulary may be used to communicate plan preferences and to determine whether a particular drug is covered. If covered, the formulary will determine to what extent it is covered. Our formulary management services support clients in choosing and maintaining formularies that best meet plan objectives for access, safety and affordability, and assist patients and physicians in choosing clinically appropriate, cost-effective drugs.
We administer specific formularies on behalf of our clients, including standard formularies developed and offered by Express Scripts and custom formularies for which we play a more limited role. The majority of our clients select standard formularies, governed by our National Pharmacy & Therapeutics Committee (“National P&T Committee”), a panel composed of independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings and typically with major academic affiliations. Most clients choose formularies designed to be used with financial incentives, such as three-tier co-payments, which drive preferential selection of plan-preferred generics and branded drugs over their non-formulary alternatives. Some clients select closed formularies, in which coverage is available only for those drugs listed on the formulary.
Our standard formularies are governed by decisions of our National P&T Committee. In developing these formularies, the foremost consideration is the safety and effectiveness of the drugs being evaluated in relation to available alternatives. In making formulary recommendations, the National P&T Committee considers the drug’s safety and efficacy, without any information on or consideration of the cost of the drug, including any discount or rebate arrangement we might negotiate with the manufacturer. This process is designed to ensure the clinical recommendation is not affected by our financial arrangements. We fully comply with the National P&T Committee’s clinical recommendations regarding drugs that must be included or excluded from the formulary based on their assessment of safety and efficacy. Where the National P&T Committee is indifferent as to whether a particular drug must be included or excluded from the formulary, the drugs are evaluated on an economic basis in relation to alternatives to determine the optimal composition of the formulary.
Our formulary management also includes formulary compliance services. Through these formulary compliance services, we alert patients, physicians and pharmacies to opportunities to use formulary-preferred generics and branded medications that are clinically appropriate and more cost-effective given the formulary and plan design. We always defer to the prescribing physician as to the appropriateness of the formulary-preferred alternatives for a patient.
Medicare, Medicaid and Health Insurance Marketplace (“Public Exchange”) Offerings. We support our clients by providing several Medicare program options: the Retiree Drug Subsidy (“RDS”) program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Employer-Sponsored Group Waiver Plan (“EGWP”), a group-enrolled Medicare Part D option for employers and labor groups; and the “PBM inside” service that offers drug-only and integrated medical and Medicare drug benefits to a number of Medicare plan sponsors. As a PBM supporting health plans, we provide prescription adjudication services in addition to a suite of required programmatic offerings such as a Medication Therapy Management program, an Explanation of Benefits for members using prescription services and a variety of member communications related to their prescription benefit. We also offer an individual prescription drug plan to beneficiaries in all 34 Medicare regions across the United States, as well as Puerto Rico.
Our revenues include premiums associated with these risk-based Medicare Part D prescription drug plan (“PDP”) product offerings. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. Our insurance company subsidiaries operate under various contracts with CMS. We provide two Medicare Part D PDP options for beneficiaries, a standard Medicare Part D benefit plan as mandated by statute and, for an additional premium, a benefit plan with enhanced coverage that exceeds the standard Medicare Part D benefit plan. We also offer numerous customized benefit plan designs to employer group retiree plans within our Medicare Part D PDP product offerings.
Our member website supports pre-enrollment and post-enrollment activities on behalf of our Medicare Part D PDP product offerings serving multiple clients. Prospective Medicare Part D participants and their caregivers can use the pre-enrollment site’s Plan Compare tool to accurately project costs for medications. The post-enrollment site allows members who have signed up to receive a Medicare Part D benefit from either Express Scripts or one of our clients to securely manage all aspects of their prescription program.
We support health plans serving Medicaid populations by offering a pharmacy drug benefit. This business is driven by state requirements and we earn revenues based on claim-related activity. Common services include transitioning members’ access to drugs as plan offerings change, generation of data to states through encounter files and coordination of benefits between states and other payors. Medicaid populations are expected to grow in states choosing to expand Medicaid eligibility.
We also support health plans serving insured Public Exchange members. This business is driven by both federal and state requirements and we earn revenues based on claim-related activity. We offer pharmacy benefit solutions that can be leveraged in plan design to align with any exchange strategy to achieve desired cost and clinical objectives.
Administration of a Group Purchasing Organization. We operate a group purchasing organization (“GPO”) that provides various administrative services to participants in the GPO. Services provided to group participants include coordination, negotiation and management of contracts, as well as strategic analysis and advice regarding pharmacy procurement contracts for purchase of generic pharmaceuticals and related goods and services from pharmaceutical manufacturers and suppliers.

Consumer Health and Drug Information. We empower member decision-making through online and mobile tools that help guide members in making informed drug, pharmacy and health choices.
Our digital solutions provide easy access and clear, simple functionality. The Express Scripts Member Website (www.express-scripts.com) and mobile app are designed to help keep members’ medication information instantly available on their computers or mobile devices. When members use self-service tools, it typically results in lower administrative costs, better drug therapy adherence, reduced waste and fewer doctor visits, leading to savings for both clients and members. Information included on our website and mobile app are not part of this annual report.
Other Business Operations Services
Overview. Through our Other Business Operations segment, we operate two additional subsidiaries that service the patient through multiple paths. Our subsidiary CuraScript Specialty Distribution distributes injectable and infusible pharmaceuticals and medications to treat specialty and rare/orphan diseases directly to providers, clinics and hospitals in the United States. It also operates Matrix GPO, which is uniquely positioned to support the needs of its membership.
Our subsidiary United BioSource Corporation (“UBC”) offers consulting services, including design, implementation and project management, for pharmaceutical, biotechnology and device manufacturers to collect evidence to guide the safe, effective and affordable use of medicines. UBC is a well-established leader in addressing the complex needs of both specialty and non-specialty products as they move from clinical development through the regulatory assessment process into the commercial marketplace. UBC is uniquely positioned to meet the increasingly challenging requirements of safe and appropriate use of these medications while simultaneously addressing burdens of product access, affordability and long-term patient adherence. During 2015, 2.7% of our revenues were derived from Other Business Operations services, compared to 2.5% and 2.2% during 2014 and 2013, respectively.
Provider Services. CuraScript Specialty Distribution is a specialty distributor of pharmaceuticals and medical supplies directly to healthcare providers for office or clinic administration. Through our CuraScript Specialty Distribution business we provide distribution services primarily to office and clinic-based physicians who treat patients with chronic diseases and regularly order costly specialty pharmaceuticals. CuraScript Specialty Distribution provides competitive pricing on pharmaceuticals and medical supplies and operates three distribution centers and ships most products overnight within the United States, as well as providing distribution capabilities to Puerto Rico and Guam. CuraScript Specialty Distribution is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
Payor Services. UBC is a leading provider of pharmaceutical support services, partnering with life science companies to make medicine and medical products safer and more accessible. UBC’s diverse suite of services helps bridge the gap between development and delivery and builds brand loyalty through patient access and adherence. Developing a drug, taking it through commercialization and demonstrating its post-launch value and safety is a complex journey. UBC has aligned Express Scripts’ expertise and industry insight to help manufacturers make informed decisions early in the product journey that ultimately optimize care and improve patient outcomes. UBC also partners with pharmaceutical manufacturers to design and operationalize patient access centers that assist patients and prescribers with navigating prescription drug coverage and pharmacy options through patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services.
Segment Information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations.
Our PBM segment primarily consists of the following products and services:

•	clinical solutions to improve health outcomes, such as adherence, case coordination and personalized medicine

•	specialized pharmacy care provided through our disease specific Therapeutic Resource Center services

•	home delivery pharmacy services

•	specialty pharmacy, including the distribution of fertility pharmaceuticals, requiring special handling or packaging

•	retail network pharmacy administration

•	benefit design consultation

•	drug utilization review

•	drug formulary management

•	a flexible array of Medicare, Medicaid and Public Exchange offerings to support clients’ benefits

•	administration of a group purchasing organization

•	consumer health and drug information
Our Other Business Operations segment primarily consists of the following products and services:

•	distribution of specialty pharmaceuticals and medical supplies to providers, clinics and hospitals

•
consulting services, including design, implementation and project management, for pharmaceutical, biotechnology and device manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines

During 2014, we moved our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, from our PBM segment into our Other Business Operations segment. See Note 12 - Segment information to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K for further description of our segments.
Suppliers
We maintain inventory of brand name and generic pharmaceuticals in our home delivery and specialty pharmacies. Our specialty pharmacies also carry biopharmaceutical products, including pharmaceuticals for the treatment of rare or chronic diseases, to meet the needs of our patients. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. For the year ended December 31, 2015, approximately 65.7% of our pharmaceutical purchases were through one wholesaler. Generic pharmaceuticals are generally purchased directly from manufacturers.
Clients
We are a provider of services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others.
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
In December 2009, ESI completed the purchase of 100% of the shares and equity interests of certain subsidiaries of Anthem that provide pharmacy benefit management services (“NextRx”). Simultaneous with the purchase, ESI entered into a 10-year contract under which we provide pharmacy benefits management services to members of the affiliated health plans of Anthem. Subsequent to this acquisition, we integrated NextRx’s PBM clients into our existing systems and operations.
Refer to Note 12 - Segment information to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K for a description of client concentration, including clients which represent more than 10% of consolidated revenues, which note is incorporated by reference herein.
Medicare Prescription Drug Coverage
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. We support clients by providing several Medicare Part D program options: the RDS program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; an EGWP offering, the “PBM inside” service that offers drug-only and integrated medical and Medicare Part D drug benefits to a number of Medicare Part D sponsors and our own risk-based Medicare Part D PDP product offerings.

Mergers and Acquisitions
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in 2016 or thereafter.
Company Operations
General. As of December 31, 2015, our United States PBM segment operated four high-volume automated dispensing home delivery pharmacies, one non-automated dispensing home delivery pharmacy, several non-dispensing order processing centers, patient contact centers, specialty drug pharmacies and fertility pharmacies, and one non-dispensing home delivery pharmacy maintained for business continuity purposes. In addition, we provide a home delivery service in Canada which dispenses maintenance prescription medications from four regional dispensing pharmacy locations.
We provide a full range of integrated PBM services to insurers, third-party administrators, plan sponsors and the public sector at our Canadian facilities. These services facilitate better health decisions and lower costs and include health claims adjudication and processing services, benefit design consultation, drug utilization review, formulary management and medical and drug data analysis services.
Sales and Marketing. Our sales team markets and sells PBM solutions and is supported by client service representatives, clinical pharmacy managers, and benefit analysis consultants. This team works with clients to develop innovative strategies to put medicine within reach of patients while helping health benefit providers improve access and affordability to prescription drugs. In addition, sales personnel dedicated to our Other Business Operations segment use direct marketing to generate new customers and solidify existing customer relationships.
Supply Chain. Our supply chain contracting and strategy teams negotiate and manage pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts and manufacturer rebate contracts. In addition, our Formulary Consulting team, which consists of pharmacists and financial analysts, provides services to our health plan clients in support of formulary decisions, benefit design consultation and utilization management programs.
Clinical Support. Our staff of highly trained healthcare professionals provides clinical support for our PBM services and more specialized care for patients with chronic and complex conditions. We operate condition-specific Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians who provide personal and specialized patient care.
Our clinical solutions staff of pharmacists and physicians provides clinical development and operational support for our PBM services. These healthcare professionals are responsible for a wide range of activities including identifying emerging medication-related safety issues and contacting physicians, clients, and patients (as appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions.
Our research & analytics team conducts timely, rigorous and objective research that supports evidence-based pharmacy benefit management and evaluates the clinical, economic and member impact of pharmacy benefits. The formation of predictive models and other analytical tools supports the development and improvement of our products and services. The team also produces the Express Scripts Drug Trend Report which examines trends in pharmaceutical utilization and cost, the factors triggering those trends and new solutions our clients can implement to lower their pharmacy spend while improving the health of their members.
Information Technology. Our information technology team supports our pharmacy claims processing systems, specialty pharmacy systems and other management information systems essential to our operations. We continually seek opportunities to optimize our IT solutions by consolidating and upgrading our IT platforms.
Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. Claims in the United States are processed through systems managed and operated domestically by internal resources and an outsourced vendor. Canadian claims are processed through systems maintained and operated by a third party in Canada and managed by us. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.
We leverage outsourced vendor services to provide certain disaster recovery services for systems located at our data centers. For systems not covered by a third-party vendor arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.

Competition
There are a number of other PBMs in the United States with which we compete. Some of these are independent PBMs, such as MedImpact and Navitus Health Solutions. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, Humana, OptumRx and Catamaran (owned by UnitedHealth Group) and Prime Therapeutics (owned by a collection of Blue Cross Blue Shield Plans). Some are owned by retail pharmacies, such as CVS Caremark (owned by CVS Health) and Envision Rx (owned by Rite Aid). Wal-Mart Stores, Inc. engages in certain activities competitive with PBMs. We also compete against adjudicators, such as Argus. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may have greater financial, marketing and technological resources than we do and new market entrants may increase competitiveness as barriers to entry are relatively low. In addition, the health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts on prescription drugs with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business, including Medicare, Medicaid and the Public Exchanges, the ability to manage cost and quality of specialty drugs, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service we provide.
Government Regulation and Compliance
Many aspects of our business are regulated by federal and state laws, rules and regulations. Accordingly, we maintain a comprehensive compliance program and we believe we operate our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See “Part I — Item 1A — Risk Factors” for additional detail.
Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among the laws and regulations that may impact our business are the following:
Federal Healthcare Reform. The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”), targets many aspects of the United States healthcare system, including, but not limited to, enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, rules and obligations for health insurance providers, certain PBM transparency requirements related to the healthcare insurance exchanges and healthcare coverage for Americans in general. The Health Reform Laws impact our business in a variety of ways and long-term impacts remain unclear with respect to the implementation of certain components of the Health Reform Laws and related regulatory guidance. Known impacts include an increase in utilization of the pharmacy benefit by a newly enrolled population with an unknown risk profile, compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, shifting claims liability from plan sponsors to third-party administrators for certain women’s preventive benefits, data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges and general market reforms prohibiting the use of many factors traditionally used to establish premiums and adjustments implemented by health plan sponsors and health insurance providers.
Medicare Part D. We participate in various ways in Medicare Part D created under MMA, and its related regulations and sub-regulatory program guidance (the “Medicare Part D Rules”) issued by CMS. Through our licensed insurance subsidiaries we sponsor Medicare Part D product offerings, Medicare prescription drug coverage and services to Medicare Part D beneficiaries. Through our core PBM business, we also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and other employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries.
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
Anti-Kickback and Referral Laws. Subject to certain exceptions and “safe harbors,” the federal anti-kickback statute generally prohibits, among other things, knowingly and willfully paying, receiving or offering any payment or other remuneration to induce a person to purchase, lease, order or arrange for (or recommend purchasing, leasing, ordering or arranging) items (including prescription drugs) or services reimbursable in whole or in part under Medicare, Medicaid or another federal healthcare program. Several states also have similar laws, some of which apply similar anti-kickback prohibitions to items or services reimbursable by non-governmental payors. Sanctions for violating these federal and state anti-

kickback laws may include criminal and civil fines and exclusion from participation in the federal and state healthcare programs.
The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and various administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws described below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with “product conversion” programs. Other anti-kickback laws may be applicable, such as the Public Contracts Anti-kickback Act, the ERISA Health Plan Anti-kickback Statute, the federal “Stark Law” and various other state anti-kickback restrictions.
Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary which the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery pharmacies, specialty pharmacies, infusion pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of services. The Health Reform Laws also include several civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the OIG under certain circumstances.
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
False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, to obtain reimbursement or for failure to return overpayments. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The Health Reform Laws also amended the federal anti-kickback laws to state any claim submitted to a federal or state healthcare program which violates the anti-kickback laws is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial liabilities. Criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency the corporation may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state healthcare programs. Many states have also enacted laws similar to the False Claims Act, some of which may include criminal penalties, substantial fines and treble damages.
Government Procurement Regulations. As described above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations (“FAR”) and DoD FAR Supplement which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the Office of Personnel Management, which includes various PBM standards.
Antitrust. The antitrust laws generally prohibit competitors from fixing prices, dividing markets and boycotting competitors, regardless of the size or market power of the companies involved. Further, antitrust laws generally prohibit other conduct found to restrain competition unreasonably, such as certain attempts to tie or bundle services together and certain exclusive dealing arrangements.
ERISA Regulation. The Employee Retirement Income Security Act of 1974 (“ERISA”) regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans, with which we have agreements to provide PBM services. We believe the conduct of our business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor (the “DOL”), which is the agency that enforces ERISA, would not in the future assert the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation.
In addition to its fiduciary provisions, federal law related to ERISA health plans imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare statutes. Like the healthcare anti-

kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain.
Employee benefit plans subject to ERISA are subject to certain rules, published by the DOL, relating to annual Form 5500 reporting obligations. The rules include certain reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. However, a DOL frequently asked questions document stated discount and rebate revenue paid to PBMs by drug manufacturers generally need not be reported on a plan’s Form 5500 as indirect compensation. Self-funded plans which are part of Section 125 “cafeteria plans” are also currently exempt from such compensation disclosure. A November 2014 report from the Advisory Council on Employee Welfare and Pension Benefit Plans regarding “PBM Compensation and Fee Disclosure” recommended the DOL reconsider the reporting requirements with respect to PBMs. At this time, we are unable to predict whether the DOL will issue additional regulation or which, if any, of the recommendations contained in the report may be proposed in formal rulemaking by the DOL.
State Fiduciary Legislation. From time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.
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
Certain states have enacted legislation prohibiting certain PBM clients from imposing additional co-payments, deductibles, limitation on benefits, or other conditions (“Conditions”) on covered individuals utilizing a retail pharmacy when the same Conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the legislation requires the retail pharmacy agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the amount of prescriptions filled through home delivery. We anticipate additional states will consider similar legislation and we cannot predict which states will adopt such legislation or what effect it will have, if any.
Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Some states have also enacted legislation prohibiting the use of preferred networks or mandating that any provider is permitted to participate in a network if the provider meets standard terms and conditions (“any willing provider”). These restrictions can negatively impact the use of cost-saving network configurations for plan sponsors. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations which limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all Food and Drug Administration (“FDA”) approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as managed care organizations and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

Legislation and Regulation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing a pharmacy participating in the state Medicaid program must give the state the best price the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.
Some states have enacted statutes regulating the use of Maximum Allowable Cost (“MAC”) pricing. These statutes, referred to as “MAC Transparency Laws,” generally require PBMs to disclose specific information related to MAC pricing to pharmacies and provide certain appeal rights for pharmacies. MAC Transparency Laws also restrict the application of MAC and may require operational changes to maintain compliance with the law. Some states have also enacted laws regulating pharmacy pricing and protecting the profitability of pharmacies for dispensing certain drugs. These laws have the potential to negatively impact Express Scripts in a number of ways, including, but not limited to, increasing administrative burden and decreasing flexibility in setting and managing pricing, including MAC pricing. If more states adopt MAC Transparency Laws, the impact of these laws may continue to grow.
The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 23.1% of the average manufacturer price (“AMP”) paid by retail community pharmacies or by wholesalers for certain drugs distributed to retail community pharmacies, or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations have been commenced by certain governmental entities which call into question whether a drug’s “best price” was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations or regulations in the future.
Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, various state and federal laws may regulate the PBM or its subsidiaries. Such laws may require, among other things, the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, managed care organization laws and limited prepaid health service plan laws. These may apply, for example, to our subsidiary insurance businesses which sponsor risk-based Medicare Part D PDP product offerings or commercial “wrap” EGWP products pursuant to contracts with CMS. Our insurance subsidiaries are required to be licensed insurance companies, and are, therefore, regulated by various state departments of insurance. As such, to maintain licensure as an insurance company, these licensed subsidiaries are required to adhere to state insurance requirements related to, for example, enterprise risk management, beneficiary protections, asset management and financial reserves.
Pharmacy Regulation. Our home delivery, specialty and infusion pharmacies are licensed to do business as a pharmacy in the states in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although some states require compliance with certain laws in that state. We believe we have registered each of our pharmacies in every state in which such registration is required and we comply in all material respects with all required laws and regulations. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and, as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to Medicare Part D.
Other statutes and regulations affect our home delivery, specialty and infusion pharmacy operations, including the federal and state anti-kickback laws and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, advertising, adulteration and security of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. The United States Postal Service also has significant statutory authority to restrict the delivery of drugs and medicines through the mail.

Other Licensure Laws. Many states have licensure or registration laws governing PBMs and certain types of managed care organizations and insurance companies, including, but not limited to, preferred provider organizations, third-party administrators and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs and insurance companies is often unclear. We have registered under such laws in those states in which we have concluded such registration is required either due to our various PBM services or the activities of our licensed insurance subsidiaries. Moreover, we have received full accreditation for Utilization Review Accreditation Commission Pharmacy Benefit Management version 2.0 Standards, which includes quality standards for drug utilization management. In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance and Medicare Part D regulations for Medicare Part D and Medicare Advantage Prescription Drug Plans may affect the services we provide to such organizations.
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
FDA Regulations. The Health Reform Laws provide a regulatory approval pathway for biosimilars (alternatively known as generics) for biological products and provide an innovator biological product will be granted an exclusivity period of 12 years. At this time, we are unable to fully evaluate the impact of the regulatory changes regarding biosimilars on our business and financial results.
Our clinical research activities are also subject to a number of complex and stringent regulations. We offer services relating to the conduct of clinical trials and the preparation of marketing applications and are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of these trials. In the United States, the FDA governs these activities pursuant to the agency’s Good Clinical Practice regulations.
HIPAA and Other Data Privacy and Security Legislation. Many of our activities involve the receipt or use of confidential health and other personal information. In addition, we use aggregated and de-identified data for our own research and analysis purposes and, in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators. Various federal and state laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulate and restrict the use, disclosure and security of certain personal information, including health information, and new legislation is proposed from time to time in various states.
The privacy regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The HIPAA security regulations provide controls related to the access to and disclosure of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to (i) electronic transaction standards and code sets for processing of pharmacy claims, (ii) privacy and security requirements vis-à-vis business associates, (iii) breach analysis and notification requirements, (iv) limits on how information is used and disclosed for marketing and fundraising purposes, and (v) limits on the use of a patient’s health information without his or her permission. As with many other companies subject to HIPAA and related laws, it may have significant operational and legal consequences for our business.
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
Environmental and Safety Regulations. We are required to comply with certain federal, state and local laws and regulations regarding environmental protection, employee safety, and public health. Any failure to comply with these regulations could result in fines or other sanctions by governmental bodies or entities.
Other Business Operations Services. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various Other Business Operations services, including the federal and state anti-kickback laws, state pharmacy regulations and HIPAA. In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances.
Service Marks and Trademarks
We, and our subsidiaries, have registered certain service marks including “EXPRESS SCRIPTS®,” “MEDCO®,” “ACCREDO®,” “CONSUMEROLOGY®,” “UBC®,” “MY RX CHOICES®,” “RATIONALMED®,” “SCREENRX®,” “EXPRESS ALLIANCE®,” “EXPRESS SCRIPTS MEDICARE®,” “EXPRESS ADVANTAGE NETWORK®,” “HEALTH DECISION SCIENCE®,” “THERAPEUTIC RESOURCE CENTER®,” “CONSTELLATION®,” “EXPRESSPATH®,” “MEDICUBE®” and “ROVER®” with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filings and other legal requirements relating to the usage and renewal of service marks.
Insurance
We generally maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments, once such costs become both probable and estimable. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain standard insurance industry actuarial assumptions.
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
Employees
As of December 31, 2015 and 2014, we employed approximately 25,900 and 29,500 employees, respectively, worldwide. Approximately 8.0% of the employees are members of collective bargaining agreements at December 31, 2015. Specifically, we employ members of the following unions:

•	Service Employees International Union;

•	American Federation of State, County and Municipal Employees;

•	United Food and Commercial Workers Union;

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, American Federation of Labor – Congress of Industrial Organizations;

•	Association of Managed Care Pharmacists;

•	International Union of Operating Engineers; and

•	Retail, Wholesale and Department Store Union, United Food and Commercial Workers.
Four collective bargaining agreements covering these employees will expire at various dates through December 2016.

Executive Officers of the Registrant
Our executive officers and their ages as of February 16, 2016 are as follows:

Name	Age	Position
George Paz	60	Chairman and Chief Executive Officer
Timothy Wentworth	55	President
Eric Slusser	55	Executive Vice President and Chief Financial Officer
Martin Akins	49	Senior Vice President, General Counsel and Corporate Secretary
Phyllis Anderson	56	Senior Vice President and Chief Marketing Officer
Don Fotsch	55	Senior Vice President, Home Delivery and Member Experience
Christine Houston	53	Senior Vice President, Operations
Steven Miller	58	Senior Vice President and Chief Medical Officer
Everett Neville	51	Senior Vice President, Supply Chain
David Norton	60	Senior Vice President, Specialty and Supply Chain
David Queller	47	Senior Vice President, Sales and Account Management
Glen Stettin	52	Senior Vice President, Clinical Research and New Solutions and Chief Innovation Officer
Sara Wade	46	Senior Vice President and Chief Human Resources Officer
Gary Wimberly	54	Senior Vice President and Chief Information Officer
Christopher McGinnis	44	Vice President, Chief Accounting Officer and Corporate Controller
Mr. Paz was elected a director of the Company in January 2004 and has also served as Chairman of the Board since May 2006. Mr. Paz assumed the role of Chief Executive Officer on April 1, 2005 and also served as President from October 2003 to February 2014. Mr. Paz joined Express Scripts and was elected Senior Vice President and Chief Financial Officer in January 1998 and continued to serve as Chief Financial Officer following his election to the office of President until his successor joined Express Scripts in April 2004. Mr. Paz is expected to retire from the role of Chief Executive Officer effective immediately following the 2016 annual meeting of stockholders and is expected to continue serving as Chairman of the Board.
Mr. Wentworth was named President of the Company in February 2014 and has also served as a director of the Company since June 2015. From April 2012 to February 2014 he served as Senior Vice President and President, Sales and Account Management. Mr. Wentworth joined Express Scripts when the Company merged with Medco in April 2012. At Medco, he served as Group President, National and Key Accounts from October 2008 to April 2012, as Chief Executive Officer of Medco’s Accredo Health Group subsidiary from March 2006 to October 2008 and as Group President - National Accounts from August 2003 to March 2006. Mr. Wentworth is expected to succeed Mr. Paz as the Company’s Chief Executive Officer immediately following the 2016 annual meeting of stockholders.
Mr. Slusser was named Executive Vice President and Chief Financial Officer of the Company in September 2015. Prior to joining Express Scripts, Mr. Slusser served as Executive Vice President, Chief Financial Officer and Treasurer of Gentiva Health Services, Inc. from May 2010 to February 2015 and as Senior Vice President, Finance from October 2009 to May 2010. Mr. Slusser also previously served in various senior roles at Centene Corporation, including Executive Vice President, International Development from May 2009 to October 2009, Executive Vice President and Chief Financial Officer from July 2007 to May 2009, and Treasurer from February 2008 to July 2009. Prior to joining Centene Corporation, Mr. Slusser served as Executive Vice President, Finance, Chief Accounting Officer and Controller of Cardinal Health, Inc. from 2006 to 2007.
Mr. Akins was named Senior Vice President and General Counsel in October 2015 and has served as Corporate Secretary since May 2013. Mr. Akins also served as Vice President and Deputy General Counsel from February 2010 to October 2015 and as Vice President and Associate General Counsel from December 2008 to February 2010. Mr. Akins joined the Company in February 2001 as Associate General Counsel. Prior to joining Express Scripts, Mr. Akins was a Shareholder at Polsinelli PC.
Ms. Anderson was named the Company’s Chief Marketing Officer in December 2013 and has also served as a Senior Vice President since October 2015. Prior to joining Express Scripts, Ms. Anderson served as Vice President, Marketing at Humana Insurance Company from March 2005 to October 2013. Ms. Anderson also served as Vice President, Strategic Initiatives - Consumer Real Estate at Bank of America and Director, Market Brand and Strategy at Duke Energy Corporation.

Mr. Fotsch was named Senior Vice President, Home Delivery and Member Experience in August 2015 and joined Express Scripts as Vice President, Home Delivery in January 2015. Prior to joining Express Scripts, Mr. Fotsch served as Vice President, Customer Experience at Sears Holding Corporation from March 2011 to January 2015 and as Vice President User Experience at Betfair from March 2010 to March 2011. Mr. Fotsch began his career at John Deere, Inc. and, over the past 20 years, has held a number of senior roles responsible for key product delivery and user experience at a range of leading digital consumer companies including Apple, America Online, USRobotics/3Com and PayPal.
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
Mr. Neville was named Senior Vice President, Supply Chain in March 2015. From March 2009 to March 2015 he served as Vice President, Pharma Strategy and Contracting. Mr. Neville has been with the Company for over 16 years. Prior to joining Express Scripts, Mr. Neville served in multiple clinical settings, including hospital and managed care, as a benefit consultant, pharmacist and pharmacy director.
Mr. Norton was named Senior Vice President, Specialty and Supply Chain in March 2015. Mr. Norton also served as Senior Vice President, Supply Chain from February 2014 to March 2015, as Vice President, Strategy, Integration and Business Development from October 2007 to February 2014, as Vice President, IT Strategy and Planning and Chief Technology Officer from January 2004 to October 2007, as Vice President, Office of Planning and Management Support from January 2003 to January 2004 and as Vice President, PMO from January 2002 to January 2004.
Mr. Queller was named Senior Vice President, Sales and Account Management in July 2014. Prior to joining Express Scripts, he served in a number of senior leadership positions at Aetna, Inc., including Senior Vice President, National Accounts from January 2013 to June 2014 and President of various national regions from May 2005 to January 2013. Mr. Queller joined Aetna Inc. in October 2000.
Dr. Stettin was named Chief Innovation Officer in October 2015 and has also served as Senior Vice President, Clinical Research and New Solutions since April 2012. Dr. Stettin joined Express Scripts when the Company merged with Medco in April 2012, where he previously served as Chief Medical Officer from December 2010 to April 2012 and as Senior Vice President from July 2003 to April 2012. After joining Medco in 1995, Dr. Stettin held a number of leadership positions in several functional areas, including product, technology, clinical and operations.
Ms. Wade was named Senior Vice President and Chief Human Resources Officer in December 2010 and previously served as Vice President, Compensation and Benefits from June 2009 to December 2010. Prior to joining Express Scripts, she served at Coca Cola Enterprises as Corporate Vice President, Compensation and Benefits from April 2008 to June 2009 and at Patriot Coal Corporation as Senior Vice President, Human Resources from November 2007 to April 2008.
Mr. Wimberly was named Senior Vice President and Chief Information Officer in November 2007. Mr. Wimberly joined Express Scripts in October 2004 and served as Vice President, Information and Technology until November 2007.
Mr. McGinnis was named Vice President, Chief Accounting Officer, and Controller in September 2015. Previously, Mr. McGinnis served as Vice President, Finance and Investor Relations from August 2014 to August 2015, as Vice President, Legal and Business Development from April 2012 to July 2014, and as Assistant General Counsel from April 2010 to April 2012. Prior to joining Express Scripts in March 2008, Mr. McGinnis held various legal and business development roles with American Water Works Company, Inc.
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
STANDARD OPERATING FACTORS

•
our ability to remain profitable in a very competitive marketplace depends upon our continued ability to attract and retain clients while maintaining our margins, differentiate our products and services from those of our competitors, and develop and cross-sell new products and services to our existing clients

•	our failure to anticipate and appropriately adapt to changes or trends within the rapidly changing healthcare industry

•
changes in applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources for compliance

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

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives

•	changes in drug pricing or industry pricing benchmarks

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
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer demands, legislative and regulatory developments and other market factors. We must remain competitive to attract new clients and retain and cross-sell additional products and services to our existing clients. Strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many PBMs, including us, to reduce the prices charged for core products and services while sharing a greater portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. We cannot assume positive trends would offset these pressures in the future. Our inability to maintain positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations.
In addition, our clients are well informed and organized and can easily move between our competitors and us as our client contracts are generally three years. Many clients work through knowledgeable consultants and our larger clients typically seek competing bids from our competitors prior to contract expiration. These factors together with the impact of competitive pressures could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could materially and adversely affect our business and results of operations.
To succeed in the highly competitive PBM marketplace, it is imperative we maintain a strong reputation as well as differentiate our business offerings by innovating and delivering products and services that demonstrate enhanced value to our clients, particularly in response to market changes from public policy. The negative reputational impact of a significant event, including a failure to execute on client contracts or to successfully operate the complex structure of our business or otherwise innovate and deliver products and services that demonstrate greater value to our clients, could, therefore, affect our ability to grow and retain profitable clients which could have a material adverse effect on our business and results of operations.
The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes or trends within the industry could have a negative impact on our ability to compete and adversely affect our business and results of operations.
We have designed our business model to compete within the current industry structure. Our client contracts are generally three years and our pharmaceutical manufacturer and retail contracts are typically non-exclusive and terminable on relatively short notice by either party. Any significant shifts in the structure of the PBM industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Such industry shifts could result from, among other things: a large intra- or inter-industry merger or industry consolidation, strategic alliances, a new entrant (including foreign entities or governments), a new or alternative business model, a general decrease in drug utilization, changes in the United States Postal Service or the consolidation of shipping carriers, an increased ability of consultants to influence the market, increased drug acquisition cost, changes in the generic drug market or the failure of new generic drugs to come to market, rapid technological shifts or the necessary changes or unintended consequences of the federal Affordable Care Act, as amended by the Health Reform Laws. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.
In addition, the healthcare industry has undergone periods of substantial consolidation and may continue to consolidate in the future. If one or more of our clients is acquired, and the acquiring entity is not a client, then we may be unable to retain all or a portion of the acquired business. If such consolidation activity, individually or in the aggregate, is material, it could have a material adverse effect on our business and results of operations.

We operate in a complex and rapidly evolving regulatory environment. Changes in or failure to comply with applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations, could require us to make significant changes to our business operations or result in the imposition of fines or penalties. Further, we may be required to spend significant resources to comply with new, changing or existing laws, rules and regulations.
Numerous state and federal laws, rules and regulations affect our business and operations and include, among other things, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions and requirements, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third-party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations, including without limitation laws and regulations regarding delivery channels

•	FDA laws and regulations

•	laws and regulations regarding formularies and drug lists, including without limitation laws and regulations regarding the development, administration and review of formularies

•	state insurance regulations applicable to our insurance subsidiaries

•	information privacy and security laws and regulations, including those under the HIPAA omnibus rule

•	Medicare prescription drug program participation requirements including coverage standards and beneficiary protections

•	other Medicare and Medicaid reimbursement regulations, including subrogation

•	the Health Reform Laws, including regulations applicable to clients operating qualified health plans through the state and federal marketplace (“Health Insurance Exchange”)

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws

•	the Foreign Corrupt Practices Act

•
environmental and health and safety laws and regulations, including without limitation laws and regulations regarding hazardous materials and laws and regulations enacted by the Occupational Safety and Health Administration

•	international laws
These and other regulatory matters are described in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance” above.
We believe we operate our business in substantial compliance with all existing material legal requirements. However, significant uncertainties exist regarding the application of many of these legal requirements to our business. From time to time, state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses and, consequently, we cannot provide any assurance that one or more of these agencies will not interpret or apply these legal requirements in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws, rules and regulations at the federal and state levels, many of which could materially affect aspects of our business or adversely affect our results of operations. We are unable to predict whether additional federal or state legislation or regulatory initiatives relating to our business or the healthcare industry in general will be enacted in the future or what effect, if any, such legislation or regulations may have on us. Due to these uncertainties, we may be required to spend significant resources in connection with any such investigation or litigation or to comply with new or existing laws and regulations.
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
Various governmental agencies have conducted investigations and audits into certain PBM business practices. Many of these investigations and audits have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, such governmental investigations and audits may ultimately have on us or on the PBM industry in general (see “Part I — Item 3 — Legal Proceedings”). However, we may experience additional government scrutiny and audit activity which may result in the payment or offset of prior reimbursement from the government.
From time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.
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
We maintain, and are dependent on, a technology infrastructure platform essential for many aspects of our business operations. We have many different information systems and it is imperative we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. Any failure to protect against a security breach or a disruption in service could negatively impact our reputation and materially adversely impact our business operations and results of operations. Our technology infrastructure platform requires significant resources to maintain and enhance systems to keep pace with rapid technological change as well as evolving industry and regulatory standards. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. From time to time, we may obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform or protect against a security breach or service disruption. In the event our vendors or we experience:

•	a malfunction in business processes

•	security breaches (including cyber attacks)

•	failure to maintain effective and up-to-date information systems or

•	otherwise experience unauthorized or non-compliant actions by any individual;
we could incur disruptions to our business operations or negative impacts to patient safety, customer and member disputes, damage to our reputation, exposures to risk of loss, litigation or regulatory violations, increased administrative expenses or other adverse consequences.
We operate dispensing pharmacies, call centers, data centers and corporate facilities that depend on the security and stability of our technology infrastructure. Our technology infrastructure could be disrupted by any number of events including a general failure of the technology, security breach, malfunction of business process or a disaster or other catastrophic event. Such disruptions could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities or to this infrastructure or our failure to implement adequate business continuity and disaster recovery strategies could have a material adverse effect on our business and results of operations.
A substantial portion of our business is concentrated in certain significant client contracts. Our failure to execute on or other issues arising under, such contracts or conditions or trends impacting certain of our key clients could adversely affect our business and results of operations.
As described in greater detail in the description of our business in Item 1 above (see “Part I — Item 1 — Business — Clients”), we have long-term contracts with Anthem and the United States Department of Defense (“DoD”). These two clients collectively represented 29.4% and 25.9% of our revenues during 2015 and 2014, respectively.

If one or more of our large clients either terminates or does not renew a contract for any reason or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects. In addition, we are currently in discussions with Anthem regarding the periodic pricing review process pursuant to the terms of our PBM agreement with Anthem. While we are actively engaged in good faith discussions with Anthem and intend to continue to comply with the requirements of the agreement, Anthem has made public statements threatening litigation. At this time we are unable to provide a timetable or an estimate as to the potential outcome of these events, any of which could result in a material adverse effect on our business and results of operations.
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
More than 70,000 retail pharmacies, which represent over 97% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2015. The ten largest retail pharmacy chains represent approximately 62% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
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
A significant disruption in service within our operations or among our key suppliers or other third parties could materially adversely affect our business and results of operations.
Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things, contamination of drugs or a failure to maintain appropriate shipment and storage conditions (such as temperature), an error in mail order processing, the unavailability of services or products (including drugs) provided by suppliers or pharmaceutical manufacturers, vendors or shipping carriers, labor disruptions, or unanticipated disruptions at our mail order facilities, call centers, data centers or corporate facilities. Such disruptions or our failure to implement adequate business continuity and disaster recovery strategies could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members, which could have a material adverse effect on our business and results of operations.
Regulatory changes relating to Medicare Part D, our failure to comply with CMS regulatory requirements, our failure to comply with CMS contractual requirements applicable to us as a Medicare Part D sponsor or our failure to otherwise execute on our strategies related to Medicare Part D, could adversely impact our business and our results of operations.

Certain of our subsidiaries have been approved to function as a Medicare Part D sponsor for the purpose of making Medicare Part D EGWP plans available for eligible clients and certain of our subsidiaries have been approved by CMS to participate in Medicare Part D as national Medicare Part D sponsors that provide direct services to Medicare Part D eligible members. Accordingly, certain subsidiaries are required to comply with federal Medicare Part D laws and regulations and are also required to be licensed as insurers or may otherwise be subject to aspects of state laws regulating the business of insurance. The administration of Medicare Part D is complex and any failure to effectively execute the provisions of Medicare Part D may have an adverse effect on our business and our results of operations.
We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy plans. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy and operations. There are many uncertainties about the financial and regulatory risks of participating in Medicare Part D, and we can give no assurance these risks will not materially adversely impact our business and results of operations. The receipt of federal funds made available through Medicare Part D by our affiliates, our clients or us is subject to compliance with the Medicare regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. If material contractual or regulatory non-compliance was to be identified, including, for example, during CMS audits or client audits in cases where we provide PBM services to client Medicare Part D sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our results of operations.
In addition, due to the availability of Medicare Part D, some of our employer clients may stop providing pharmacy benefit coverage to retirees, instead allowing retirees to choose their own Medicare Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would cause a decline in our membership base. Further, certain of our Medicare Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of demographics and the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business.
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
Most of our activities involve the receipt or use of protected health information concerning individuals. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators and analysts. There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, the Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements governing the transmission, use and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers and other payors. Many of these obligations were expanded under the Health Information and Technology for Economic and Clinical Health Act (the “HITECH Act”), passed in 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to these regulations, future regulations and legislation that severely restricts or prohibits our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. Furthermore, if we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of protected health information, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.
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
We are subject to risks relating to litigation, enforcement action, regulatory proceedings, government inquiries and investigations and other similar actions in connection with our business operations, including without limitation the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, services rendered in connection with our disease management offering, our pharmaceutical services operations, pharmacy benefit management services and mergers and acquisitions and other strategic activity. These proceedings seek unspecified monetary damages and/or equitable relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceedings. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.
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
We face significant competition in attracting and retaining talented employees. Further, managing succession and retention for key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.
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
In addition, our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles, including the role of Chief Executive Officer, could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.
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
We currently have debt outstanding, including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. At December 31, 2015, we had $4,925.0 million of gross obligations under our credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $49.3 million (pre-tax), assuming obligations subject to variable interest rates remained constant.
We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which include limitations or qualifications on our ability to incur additional indebtedness, initiate or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants under our credit agreement also include, among other things, a maximum leverage ratio. If we fail to satisfy one or more of these debt covenants, we would be in default and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Our inability to refinance existing indebtedness or otherwise access the credit markets for any reason, whether due to market conditions or otherwise, could have a material adverse effect on our business and results of operations. See Note 6 - Financing to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K.
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
The state of the economy and various economic factors, including inflation, can have a significant impact on our business and results of operations. An unfavorable or uncertain economic environment could significantly and adversely affect our businesses and profitability and generate the following risks to our business:

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
Item 2 — Properties
We operate our PBM and Other Business Operations segments out of leased and owned facilities throughout the United States, Canada and Europe. As of December 31, 2015, we owned or leased the following:

	PBM	Other Business Operations
Domestic	93	15
Foreign	7	5
Our existing facilities comprise approximately 6.0 million square feet in aggregate.
Our St. Louis, Missouri facility houses our corporate headquarters and accommodates our executive and corporate functions. Our PBM home delivery pharmacy operations consist of eight order processing pharmacies located throughout the United States, as well as eight contact centers and five mail order dispensing pharmacies. We also have seven Specialty Pharmacy home delivery pharmacies and 35 specialty branch pharmacies. We believe our facilities generally have been well maintained, are in good operating condition and have adequate capacity to meet our current business needs.
Item 3 – Legal Proceedings
We and/or our subsidiaries are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results. See further discussion at Note 11 - Commitments and contingencies to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K.
These matters are:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts, Inc. (for purposes of this Item 3, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 3, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds was appealed to the Ninth Circuit as discussed further below. Plaintiffs have also filed a motion for class certification, but that motion has not been briefed to date.

In July 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. In June 2012, the Ninth Circuit en banc panel issued a decision certifying the question of constitutionality of California Civil Code Section 2527 to the California Supreme Court, requesting consideration of the issue and a ruling. In December 2013, the California Supreme Court held that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections.
In January 2014, the Ninth Circuit en banc panel issued a ruling vacating the prior panel opinion and remanded the case to the original Ninth Circuit three-judge panel to either consider the federal constitutional issues or remand the case to the district court. In March 2014, the Ninth Circuit entered an order lifting the stay and remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights have been rejected by the courts and are not subject to further appeals.

•
In re: PBM Antitrust Litigation (United States District Court for the Eastern District of Pennsylvania). The following two remaining cases were transferred to the United States District Court for the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation in August 2006: (i) Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc. (filed in August 2013 in the United States District Court for the Eastern District of Pennsylvania); and (ii) North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of Alabama), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (United States District Court for the Northern District of Alabama) (filed in October 2003). Following oral arguments on ESI’s motion to decertify the class in 2007, the case remained dormant until April 2011, when it was reassigned to a new judge who ordered supplemental briefing. Oral argument of all the class certification motions was heard in January 2012, and the court took ESI’s motion under submission. The Brady Enterprises case was filed against Merck & Co., Inc. (“Merck”) and Medco. Plaintiffs moved for class certification to represent a national class of retail pharmacies and allege that Medco conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. Plaintiffs allege that, through conspiracy, Medco has engaged in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. Plaintiffs assert claims for violation of the Sherman Antitrust Act and seek treble damages and injunctive relief. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending since oral arguments were held in January 2012. The North Jackson Pharmacy case is a class action against ESI and Medco on behalf of independent pharmacies within the United States. The complaint alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act. Plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification against ESI and Medco was granted in March 2006.

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

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This is a qui tam lawsuit in which the United States government has declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleges claims under the federal False Claims Act. The allegations asserted primarily concern an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleges that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the federal False Claims Act. The complaint seeks monetary damages, as well as costs and expenses. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company filed a reply on November 12, 2015. On January 20, 2016, the Court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice.

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

Investigations under the federal False Claims Act and most state false claims acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing a complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.
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

	Fiscal Year 2015		Fiscal Year 2014
Common Stock	High	Low	High	Low
First Quarter	$88.83	$79.01	$79.37	$69.61
Second Quarter	92.46	83.41	76.21	64.64
Third Quarter	94.61	68.06	75.95	65.08
Fourth Quarter	89.20	79.66	86.27	68.78
Holders. As of February 1, 2016, there were 51,023 stockholders of record of our common stock. We estimate there are approximately 670,177 beneficial owners of our common stock.
Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering and does not currently intend to declare any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of the Company’s common stock during the fourth quarter of 2015. In December 2015, the Board of Directors of the Company approved an increase in the authorized number of shares that may be repurchased under the share repurchase program, originally announced in 2013, by an additional 60.0 million shares, for a total authorization of 265.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of our common stock. In January 2016, we settled the accelerated share repurchase program (the “2015 ASR Agreement”) and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. See Note 8 - Common stock to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K for further discussion regarding the 2015 ASR Agreement. As of December 31, 2015, there were 88.6 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

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

(in millions, except per share data)	2015	2014	2013	2012(1)	2011
Statement of Operations Data (for the Year Ended December 31):
Revenues(2)	$101,751.8	$100,887.1	$104,098.8	$93,714.3	$46,128.3
Cost of revenues(2)	93,349.9	92,962.0	95,966.4	86,402.4	42,918.4
Gross profit	8,401.9	7,925.1	8,132.4	7,311.9	3,209.9
Selling, general and administrative	4,062.6	4,322.7	4,580.7	4,518.0	895.5
Operating income	4,339.3	3,602.4	3,551.7	2,793.9	2,314.4
Other expense, net	(475.5)	(536.2)	(521.4)	(593.5)	(287.3)
Income before income taxes	3,863.8	3,066.2	3,030.3	2,200.4	2,027.1
Provision for income taxes	1,364.3	1,031.2	1,104.0	838.0	748.6
Net income from continuing operations	2,499.5	2,035.0	1,926.3	1,362.4	1,278.5
Net loss from discontinued operations, net of tax(3)	—	—	(53.6)	(32.3)	—
Net income	2,499.5	2,035.0	1,872.7	1,330.1	1,278.5
Less: Net income attributable to non-controlling interest	23.1	27.4	28.1	17.2	2.7
Net income attributable to Express Scripts	$2,476.4	$2,007.6	$1,844.6	$1,312.9	$1,275.8
Weighted-average shares outstanding:
Basic:	689.0	750.3	808.6	731.3	500.9
Diluted:	695.3	759.1	821.6	747.3	505.0
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$3.59	$2.68	$2.35	$1.84	$2.55
Discontinued operations attributable to Express Scripts(3)	—	—	(0.07)	(0.04)	—
Net earnings attributable to Express Scripts	3.59	2.68	2.28	1.80	2.55
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$3.56	$2.64	$2.31	$1.80	$2.53
Discontinued operations attributable to Express Scripts(3)	—	—	(0.07)	(0.04)	—
Net earnings attributable to Express Scripts	3.56	2.64	2.25	1.76	2.53
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$2,476.4	$2,007.6	$1,898.2	$1,345.2	$1,275.8
Net loss from discontinued operations, net of tax(3)	—	—	(53.6)	(32.3)	—
Net income attributable to Express Scripts	$2,476.4	$2,007.6	$1,844.6	$1,312.9	$1,275.8

(in millions, except per share data)	2015	2014	2013	2012(1)	2011
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$3,186.3	$1,832.6	$1,991.4	$2,793.1	$5,620.1
Working (deficit) capital (4)(5)	(5,095.8)	(6,444.5)	(4,738.4)	(2,296.3)	2,600.5
Total assets(4)(5)	53,243.3	53,748.3	53,495.6	58,041.2	15,562.4
Debt:
Short-term debt(5)	1,646.4	2,551.0	1,578.5	930.7	999.3
Long-term debt(5)	13,946.3	10,966.4	12,315.9	14,914.3	7,032.5
Capital lease obligation	38.5	28.4	42.0	—	—
Stockholders’ equity	17,380.5	20,064.0	21,844.8	23,395.7	2,475.3

Network claims—continuing operations(6)(7)	922.2	933.6	1,065.3	1,020.7	600.4
Home delivery, specialty and other claims—continuing operations(6)(8)	121.6	128.5	141.2	128.7	53.4
Total claims—continuing operations(6)	1,043.8	1,062.1	1,206.5	1,149.4	653.8
Adjusted network claims—continuing operations(6)(7)(9)	942.8	933.6	1,065.3	1,020.7	600.4
Adjusted home delivery, specialty and other claims—continuing operations(6)(8)(9)	355.8	376.2	412.7	374.6	151.1
Total adjusted claims—continuing operations(6)(9)	1,298.6	1,309.8	1,478.0	1,395.3	751.5

Cash flows provided by operating activities—continuing operations	$4,848.3	$4,549.0	$4,768.9	$4,751.1	$2,193.1
Cash flows used in investing activities—continuing operations	(268.5)	(411.9)	(70.0)	(10,428.7)	(123.9)
Cash flows (used in) provided by financing activities—continuing operations	(3,217.0)	(4,289.7)	(5,494.8)	2,850.4	3,029.4
EBITDA from continuing operations attributable to Express Scripts(10)	$6,675.3	$5,817.9	$5,970.6	$4,648.1	$2,565.1

(1)	Includes the results of Medco Health Solutions, Inc. (“Medco”) since its acquisition effective April 2, 2012.

(2)
Includes retail pharmacy co-payments of $9,170.0 million, $10,272.7 million, $12,620.3 million, $11,668.6 million and $5,786.6 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Primarily consists of the results of operations from the discontinued operations of our acute infusion therapies line of business, various portions of our UBC line of business, EAV and our European operations. Our acute infusion therapies line of business was classified as a discontinued operation in 2013. Portions of UBC, EAV and our European operations were classified as discontinued operations in 2012.

(4)
Balances as of December 31, 2015 reflect the prospective change to the balance sheet presentation of deferred taxes in conjunction with the adoption of ASU 2015-17. Under this guidance, all deferred tax assets and liabilities are classified as long-term.

(5)
Balances as of December 31, 2014, 2013, 2012 and 2011 have been adjusted to reflect net financing costs related to our senior notes and term loans as a reduction in the carrying value of debt in conjunction with the adoption of ASU 2015-03 during 2015.

(6)
Prior to the acquisition of Medco, Express Scripts, Inc. (“ESI”) and Medco used slightly different methodologies to report claims; however, we believe the differences between the claims reported by ESI and Medco would not be material had the same methodology applied. We have since combined these two approaches into one methodology. This change was made prospectively beginning April 2, 2012. We have not restated the number of claims in prior periods, because the differences are not material.

(7)	Excludes manual claims and drug formulary only claims where we only administer the client’s formulary.

(8)
Includes home delivery, specialty and other claims including: (a) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers; (b) Freedom Fertility claims; and (c) drugs distributed through patient assistance programs.

(9)
Includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

(10)
EBITDA from continuing operations attributable to Express Scripts is earnings before income taxes, depreciation and amortization and other expense. EBITDA from continuing operations attributable to Express Scripts is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA from continuing operations attributable to Express Scripts, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA from continuing operations attributable to Express Scripts may not be comparable to that used by other companies.

Provided below is a reconciliation of net income attributable to Express Scripts to each of EBITDA from continuing operations attributable to Express Scripts and adjusted EBITDA from continuing operations attributable to Express Scripts as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations attributable to Express Scripts
	Year Ended December 31,
(in millions, except per claim data)	2015	2014	2013	2012(1)	2011
Net income attributable to Express Scripts	$2,476.4	$2,007.6	$1,844.6	$1,312.9	$1,275.8
Net loss from discontinued operations, net of tax(2)	—	—	53.6	32.3	—
Net income from continuing operations	2,476.4	2,007.6	1,898.2	1,345.2	1,275.8
Provision for income taxes	1,364.3	1,031.2	1,104.0	838.0	748.6
Depreciation and amortization(3)	2,359.1	2,242.9	2,447.0	1,871.4	253.4
Other expense, net	475.5	536.2	521.4	593.5	287.3
EBITDA from continuing operations attributable to Express Scripts	6,675.3	5,817.9	5,970.6	4,648.1	2,565.1
Adjustments to EBITDA from continuing operations attributable to Express Scripts
Transaction and integration costs(3)	311.6	984.6	693.6	755.1	62.5
Legal settlement	60.0	—	—	—	—
Client contractual dispute	—	—	—	—	30.0
Adjusted EBITDA from continuing operations attributable to Express Scripts(4)	7,046.9	6,802.5	6,664.2	5,403.2	2,657.6
Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim(4)	$5.43	$5.19	$4.51	$3.87	$3.54

(1)	Includes the results of Medco since its acquisition effective April 2, 2012.

(2)
Primarily consists of the results of operations from the discontinued operations of our acute infusion therapies line of business, various portions of our UBC line of business, EAV and our European operations. Our acute infusion therapies line of business was classified as a discontinued operation in 2013. Portions of UBC, EAV and our European operations were classified as discontinued operations in 2012.

(3)
Depreciation and amortization presented above includes $205.2 million, $92.1 million and $31.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, of depreciation related to the integration of Medco which is not included in transaction and integration costs.

(4)
Adjusted EBITDA from continuing operations attributable to Express Scripts and adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim are supplemental measurements used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA from continuing operations attributable to Express Scripts excluding transaction and integration costs recorded each year, and a legal settlement, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim is calculated by dividing adjusted EBITDA from continuing operations attributable to Express Scripts by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA from continuing operations attributable to Express Scripts performance on a per-unit basis. Adjusted EBITDA from continuing operations attributable to Express Scripts and, as a result, adjusted EBITDA from continuing operations attributable to Express Scripts per adjusted claim, are each affected by the changes in claims volume between retail and home delivery and the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
As the largest stand-alone pharmacy benefit management (“PBM”) company in the United States, we provide a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information.
Through our Other Business Operations segment, we provide distribution services of specialty pharmaceuticals and provide consulting services for pharmaceutical, biotechnology and device manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines.
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.0% of revenues for the year ended December 31, 2015, as compared to 98.4% and 98.8% for the years ended December 31, 2014 and 2013, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Over the years, our claims volume has been impacted by the transition of UnitedHealth Group, certain in-group attrition and client losses. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (84.4% in 2015 compared to 82.9% in 2014 and 80.8% in 2013). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect the ongoing positive trends in our business will continue to offset negative factors.
Revenues related to a large client were realized in the second quarters of each of 2015, 2014 and 2013 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of the transition of UnitedHealth Group claims in 2013, as well as variability, including timing, of our contractual revenue streams. In addition, we are currently in discussions with Anthem regarding the periodic pricing review process pursuant to the terms of our PBM agreement with Anthem. While we are actively engaged in good faith discussions with Anthem and intend to continue to comply with the requirements of the agreement, Anthem has made public statements threatening litigation. We are confident in the strength of our legal position with respect to the periodic pricing review and that we are in compliance with our obligations under the agreement. At this time we are unable to provide a timetable or an estimate as to the potential outcome of these events, any of which could result in a material adverse effect on our business and results of operations.
As the regulatory environment evolves and expands, it is necessary to make significant investments to operate within the regulatory framework and prepare for regulatory changes.
RESULTS OF OPERATIONS
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes United BioSource (“UBC”) and our specialty distribution operations.
During 2014, we moved our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, from our PBM segment into our Other Business Operations segment. During

2014, our European operations were substantially shut down. During 2013, we sold our acute infusion therapies line of business and various portions of our UBC line of business. Our acute infusion therapies line of business was previously included in our PBM segment and the remaining businesses were previously included in our Other Business Operations segment. The results of operations for these businesses were reported as discontinued operations and excluded from all periods presented in the information provided below.
Throughout the description below, reference is made to the impact of generic fill rates. Generally, higher generic fill rates reduce PBM revenues, as generic drugs are generally priced lower than branded drugs. However, as ingredient cost on generic drugs is incrementally lower than the price charged, higher generic fill rates generally have a favorable impact on gross profit.
The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
In 2011, Medco Health Solutions, Inc. (“Medco”) announced its pharmacy benefit services agreement with UnitedHealth Group would not be renewed; although we continued to provide service under an agreement which expired on December 31, 2012. A transition agreement was in place throughout 2013, during which time patients moved in tranches off of the Medco platform. Due to this transition of UnitedHealth Group, claims volume and related revenues and cost of revenues decreased throughout 2013.
PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2015	2014	2013
Product revenues:
Network revenues(1)	$56,472.6	$58,468.6	$63,244.4
Home delivery and specialty revenues(2)	40,830.1	38,633.0	37,571.1
Service revenues	1,657.6	1,278.0	966.2
Total PBM revenues	98,960.3	98,379.6	101,781.7
Cost of PBM revenues(1)	90,760.4	90,630.8	93,803.5
PBM gross profit	8,199.9	7,748.8	7,978.2
PBM SG&A	3,937.7	4,202.4	4,479.3
PBM operating income	$4,262.2	$3,546.4	$3,498.9
Claims
Network—continuing operations	922.2	933.6	1,065.3
Home delivery and specialty—continuing operations(2)	121.0	127.7	139.7
Total PBM claims—continuing operations	1,043.2	1,061.3	1,205.0
Adjusted network(3)	942.8	933.6	1,065.3
Adjusted home delivery and specialty(2)(3)	355.2	375.4	411.2
Total adjusted PBM claims—continuing operations(3)	1,298.0	1,309.0	1,476.5
Home delivery and specialty—discontinued operations	—	—	0.4
Total PBM claims—discontinued operations	—	—	0.4
Total adjusted PBM claims—discontinued operations	—	—	0.4

(1)	Includes retail pharmacy co-payments of $9,170.0 million, $10,272.7 million and $12,620.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 vs. 2014
Network revenues decreased $1,996.0 million, or 3.4%, in 2015 from 2014. This decrease relates primarily to lower claims volume as well as an increase in the generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 85.1% of total network claims in 2015 as compared to 83.7% in 2014.
Home delivery and specialty revenues increased $2,197.1 million, or 5.7%, in 2015 from 2014. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 79.5% of home delivery claims in 2015 as compared to 77.2% in 2014.
Cost of PBM revenues increased $129.6 million in 2015 from 2014. This increase is primarily due to inflation on branded drugs, partially offset by lower claims volume, better management of ingredient costs and the impact of an increased aggregate generic fill rate (84.4% for the year ended December 31, 2015 as compared to 82.9% for the year ended December 31, 2014).
PBM gross profit increased $451.1 million, or 5.8%, in 2015 from 2014. This increase is primarily due to $218.0 million of transaction and integration costs for 2015 as compared to $462.3 million for 2014. Additionally, this increase is due to the second quarter realization of revenues and operating income of $141.7 million for the year ended December 31, 2015 related to a client contract, as compared to $129.4 million for the year ended December 31, 2014. This increase is also due to better management of ingredient costs and formulary, as well as cost savings from the increase in the aggregate generic fill rate, partially offset by lower claims volume.
Selling, general and administrative expense (“SG&A”) decreased $264.7 million, or 6.3%, in 2015 from 2014. This decrease relates primarily to $298.8 million of transaction and integration costs for 2015 compared to $614.4 million for 2014. This decrease is partially offset by $60.0 million related to a legal settlement for the year ended December 31, 2015.
PBM operating income increased $715.8 million, or 20.2%, in 2015 from 2014, based on the various factors described above.
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
PBM gross profit decreased $229.4 million, or 2.9%, in 2014 from 2013. This decrease is primarily due to lower claims volume, including the transition of UnitedHealth Group in 2013, as well as $462.3 million of transaction and integration costs for 2014 compared to $238.3 million for 2013. These decreases are partially offset by the second quarter realization of $129.4 million of revenues for the year ended December 31, 2014 related to a client contract as compared to $108.2 million for the year ended December 31, 2013, as well as better management of ingredient costs and formulary and cost savings from the increase in the generic fill rate.
SG&A decreased $276.9 million, or 6.2%, in 2014 from 2013. This decrease relates primarily to operational efficiencies as a result of the merger with Medco (the “Merger”), partially offset by $614.4 million of transaction and integration costs for 2014 compared to $490.4 million for 2013.
PBM operating income increased $47.5 million, or 1.4%, in 2014 from 2013, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME

	Year Ended December 31,
(in millions)	2015	2014	2013
Product revenues	$2,453.7	$2,203.5	$2,052.0
Service revenues	337.8	304.0	265.1
Total Other Business Operations revenues	2,791.5	2,507.5	2,317.1
Cost of Other Business Operations revenues	2,589.5	2,331.2	2,162.9
Other Business Operations gross profit	202.0	176.3	154.2
Other Business Operations SG&A	124.9	120.3	101.4
Other Business Operations operating income	$77.1	$56.0	$52.8
Claims
Home delivery, specialty and other(1)	0.6	0.8	1.5
Total adjusted Other Business Operations claims(1)	0.6	0.8	1.5

(1)	Includes home delivery, specialty and other claims including drugs distributed through patient assistance programs.
OTHER BUSINESS OPERATIONS RESULTS OF OPERATIONS
Other Business Operations revenues and operating income increased $284.0 million and $21.1 million, or 11.3% and 37.7%, respectively, in 2015 from 2014. This increase relates to an increase in volume across the non-claims producing lines of business (i.e. our subsidiaries CuraScript Specialty Distribution and United BioSource) within the segment.
Other Business Operations operating income increased $3.2 million in 2014 from 2013. This increase relates to an increase in volume across the lines of business within the segment, partially offset by a decrease in claims related to drugs distributed through patient assistance programs, as well as a $3.5 million gain associated with the settlement of working capital balances for ConnectYourCare for the year ended December 31, 2013.
OTHER (EXPENSE) INCOME, NET
Net other expense decreased $60.7 million, or 11.3%, in 2015 from 2014, primarily due to $71.5 million of redemption costs incurred in 2014 for the early redemption of our 3.500% senior notes due 2016 and decreased interest expense related to the repayment of various senior notes and the 2011 term loan (as defined below) during the years ended December 31, 2015 and 2014. This decrease is partially offset by increased interest expense related to the 2015 credit agreement (as defined below) and the issuance of $2,500.0 million of June 2014 Senior Notes (as defined below).
Net other expense increased $14.8 million, or 2.8%, in 2014 from 2013, and was impacted by the following factors:

•	Lower equity income from Surescripts, our joint venture, of $18.7 million for the year ended 2014 compared to $32.8 million for the year ended 2013.

•	Redemption costs of $71.5 million incurred in 2014 for the early redemption of $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016.

•	Redemption costs and write-off of financing costs of $68.5 million incurred in 2013 for the early redemption of $1,000.0 million aggregate principal amount of 6.250% senior notes due 2014.

•	The issuance of $2,500.0 million of June 2014 Senior Notes and interest income earned due to investments made with the proceeds.

•	Decreased interest expense related to the redemption in 2014 of $900.0 million aggregate principal amount of 2.750% senior notes due 2014.

•	Decreased interest expense related to the redemption in 2013 of $300.0 million aggregate principal amount of 6.125% senior notes due 2013.

•	A contractual interest payment of $35.4 million received from a client in the year ended 2013. Interest associated with this client has been received throughout 2014.
PROVISION FOR INCOME TAXES
Our effective tax rate from continuing operations attributable to Express Scripts was 35.3% for the year ended December 31, 2015, compared to 33.6% and 36.4% for 2014 and 2013, respectively.

During 2015, we recognized a net discrete benefit of $79.2 million primarily attributable to changes in our unrecognized tax benefits as a result of various state audit settlements and lapses in statutes of limitations. During 2014, we recognized a net discrete benefit of $113.9 million primarily attributable to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, offset by charges related to the interest on and changes in our unrecognized tax benefits. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $40.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We are currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). No net benefit has been recognized. A net benefit may become realizable in the future; however, we cannot predict with any certainty the amount or timing of realization.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
There were no discontinued operations for the years ended December 31, 2015 or 2014. The net loss from discontinued operations (which included our acute infusion therapies line of business, various portions of our UBC line of business and our European operations) was $53.6 million for the year ended December 31, 2013. See Note 3 - Dispositions for further information regarding our discontinued operations.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Changes in these amounts are directly impacted by profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts increased $468.8 million, or 23.4%, for the year ended December 31, 2015 from 2014 and increased $163.0 million, or 8.8%, for the year ended December 31, 2014 from 2013.
Basic and diluted earnings per share attributable to Express Scripts increased 34.0% and 34.8%, respectively, for the year ended December 31, 2015 from 2014. These increases are primarily due to reduced shares outstanding (a total of 177.6 million shares held in treasury on December 31, 2015, compared to 122.5 million shares held in treasury on December 31, 2014) due to treasury share repurchases under our share repurchase program, as well as increased operating income. Basic and diluted earnings per share attributable to Express Scripts increased 17.5% and 17.3%, respectively, for the year ended December 31, 2014 from 2013. These increases are primarily due to treasury shares repurchased through the Share Repurchase Program as well as increased operating income during 2014.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
Net cash provided by operating activities in 2015 increased $299.3 million to $4,848.3 million. Changes in net cash provided by operating activities were impacted by the following factors:

•	Net income increased $464.5 million in 2015 from 2014.

•	Depreciation and amortization expense increased $116.2 million in 2015 from 2014.

•	Deferred income tax increased $31.6 million in 2015 from 2014 primarily due to increases in accruals and decreases in stock option activity and reserves.

•	Changes in working capital resulted in cash inflows of $381.0 million in 2015 compared to cash inflows of $598.9 million from the same period in 2014.
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
There were no discontinued operations in 2015 or 2014. In 2013, net cash used in discontinued operations was $11.4 million. We substantially shut down our European operations in 2014 and sold our acute infusion therapies line of business and various portions of our UBC line of business in 2013.
In 2015, net cash used in investing activities by continuing operations decreased $143.4 million to $268.5 million. Capital expenditures for purchases of property and equipment decreased $140.7 million in 2015 compared to 2014. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
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
In 2015, net cash used in financing activities by continuing operations decreased $1,072.7 million to $3,217.0 million. Cash inflows for 2015 include $5,500.0 million related to the 2015 credit agreement (as defined below), compared to inflows during the same period of 2014 of $2,490.1 million related to the issuance of the June 2014 Senior Notes. Cash outflows for 2015 include $5,500.0 million for treasury share repurchases and $3,390.8 million related to the repayment of debt, compared to outflows during the same period of 2014 of $4,493.0 million for treasury share repurchases and $2,834.3 million related to the repayment of debt.
In 2014, net cash used in financing activities by continuing operations decreased $1,205.1 million to $4,289.7 million. Cash inflows for 2014 include $2,490.1 million related to the issuance of our June 2014 Senior Notes. This inflow was offset by outflows of $4,493.0 million related to treasury share repurchases, $2,150.0 million related to senior note redemptions and $684.3 million of quarterly term facility payments during the year ended December 31, 2014. These net outflows are compared to $4,055.2 million related to treasury share repurchases, $1,300.0 million related to senior note redemptions and $631.6 million of quarterly term facility payments during the year ended December 31, 2013.
At December 31, 2015, our available sources of capital include a $2,000.0 million 2015 revolving facility (as defined below), a $150.0 million uncommitted revolving 2015 credit facility (as defined below) and a $130.0 million uncommitted revolving 2014 credit facility (as defined below), none of which had amounts outstanding at December 31, 2015.
Our current maturities of long-term debt at December 31, 2015, excluding unamortized discounts, premiums and financing costs, include $1,500.0 million of senior notes, as well as $150.0 million of term loan payments.
As of December 31, 2015 and 2014, we have an outstanding receivable balance of approximately $170.5 million and $212.5 million, respectively, from the state of Illinois. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe the full receivable balance will be realized.
We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments over the next 12 months. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuances of notes or common stock, all of which are allowable, with certain limitations, under our credit agreements and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including existing debt levels, market conditions or other factors, we believe our liquidity options described above are sufficient to meet our cash flow needs.
ACQUISITIONS AND RELATED TRANSACTIONS
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in the future.

SHARE REPURCHASE PROGRAM
In April 2015, as part of our share repurchase program, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $5,500.0 million under an accelerated share repurchase agreement (the “2015 ASR Agreement”). We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the consolidated balance sheet at December 31, 2015. The 2015 ASR Agreement was settled in January 2016. See Note 8 - Common stock for additional details.
We repurchased 55.1 million, 62.1 million and 60.4 million shares for $4,675.0 million, $4,642.9 million and $3,905.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. In December 2015, the Board of Directors of the Company approved an increase in the authorized number of shares that may be repurchased under our share repurchase program, originally announced in 2013, by an additional 60.0 million shares, for a total authorization of 265.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of our common stock. As of December 31, 2015, there were 88.6 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
SENIOR NOTES
The below description reflects our redemption activity for the years ended December 31, 2015 and 2014. See Note 6 - Financing for a complete summary of outstanding senior notes.
In 2015, $1,000.0 million aggregate principal amount of 2.100% senior notes due 2015 and $500.0 million aggregate principal amount of 2.750% senior notes due 2015 matured and were repaid.
The June 2014 senior notes (the “June 2014 Senior Notes”) consist of:

•	$500.0 million aggregate principal amount of 1.250% senior notes due 2017

•	$1,000.0 million aggregate principal amount of 2.250% senior notes due 2019

•	$1,000.0 million aggregate principal amount of 3.500% senior notes due 2024
In 2014, $900.0 million aggregate principal amount of 2.750% senior notes due 2014 matured and were repaid. Also in 2014, $1,250.0 million aggregate principal amount of 3.500% senior notes due 2016 were redeemed.
BANK CREDIT FACILITIES

In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At December 31, 2015, no amounts were drawn under the 2015 revolving facility. In 2015, we repaid $500.0 million under the 2015 two-year term loan. We make quarterly principal payments on the 2015 five-year term loan. At December 31, 2015, $150.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
In August 2015, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2015 credit facility”). In December 2014, we entered into three separate one-year credit agreements, each providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facilities”). During 2015, two of the three 2014 credit facilities were terminated. In October 2015, an amendment was executed to extend the one remaining 2014 credit facility’s termination date to April 2016 and to decrease the uncommitted credit facility to $130.0 million. At December 31, 2015, no amounts were drawn under the 2015 credit facility or the one remaining 2014 credit facility.
In August 2011, we entered into a credit agreement providing for a five-year $4,000.0 million term loan facility (the “2011 term loan”) and a $1,500.0 million revolving loan facility (the “2011 revolving facility”). In April 2015, we repaid $1,105.3 million outstanding under the 2011 term loan and terminated the commitments under the 2011 revolving facility.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, maximum leverage ratios. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2015, we were in compliance with all covenants associated with our debt instruments. See Note 6 - Financing for more information.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Following is a schedule of the current maturities of our long-term debt, future minimum lease payments and purchase commitments (in millions) as of December 31, 2015:

	Payments Due by Period as of December 31, 2015
	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt(1)	$18,385.1	$2,118.1	$6,546.2	$4,630.0	$5,090.8
Future minimum operating lease payments	299.8	60.8	98.8	62.5	77.7
Future minimum capital lease payments	39.5	12.9	23.7	2.9	—
Purchase commitments(2)	242.3	166.8	65.9	9.6	—
Total contractual cash obligations	$18,966.7	$2,358.6	$6,734.6	$4,705.0	$5,168.5

(1)
Excludes the interest expense on our 2015 revolving facility, which requires us to pay interest at LIBOR plus a margin and for which our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see Note 6 - Financing), as well as the balance outstanding on our 2015 revolving facility. Interest payments on our senior notes are fixed, and are included in these amounts.

(2)
Consists of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to experience and current business plans.

The gross liability for uncertain tax positions which could result in future payments is $506.8 million and $585.7 million as of December 31, 2015 and 2014, respectively. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $4,069.8 million and $4,923.2 million as of December 31, 2015 and 2014, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.
IMPACT OF INFLATION
Most of our contracts provide we bill clients based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation, and our efforts to manage the impact of inflation for our clients, with respect to prescription drugs can affect our revenues and cost of revenues.
OTHER MATTERS
In November 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to the balance sheet presentation of deferred taxes, allowing for classification of all deferred tax assets and liabilities as long-term. This statement is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. We have elected to prospectively adopt ASU 2015-17 as of December 31, 2015, as part of a simplification initiative. Prior periods have not been retrospectively adjusted for adoption of this statement.
In April and August 2015, the FASB issued authoritative guidance containing changes to the balance sheet presentation of debt issuance costs. This statement is effective for financial statements issued for annual periods beginning after December 15, 2015, with early adoption permitted. We have elected to adopt ASU 2015-03 and ASU 2015-15 as of December 31, 2015, with retrospective application to all statements of financial position presented. Net financing costs of $50.6 million related to our senior notes and term loans have been reclassified from “Other intangible assets, net” to a reduction in the carrying value of our long-term debt, and net financing costs of $3.7 million related to our 2011 revolving facility have been reclassified from “Other intangible assets, net” to “Other assets” on our consolidated balance sheet as of December 31, 2014. Comparatively, net financing costs of $48.1 million related to our senior notes and term loans are reflected as a reduction in the carrying value of our long-term debt, and net financings costs of $6.6 million related to our 2015 revolving facility are reflected in “Other assets” on our consolidated balance sheet as of December 31, 2015.
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. The accounting policies described below represent those policies management believes most impact our consolidated financial statements, are important for an understanding of our results of operations or require management to make difficult, subjective or complex judgments. This should be read in conjunction with Note 1 - Summary of significant accounting policies and with the other notes to the consolidated financial statements.
GOODWILL AND INTANGIBLE ASSETS
ACCOUNTING POLICY
Goodwill and intangible asset balances arise primarily from the allocation of the purchase price of businesses acquired based on the fair market value of assets acquired and liabilities assumed on the date of the acquisition. Goodwill is evaluated for impairment annually during the fourth quarter or when events or circumstances occur indicating that goodwill might be impaired. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management.
Guidance related to goodwill impairment testing provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment, we consider various events and circumstances when evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary.
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
For our 2015 impairment test, we did not perform a qualitative assessment for any of our reporting units, and instead began with Step 1 of the goodwill impairment analysis, as allowed under authoritative FASB guidance. No impairment charges were recorded as a result of our annual impairment test. As of December 31, 2015, we do not believe any reporting units are at risk of failing Step 1. During 2013, we wrote off a portion of goodwill based on a reassessment of the carrying values of certain discontinued operations. See description of the write-off in Note 3 - Dispositions. No other goodwill impairment charges were recorded for any of our other reporting units for 2015 or 2014.
Other intangible assets include, but are not limited to, customer contracts and relationships and trade names. Customer contracts and relationships are valued at fair market value when acquired using the income method and amortized over the estimated useful life. Trade names, excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life, are valued at fair market value when acquired using the income method and amortized over the estimated useful life.
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
ACCOUNTS RECEIVABLE RESERVES
ACCOUNTING POLICY
The accounts receivable balance primarily includes amounts due from clients, third-party payors and members. We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. These estimates are based on the current status of each customer’s receivable balance. We provide a contractual allowance for certain receivables from third-party payors based on our collection experience. We provide an estimated reserve for customer discounts and claims adjustments issued to customers in the form of client credits.
FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers’ financial condition. We record reserves for clients based on known adjustments to adjudicated claims and historical discounts issued as a percentage of revenue.
SELF-INSURANCE ACCRUALS
ACCOUNTING POLICY
We record self-insurance accruals based on estimates of the aggregate liability to defend and pay claims within our self-insured retentions net of anticipated insurance recovery for those claims that are insured. Accruals are estimated based upon our experience with such claims and by applying certain standard insurance industry actuarial assumptions. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the low end of the range.
FACTORS AFFECTING ESTIMATE
Self-insurance accruals are based on management’s estimates of the costs to defend and pay legal claims. We do not have significant experience with certain types of cases and claim outcomes can vary significantly. As such, differences between actual costs and management’s estimates could be significant. Changes to assumptions used in the development of these accruals can affect net income in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate.
INCOME TAXES
ACCOUNTING POLICY
Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. We evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. Effective for the year ended December 31, 2015, we adopted ASU 2015-17 which provides for a prospective change to the balance sheet presentation of deferred taxes. Under this guidance, all deferred tax assets and liabilities are classified as long-term.
FACTORS AFFECTING ESTIMATE
The factors that could impact our estimates of uncertain tax positions include the likelihood of being sustained upon audit based on the technical merits of the tax position and the assumed interest and penalties associated with uncertain tax positions.

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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2015, we had $4,925.0 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $49.3 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts Holding Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts Holding Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 16, 2016

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED BALANCE SHEET

	December 31,
(in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$3,186.3	$1,832.6
Receivables, net	6,721.3	5,979.8
Inventories	2,023.1	2,113.2
Deferred taxes	—	390.8
Prepaid expenses and other current assets	128.8	251.7
Total current assets	12,059.5	10,568.1
Property and equipment, net	1,291.3	1,584.0
Goodwill	29,277.3	29,280.9
Other intangible assets, net	10,469.7	12,200.9
Other assets	145.5	114.4
Total assets	$53,243.3	$53,748.3

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$9,397.7	$8,488.2
Accounts payable	3,451.8	3,137.3
Accrued expenses	2,659.4	2,836.1
Current maturities of long-term debt	1,646.4	2,551.0
Total current liabilities	17,155.3	17,012.6
Long-term debt	13,946.3	10,966.4
Deferred taxes	4,069.8	4,923.2
Other liabilities	691.4	782.1
Total liabilities	35,862.8	33,684.3
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value per share; shares issued: 854.5 and 848.6, respectively; shares outstanding: 676.9 and 726.1, respectively	8.5	8.5
Additional paid-in capital	22,204.7	22,671.4
Accumulated other comprehensive (loss) income	(14.0)	2.1
Retained earnings	8,396.8	5,920.4
	30,596.0	28,602.4
Common stock in treasury at cost, 177.6 and 122.5 shares, respectively	(13,223.2)	(8,548.2)
Total Express Scripts stockholders’ equity	17,372.8	20,054.2
Non-controlling interest	7.7	9.8
Total stockholders’ equity	17,380.5	20,064.0
Total liabilities and stockholders’ equity	$53,243.3	$53,748.3
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Revenues(1)	$101,751.8	$100,887.1	$104,098.8
Cost of revenues(1)	93,349.9	92,962.0	95,966.4
Gross profit	8,401.9	7,925.1	8,132.4
Selling, general and administrative	4,062.6	4,322.7	4,580.7
Operating income	4,339.3	3,602.4	3,551.7
Other (expense) income:
Interest income and other	24.8	46.7	74.7
Interest expense and other	(500.3)	(582.9)	(596.1)
	(475.5)	(536.2)	(521.4)
Income before income taxes	3,863.8	3,066.2	3,030.3
Provision for income taxes	1,364.3	1,031.2	1,104.0
Net income from continuing operations	2,499.5	2,035.0	1,926.3
Net loss from discontinued operations, net of tax	—	—	(53.6)
Net income	2,499.5	2,035.0	1,872.7
Less: Net income attributable to non-controlling interest	23.1	27.4	28.1
Net income attributable to Express Scripts	$2,476.4	$2,007.6	$1,844.6
Weighted-average number of common shares outstanding during the period:
Basic	689.0	750.3	808.6
Diluted	695.3	759.1	821.6
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$3.59	$2.68	$2.35
Discontinued operations attributable to Express Scripts	—	—	(0.07)
Net earnings attributable to Express Scripts	3.59	2.68	2.28
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$3.56	$2.64	$2.31
Discontinued operations attributable to Express Scripts	—	—	(0.07)
Net earnings attributable to Express Scripts	3.56	2.64	2.25
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$2,476.4	$2,007.6	$1,898.2
Net loss from discontinued operations, net of tax	—	—	(53.6)
Net income attributable to Express Scripts	$2,476.4	$2,007.6	$1,844.6

(1)	Includes retail pharmacy co-payments of $9,170.0 million, $10,272.7 million and $12,620.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income	$2,499.5	$2,035.0	$1,872.7
Other comprehensive loss:
Foreign currency translation loss	(16.1)	(9.6)	(7.2)
Comprehensive income	2,483.4	2,025.4	1,865.5
Less: Comprehensive income attributable to non-controlling interest	23.1	27.4	28.1
Comprehensive income attributable to Express Scripts	$2,460.3	$1,998.0	$1,837.4
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling interest	Total
Balance at December 31, 2012	818.1	$8.2	$21,289.7	$18.9	$2,068.2	$—	$10.7	$23,395.7
Net income	—	—	—	—	1,844.6	—	28.1	1,872.7
Other comprehensive loss	—	—	—	(7.2)	—	—	—	(7.2)
Treasury stock acquired	—	—	(149.9)	—	—	(3,905.3)	—	(4,055.2)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	15.9	0.1	(49.7)	—	—	—	—	(49.6)
Amortization of unearned compensation under employee plans	—	—	164.7	—	—	—	—	164.7
Exercise of stock options	—	—	524.0	—	—	—	—	524.0
Tax benefit relating to employee stock compensation	—	—	31.1	—	—	—	—	31.1
Distributions to non-controlling interest	—	—	—	—	—	—	(31.4)	(31.4)
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
Net income	—	—	—	—	2,007.6	—	27.4	2,035.0
Other comprehensive loss	—	—	—	(9.6)	—	—	—	(9.6)
Treasury stock acquired	—	—	149.9	—	—	(4,642.9)	—	(4,493.0)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	14.6	0.2	(35.4)	—	—	—	—	(35.2)
Amortization of unearned compensation under employee plans	—	—	111.0	—	—	—	—	111.0
Exercise of stock options	—	—	542.4	—	—	—	—	542.4
Tax benefit relating to employee stock compensation	—	—	93.6	—	—	—	—	93.6
Distributions to non-controlling interest	—	—	—	—	—	—	(25.0)	(25.0)
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
Net income	—	—	—	—	2,476.4	—	23.1	2,499.5
Other comprehensive loss	—	—	—	(16.1)	—	—	—	(16.1)
Treasury stock acquired	—	—	(825.0)	—	—	(4,675.0)	—	(5,500.0)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	5.9	—	(30.0)	—	—	—	—	(30.0)
Amortization of unearned compensation under employee plans	—	—	117.1	—	—	—	—	117.1
Exercise of stock options	—	—	213.2	—	—	—	—	213.2
Tax benefit relating to employee stock compensation	—	—	58.0	—	—	—	—	58.0
Distributions to non-controlling interest	—	—	—	—	—	—	(25.2)	(25.2)
Balance at December 31, 2015	854.5	$8.5	$22,204.7	$(14.0)	$8,396.8	$(13,223.2)	$7.7	$17,380.5
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$2,499.5	$2,035.0	$1,872.7
Net loss from discontinued operations, net of tax	—	—	53.6
Net income from continuing operations	2,499.5	2,035.0	1,926.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,359.1	2,242.9	2,447.0
Deferred income taxes	(462.1)	(430.5)	(573.7)
Employee stock-based compensation expense	117.1	111.0	164.7
Other, net	(46.3)	(8.3)	29.2
Changes in operating assets and liabilities
Accounts receivable	(770.3)	(2,042.4)	1,254.0
Inventories	90.1	(242.1)	(218.9)
Other current and noncurrent assets	78.3	(170.0)	94.2
Claims and rebates payable	909.5	1,720.4	(672.2)
Accounts payable	318.3	271.7	15.9
Accrued expenses	(142.7)	948.9	450.8
Other current and noncurrent liabilities	(102.2)	112.4	(148.4)
Net cash provided by operating activities—continuing operations	4,848.3	4,549.0	4,768.9
Net cash used in operating activities—discontinued operations	—	—	(11.4)
Net cash flows provided by operating activities	4,848.3	4,549.0	4,757.5
Cash flows from investing activities:
Purchases of property and equipment	(295.9)	(436.6)	(423.0)
Proceeds from the sale of business	—	—	356.9
Other, net	27.4	24.7	(3.9)
Net cash used in investing activities—continuing operations	(268.5)	(411.9)	(70.0)
Net cash used in investing activities—discontinued operations	—	—	(2.1)
Net cash used in investing activities	(268.5)	(411.9)	(72.1)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	2,490.1	—
Treasury stock acquired	(5,500.0)	(4,493.0)	(4,055.2)
Repayment of long-term debt	(3,390.8)	(2,834.3)	(1,931.6)
Net proceeds from employee stock plans	183.1	510.5	466.0
Excess tax benefit relating to employee stock-based compensation	58.2	94.0	42.7
Other, net	(67.5)	(57.0)	(16.7)
Net cash used in financing activities	(3,217.0)	(4,289.7)	(5,494.8)
Effect of foreign currency translation adjustment	(9.1)	(6.2)	(5.7)
Less cash decrease attributable to discontinued operations	—	—	13.4
Net increase (decrease) in cash and cash equivalents	1,353.7	(158.8)	(801.7)
Cash and cash equivalents at beginning of year	1,832.6	1,991.4	2,793.1
Cash and cash equivalents at end of year	$3,186.3	$1,832.6	$1,991.4
Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$1,802.2	$1,310.9	$1,648.4
Interest	518.1	529.4	548.1
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
Organization and operations. We are the largest stand-alone pharmacy benefit management (“PBM”) company in the United States, providing healthcare management and administration services on behalf of clients that include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information. Through our Other Business Operations segment, we provide distribution services of specialty pharmaceuticals and provide consulting services for pharmaceutical, biotechnology and device manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. During 2014, we moved our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, from our PBM segment into our Other Business Operations segment. Segment disclosures for all years presented have been revised for comparability (see Note 12 - Segment information).
Basis of presentation. The consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies 20% to 50% owned are accounted for under the equity method. Certain amounts in prior years have been reclassified to conform to the current year presentation. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.
Dispositions. In 2014, our European operations were substantially shut down. In 2013, we sold our acute infusion therapies line of business and various portions of our United BioSource (“UBC”) line of business. These lines of business were classified as discontinued operations. The results of operations for these entities are reported as discontinued operations for all periods presented in our consolidated statement of operations. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our consolidated statement of cash flows (see Note 3 - Dispositions).
Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $745.8 million and $936.9 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses, as appropriate, at December 31, 2015 and 2014, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.
Accounts receivable. The accounts receivable balance primarily includes amounts due from clients, third-party payors and members. Based on our revenue recognition policies described below, certain claims at the end of each period are unbilled. As of December 31, 2015 and 2014, unbilled receivables were $2,045.2 million and $1,883.6 million, respectively. Unbilled receivables are typically billed to clients within 30 days based on the contractual billing schedule agreed upon with the client.
Our primary reserves for credit loss in accounts receivable is our allowance for doubtful accounts of $87.3 million and $165.1 million for the years ended December 31, 2015 and 2014, respectively, which equals our estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Our allowance for doubtful accounts also reflects amounts associated with member premiums for our Medicare Part D product offerings and amounts for certain supplies reimbursed by government agencies and insurance companies. Receivables are written off against the allowances only upon determination that such amounts are not recoverable and all collection attempts have failed. We regularly review and analyze the adequacy of these allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
As of December 31, 2015 and 2014, we have accounts receivable reserves of $133.2 million and $95.2 million, respectively, in our contractual allowance for certain receivables from third-party payors based on our collection experience. As of December 31, 2015 and 2014, we have accounts receivable reserves of $194.7 million and $149.8 million, respectively, which include discounts and claims adjustments issued to the customers in the form of client credits. Refer to our “Revenue recognition” section below for more information regarding these estimates that reduce revenue.
As a percent of accounts receivable, our accounts receivable reserves were 10.6% and 9.0% at December 31, 2015 and 2014, respectively. These percentages include the estimate for uncollectible rebates from the manufacturers. Refer to our “Rebate accounting” section below for further discussion.
As of December 31, 2015 and 2014, we have an outstanding receivable balance of approximately $170.5 million and $212.5 million, respectively, from the state of Illinois. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe the full receivable balance will be realized.
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
Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2015 and 2014 were recorded in “Other assets” on our consolidated balance sheet (see Note 2 - Fair value measurements).
Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan described in Note 9 - Employee benefit plans and stock-based compensation plans.
Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available-for-sale at December 31, 2015 or 2014.
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
Goodwill. Goodwill is evaluated for impairment annually during the fourth quarter or when events or circumstances occur indicating goodwill might be impaired. Guidance related to goodwill impairment testing provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. If we were to perform a qualitative assessment, we would consider various events and circumstances when evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary.

If we were to perform Step 1, the measurement of possible impairment would be based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s net assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based on management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.
We elected to perform a Step 1 goodwill impairment analysis. No impairment existed for any of our reporting units at December 31, 2015 or 2014. During 2013, we wrote off a portion of goodwill based on a reassessment of the carrying values of certain discontinued operations. See description of the write-off in Note 3 - Dispositions.
Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships and trade names. Customer contracts and relationships and trade names are valued at fair market value when acquired using the income method. Customer contracts related to our 10-year contract with Anthem under which we provide pharmacy benefit management services to Anthem and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. Customer contracts and relationships intangible assets related to our acquisition of Medco Health Solutions, Inc. (“Medco”) are being amortized using a modified pattern of benefit method over an estimated useful life of 4 to 16 years. All other intangible assets, excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 10 to 20 years for customer-related intangibles, 10 years for trade names and 5 years for other intangible assets. The weighted-average amortization period of intangible assets subject to amortization is 16 years. See Note 5 - Goodwill and other intangible assets for further discussion of other intangible assets.
Self-insurance accruals. We may maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements, and judgments once such costs become both probable and estimable. Self-insured losses are accrued based on estimates of the aggregate liability for the costs of uninsured claims incurred using certain standard insurance industry actuarial assumptions (see Note 11 - Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.
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
Authoritative Financial Accounting Standards Board (“FASB”) guidance allows a company to elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not elected to account for any of our eligible items using the fair value option. See Note 2 - Fair value measurements for a description of the fair values of our financial instruments.
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
Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs; bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions; and providing fertility services to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Historically, adjustments to our original estimates have been immaterial. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends and are not material.
Revenues from our PBM segment are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network. These revenues include administrative fees received from these programs.
Revenues related to the dispensing of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenues. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. We, not our clients, are obligated to pay the retail pharmacies in our networks the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal and, as such, we record the total prescription price contracted with clients in revenues.
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
In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, are included in revenues and cost of revenues.
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
Revenues from our Other Business Operations segment are earned from the distribution of specialty pharmaceuticals and medical supplies to providers, clinics and hospitals, performance-oriented fees paid by specialty pharmacy manufacturers, revenues from late-stage clinical trials, risk management and drug safety services associated with UBC and other non-product related revenues.
Revenues from distribution activities are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances, which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends and are not material.
Rebate accounting. We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates and administrative fees earned for the administration of this program, performed in conjunction with claims processing and home delivery services provided to clients, are recorded as a reduction of cost of revenues and the portion of the rebate and administrative fees payable to customers is treated as a reduction of revenues. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers; historically, these adjustments have not been material. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Included in accounts receivable are reserves of $381.2 million and $175.5 million as of December 31, 2015 and 2014, respectively, for estimated uncollectible rebates from the manufacturers. Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.
Medicare Part D product offerings. Our revenues include premiums associated with our Medicare Part D prescription drug plan (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in Medicare Part D Prescription Drug Program (“Medicare Part D”) plans sponsored by us pursuant to our contracts with the Centers for Medicare & Medicaid Services (“CMS”). We also offer numerous customized benefit plan designs to Employer-Sponsored Group Waiver Plans (“EGWPs”) under our Medicare Part D PDP product offerings.
The Medicare Part D PDP premiums are determined based on our annual bid and related contractual arrangements with CMS and are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses on the consolidated balance sheet. There is a possibility the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment based on drug cost experience and record an adjustment to revenues with a corresponding receivable from or payable to CMS reflected on the consolidated balance sheet.
In addition to Medicare Part D PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Non-low income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. If there is cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, the amount is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently with other co-payments derived from providing PBM services, as a component of revenues on the consolidated statement of operations.
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
Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 7 - Income taxes. Effective for the year ended December 31, 2015, we adopted ASU 2015-17 which provides for a prospective change to the balance sheet presentation of deferred taxes. Under this guidance, all deferred tax assets and liabilities are classified as long-term. Deferred tax assets are evaluated to ensure the asset will be realized. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Net income attributable to non-controlling interest. Net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates.
Employee stock-based compensation. Grant-date fair values of stock options are estimated using a Black-Scholes valuation model and grant-date fair values of restricted stock units and performance shares are estimated based on the grant-date stock price. Compensation expense is reduced based on estimated forfeitures with adjustments recorded at the time of vesting for actual forfeitures. Forfeitures are estimated based on experience. We use an accelerated method of recognizing compensation cost for awards. Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. See Note 9 - Employee benefit plans and stock-based compensation plans for more information regarding stock-based compensation plans.
Pension plan. We have elected to determine the projected benefit obligation for the cash balance pension plan as the value of the benefits to which employees participating in the plan would be entitled if they separated from service immediately. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in “Other liabilities” on our consolidated balance sheet. See Note 10 - Pension benefits for more information regarding pension plans.
Earnings per share. Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations as of December 31, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Weighted-average number of common shares outstanding during the period – basic	689.0	750.3	808.6
Dilutive common stock equivalents:(1)(2)
Outstanding stock options, stock-settled stock appreciation rights, restricted stock units and executive deferred compensation units	6.3	8.8	13.0
Weighted-average number of common shares outstanding during the period – diluted	695.3	759.1	821.6

(1)
In January 2016, we settled the 2015 ASR Agreement and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. For the year ended December 31, 2015, the 9.1 million shares are not included in the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive. See Note 8 - Common stock for further description.

(2)	Excludes equity awards of 2.4 million, 2.4 million and 3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. These were excluded because the effect is anti-dilutive.
Foreign currency translation. The financial statements of our foreign subsidiaries are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments ((debit) credit balances of $(14.0) million and $2.1 million at December 31, 2015 and 2014, respectively) are recorded within the “accumulated other comprehensive (loss) income” component of stockholders’ equity.
Comprehensive loss. Comprehensive loss includes foreign currency translation adjustments. We recognized foreign currency translation losses of $16.1 million, $9.6 million and $7.2 million for the years ending December 31, 2015, 2014 and 2013, respectively.
New accounting guidance. In November 2015, the FASB issued authoritative guidance containing changes to the balance sheet presentation of deferred taxes, allowing for classification of all deferred tax assets and liabilities as long-term. This statement is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. We have elected to prospectively adopt ASU 2015-17 as of December 31, 2015, as part of a simplification initiative. Prior periods have not been retrospectively adjusted for adoption of this statement.
In April and August 2015, the FASB issued authoritative guidance containing changes to the balance sheet presentation of debt issuance costs. This statement is effective for financial statements issued for annual periods beginning after December 15, 2015, with early adoption permitted. We have elected to adopt ASU 2015-03 and ASU 2015-15 as of December 31, 2015, with retrospective application to all statements of financial position presented. Net financing costs of $50.6 million related to our senior notes and term loans have been reclassified from “Other intangible assets, net” to a reduction in the carrying value of our long-term debt, and net financing costs of $3.7 million related to our 2011 revolving facility have been reclassified from “Other intangible assets, net” to “Other assets” on our consolidated balance sheet as of December 31, 2014. Comparatively, net financing costs of $48.1 million related to our senior notes and term loans are reflected as a reduction in the carrying value of our long-term debt, and net financing costs of $6.6 million related to our 2015 revolving facility are reflected in “Other assets” on our consolidated balance sheet as of December 31, 2015.
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
2. Fair value measurements
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $1,795.5 million and $427.8 million and trading securities (included in other assets and consisting primarily of mutual funds) of $26.8 million and $25.3 million at December 31, 2015 and 2014, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
The fair values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximate carrying values due to the short-term maturities of these instruments. The fair values, which approximate the carrying values, of our 2015 two-year term loan, 2015 five-year term loan and 2011 term loan (Level 2) (as defined in Note 6 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes are $11,078.0 million and $12,884.4 million as of December 31, 2015 and 2014, respectively. See Note 6 - Financing for further discussion of the carrying values of our debt.
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
3. Dispositions
Sale of our acute infusion therapies line of business. In 2013, we sold our acute infusion therapies line of business, which was included in our PBM segment before being classified as a discontinued operation. We recognized a gain on the sale of this business, net of the sale of its assets, of $0.5 million. We also recorded an impairment charge of $32.9 million, which reflected goodwill impairment and the subsequent write-down to fair market value. The gain and the impairment charge are included in the “Net loss from discontinued operations, net of tax” line item in our consolidated statement of operations for the year ended December 31, 2013.
Sale of portions of UBC. In 2013, we sold various portions of our UBC business, which were included in our Other Business Operations segment before being classified as discontinued operations. We recognized a total gain on the sale of these businesses, net of the sale of its assets, of $51.8 million, which is included in the “Net loss from discontinued operations, net of tax” line item in our consolidated statement of operations for the year ended December 31, 2013.
Disposition of Europe. During 2014, we substantially shut down our European operations, which were included in our Other Business Operations segment before being classified as a discontinued operation.

Selected financial information. The results of operations for our acute infusion therapies line of business, various portions of our UBC line of business and our European operations are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. As such, results of operations for the year ended December 31, 2013 reflect these operations as discontinued. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows. Certain information with respect to discontinued operations, as defined above, for the year ended December 31, 2013 is summarized below:

(in millions)	2013
Revenues	$521.2
Operating loss	24.9
Income tax expense from discontinued operations	28.7
Net loss from discontinued operations, net of tax	$53.6
4. Property and equipment
Property and equipment consists of the following:

	December 31,
(in millions)	2015	2014
Land and buildings	$200.0	$224.0
Furniture	71.9	72.8
Equipment(1)	773.0	785.1
Computer software	1,733.8	1,638.6
Leasehold improvements	229.0	194.1
Total property and equipment	3,007.7	2,914.6
Less accumulated depreciation(1)	1,716.4	1,330.6
Property and equipment, net	$1,291.3	$1,584.0

(1)	Includes gross assets of $50.4 million and $58.1 million and accumulated depreciation of $9.0 million and $16.8 million related to capital lease assets as of December 31, 2015 and 2014, respectively.
Total depreciation expense for our continuing operations for the years ended December 31, 2015, 2014 and 2013 was $628.2 million, $489.4 million and $428.8 million, respectively. Included in total depreciation expense is internally developed software amortization expense of $409.4 million, $232.9 million and $205.0 million in 2015, 2014 and 2013, respectively. Internally developed software, net of accumulated amortization, was $433.7 million and $664.9 million at December 31, 2015 and 2014, respectively. We capitalized $172.8 million of internally developed software during 2015.
Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation was $14.7 million and $15.8 million at December 31, 2015 and 2014, respectively.

5. Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	December 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,286.7	$(106.8)	$29,179.9	$29,290.6	$(107.1)	$29,183.5
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,384.1	$(106.8)	$29,277.3	$29,388.0	$(107.1)	$29,280.9
Other intangible assets
PBM
Customer contracts	$17,570.3	$(7,290.0)	$10,280.3	$17,571.4	$(5,603.2)	$11,968.2
Trade names	226.6	(83.6)	143.0	226.6	(61.3)	165.3
Miscellaneous(1)	8.7	(6.5)	2.2	8.7	(4.8)	3.9
	17,805.6	(7,380.1)	10,425.5	17,806.7	(5,669.3)	12,137.4
Other Business Operations
Customer relationships	120.1	(98.1)	22.0	120.2	(82.6)	37.6
Trade names	35.7	(13.5)	22.2	35.8	(9.9)	25.9
	155.8	(111.6)	44.2	156.0	(92.5)	63.5
Total other intangible assets	$17,961.4	$(7,491.7)	$10,469.7	$17,962.7	$(5,761.8)	$12,200.9

(1)
Balances as of December 31, 2014 have been adjusted to reflect $54.3 million of net financing costs related to our senior notes, term loans and revolving facilities as a reduction in the carrying value of long-term debt and other assets, as applicable, in conjunction with the adoption of ASU 2015-03 and ASU 2015-15, as described in Note 1 - Summary of significant accounting policies.

Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2013	$29,208.0	$97.4	$29,305.4
Purchase price allocation adjustment(1)	(22.5)	—	(22.5)
Foreign currency translation	(2.0)	—	(2.0)
Balance at December 31, 2014	$29,183.5	$97.4	$29,280.9
Foreign currency translation	(3.6)	—	(3.6)
Balance at December 31, 2015	$29,179.9	$97.4	$29,277.3

(1)	Goodwill has been adjusted to correct certain deferred taxes related to prior acquisitions.
The aggregate amount of amortization expense of other intangible assets for our continuing operations was $1,730.9 million, $1,753.5 million and $2,018.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in total amortization expense is $95.1 million, $112.4 million and $114.0 million for customer contracts related to a PBM agreement which is included as an offset to revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Following is a summary of the expected aggregate amortization of other intangible assets as of December 31, 2015 (in millions):

Year Ended December 31,	Future Amortization
2016	$1,727.0
2017	1,319.0
2018	1,309.0
2019	1,303.0
2020	857.0

6. Financing
At December 31, 2015 and 2014, our debt, net of unamortized discounts, premiums and financing costs, consists of:

			2015	2014(4)
Long-term Debt(1)(2)	Issuer	Basis Points(3)	Carrying Amount (in millions)
March 2008 Senior Notes
$1,200.0 million, 7.125% senior notes due 2018	Medco	50	$1,296.9	$1,338.4

June 2009 Senior Notes
$500.0 million, 7.250% senior notes due 2019	ESI	50	497.4	496.8

September 2010 Senior Notes
$500.0 million, 4.125% senior notes due 2020	Medco	25	504.9	505.9
$500.0 million, 2.750% senior notes due 2015	Medco	N/A	—	502.9
			504.9	1,008.8
May 2011 Senior Notes
$1,500.0 million, 3.125% senior notes due 2016	ESI	20	1,498.7	1,495.3

November 2011 Senior Notes
$1,250.0 million, 4.750% senior notes due 2021	Express Scripts	45	1,237.5	1,235.6
$700.0 million, 6.125% senior notes due 2041	Express Scripts	50	692.5	692.2
			1,930.0	1,927.8
February 2012 Senior Notes
$1,500.0 million, 2.650% senior notes due 2017	Express Scripts	35	1,494.4	1,489.3
$1,000.0 million, 3.900% senior notes due 2022	Express Scripts	40	981.3	978.5
$1,000.0 million, 2.100% senior notes due 2015	Express Scripts	N/A	—	999.7
			2,475.7	3,467.5
June 2014 Senior Notes
$1,000.0 million, 2.250% senior notes due 2019	Express Scripts	15	993.1	991.1
$1,000.0 million, 3.500% senior notes due 2024	Express Scripts	20	986.8	985.4
$500.0 million, 1.250% senior notes due 2017	Express Scripts	10	498.6	497.6
			2,478.5	2,474.1
Term loans
2015 five-year term loan(5)	Express Scripts	N/A	2,915.1	—
2015 two-year term loan(5)	Express Scripts	N/A	1,995.5	—
2011 term loan(5)	Express Scripts	N/A	—	1,308.7
Total debt			15,592.7	13,517.4
Less: Current maturities of long-term debt			1,646.4	2,551.0
Total long-term debt			$13,946.3	$10,966.4

(1)	All senior notes require interest to be paid semi-annually, commencing with the month of issuance.

(2)
All senior notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by Express Scripts (if issued by either Medco or ESI) and by most of our current and future 100% owned domestic subsidiaries.

(3)
All senior notes are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus the basis points as indicated, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date.

(4)
Balances as of December 31, 2014 have been adjusted to reflect $50.6 million of net financing costs related to our senior notes and term loans as a reduction in the carrying value of long-term debt in conjunction with the adoption of ASU 2015-03 in 2015, as described in Note 1 - Summary of significant accounting policies.

(5)
The 2015 five-year term loan and 2015 two-year term loan, of which $4,925.0 million was outstanding as of December 31, 2015, had average interest rates of 1.45% and 1.33%, respectively, as of December 31, 2015. The 2011 term loan had an average interest rate of 1.90% as of December 31, 2014.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). We used the proceeds, which included $1,100.0 million drawn on the 2015 revolving facility in addition to the 2015 two-year term loan and the 2015 five-year term loan, to repay our 2011 term loan (reflected in table above), terminate the commitments under our 2011 revolving facility, enter into an accelerated share repurchase program and for other general corporate purposes. At December 31, 2015, no amounts were drawn under the 2015 revolving facility. In 2015, we repaid $500.0 million under the 2015 two-year term loan. We make quarterly principal payments on the 2015 five-year term loan. At December 31, 2015, $150.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
The 2015 credit agreement requires interest to be paid, at our option, at LIBOR or an adjusted base rate, plus, in each case, applicable margin. Depending on our consolidated leverage ratio, the applicable margin over LIBOR ranges from 0.900% to 1.300% for the 2015 revolving facility, 0.875% to 1.375% for the 2015 two-year term loan and 1.000% to 1.500% for the 2015 five-year term loan. The applicable margin over the adjusted base rate ranges from 0.000% to 0.300% for the 2015 revolving facility, 0.000% to 0.375% for the 2015 two-year term loan and 0.000% to 0.500% for the 2015 five-year term loan. We are required to pay commitment fees on the 2015 revolving facility, which range from 0.100% to 0.200% of the revolving loan commitments, depending on our consolidated leverage ratio.
In August 2015, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2015 credit facility”). In December 2014, we entered into three separate one-year credit agreements, each providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facilities”). During 2015, two of the three 2014 credit facilities were terminated. In October 2015, an amendment was executed to extend the one remaining 2014 credit facility’s termination date to April 2016 and to decrease the uncommitted credit facility to $130.0 million. As of December 31, 2015, no amounts were drawn under the 2015 credit facility or the one remaining 2014 credit facility. The credit facilities require interest to be paid at LIBOR plus an agreed upon rate at the time of borrowing.
Financing costs. As of December 31, 2015, we adopted ASU 2015-03 and ASU 2015-15. As a result, net financing costs of $50.6 million related to our senior notes and term loans have been reclassified from “Other intangible assets, net” to a reduction in the carrying value of our long-term debt and net financing costs of $3.7 million related to our 2011 revolving facility have been reclassified from “Other intangible assets, net” to “Other assets” on our consolidated balance sheet as of December 31, 2014. Comparatively, net financing costs of $48.1 million related to our senior notes and term loans are reflected as a reduction in the carrying value of our long-term debt, and net financings costs of $6.6 million related to our 2015 revolving facility are reflected in “Other assets” on our consolidated balance sheet as of December 31, 2015. Following is the gross amount recognized and the related weighted-average period of amortization of our financing costs:

	Financing costs (in millions)	Weighted-average period of amortization (in years)
June 2009 Senior Notes	$13.3	5.2
May 2011 Senior Notes	10.9	5.0
November 2011 Senior Notes	29.9	12.1
February 2012 Senior Notes	22.5	6.2
June 2014 Senior Notes	18.6	6.6
2015 credit agreement	28.0	4.0
Financing costs of $36.1 million related to the 2011 term loan were written off during 2015, of which only $9.2 million had not previously been amortized.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2015, we were in compliance with all covenants associated with our debt instruments.

Schedule of maturities. Following is a schedule of maturities, excluding unamortized discounts, premiums and financing costs, for our long-term debt as of December 31, 2015 (in millions):

Year Ended December 31,	Maturities of Long-term Debt
2016	$1,650.0
2017	4,225.0
2018	1,575.0
2019	2,700.0
2020	1,475.0
Thereafter	3,950.0
Total	$15,575.0
7. Income taxes
The provision for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Income (loss) from continuing operations before income taxes:
United States	$3,870.6	$3,082.8	$2,987.6
Foreign	(6.8)	(16.6)	42.7
Total	$3,863.8	$3,066.2	$3,030.3
Current provision (benefit):
Federal	$1,722.0	$1,315.8	$1,483.4
State	102.7	146.1	192.3
Foreign	1.7	(0.2)	2.0
Total current provision	1,826.4	1,461.7	1,677.7
Deferred benefit:
Federal	(429.0)	(395.6)	(520.0)
State	(32.9)	(32.0)	(45.3)
Foreign	(0.2)	(2.9)	(8.4)
Total deferred benefit	(462.1)	(430.5)	(573.7)
Total current and deferred provision	$1,364.3	$1,031.2	$1,104.0
We consider our foreign earnings to be indefinitely reinvested, and accordingly have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $103.7 million, $96.2 million and $82.2 million as of December 31, 2015, 2014 and 2013, respectively.
A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2015, 2014 and 2013 is immaterial):

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7	2.0	2.6
Non-controlling interest	(0.2)	(0.3)	(0.3)
Investment in foreign subsidiaries	—	—	(0.7)
Other, net	(0.2)	(3.1)	(0.2)
Effective tax rate	35.3%	33.6%	36.4%

During 2015, we recognized a net discrete benefit of $79.2 million primarily attributable to changes in our unrecognized tax benefits as a result of various state audit settlements and lapses in statutes of limitations. During 2014, we recognized a net discrete benefit of $113.9 million primarily attributable to a change in estimate resulting in the recognition of tax benefits for a permanent deduction related to our domestic production activities, partially offset by charges related to interest on and changes in our unrecognized tax benefits.
The deferred tax assets and liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$13.4	$41.8
Note premium	43.1	61.9
Tax attributes	102.9	99.8
Equity compensation	144.1	166.3
Accrued expenses	327.3	365.4
Benefit of uncertain tax positions	172.1	203.5
Other	54.6	42.0
Gross deferred tax assets	857.5	980.7
Less valuation allowance	92.4	87.5
Net deferred tax assets	765.1	893.2
Deferred tax liabilities:
Depreciation and property differences	(257.4)	(356.5)
Goodwill and intangible assets	(4,534.7)	(5,044.4)
Other	(42.8)	(24.7)
Gross deferred tax liabilities	(4,834.9)	(5,425.6)
Net deferred tax liabilities	$(4,069.8)	$(4,532.4)
As of December 31, 2015, we have deferred tax assets for state and foreign net operating loss carryforwards of approximately $74.0 million and $24.0 million, respectively. The state and foreign net operating loss carryforwards, if otherwise not utilized, will expire between 2016 and 2035. We have provided a valuation allowance of $90.8 million against these deferred tax assets.
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2015	2014	2013
Balance at January 1	$1,117.2	$1,061.5	$500.8
Additions for tax positions related to prior years(1)(2)	55.8	106.1	637.3
Reductions for tax positions related to prior years(1)(2)	(112.7)	(40.6)	(92.0)
Additions for tax positions related to the current year	45.7	66.7	41.7
Reductions attributable to settlements with taxing authorities	(14.3)	(60.1)	(3.5)
Reductions as a result of a lapse of the applicable statute of limitations	(53.3)	(16.4)	(22.8)
Balance at December 31	$1,038.4	$1,117.2	$1,061.5

(1)	Amounts for 2013 include $50.4 million of additions and $8.3 million of reductions of Medco income tax contingencies recorded through the allocation of Medco’s purchase price.

(2)	Amounts for 2014 and 2013 include reductions and additions related to a claimed loss in 2012 on the disposition of PolyMedica Corporation (Liberty).
All but an immaterial amount of our unrecognized tax benefits of $1,038.4 million, would impact our effective tax rate, if recognized.
We recorded a net benefit of $4.4 million of interest and penalties to the provision for income taxes in our consolidated statement of operations for the year ended December 31, 2015, as compared to $23.5 million and $22.8 million in expenses for the years ended December 31, 2014 and 2013, respectively. We also recorded interest and penalties through acquisition accounting for the acquisition of Medco of $2.4 million in 2013. This resulted in $110.2 million and $116.7 million of accrued interest and penalties in our consolidated balance sheet at December 31, 2015 and 2014, respectively.
During 2015, we reached final settlement on various state examinations. The state settlements resulted in a reduction to our unrecognized tax benefits of $14.3 million, of which an immaterial amount impacted our effective tax rate. In addition, as a result of these settlements, we have also reduced our prior year tax positions by $56.8 million, which impacted our effective tax rate. The Internal Revenue Service (“IRS”) is currently examining ESI’s 2010 and 2011 and Express Scripts’s combined 2012 consolidated United States federal income tax returns. Our federal income tax audit uncertainties primarily relate to both the valuation and timing of deductions, while various state income tax audit uncertainties primarily relate to the attribution of overall taxable income to those states. We have taken positions in certain taxing jurisdictions for which it is reasonably possible the total amounts of unrecognized tax benefits may decrease up to $40.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We are currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty) which was sold in 2012. No net benefit has been recognized. A net benefit may become realizable in the future; however, we cannot predict with any certainty the amount or timing of realization.
8. Common stock
Accelerated share repurchases. In April 2015, as part of our previously announced share repurchase program, we entered into an agreement to repurchase shares of our common stock for an aggregate initial payment (the “prepayment amount”) of $5,500.0 million (the “2015 ASR Program”) under an accelerated share repurchase agreement (the “2015 ASR Agreement”). Under the terms of the 2015 ASR Agreement, upon payment of the prepayment amount, we received an initial delivery of 55.1 million shares of our common stock at a price of $84.79 per share, which represented, based on the closing share price of our common stock on Nasdaq on April 29, 2015, approximately 85% of the prepayment amount. The final purchase price per share (the “forward price”) and the final number of shares received was determined using the arithmetic mean of the daily volume-weighted average price per share of our common stock (the “VWAP”) over the term of the 2015 ASR Program, less a discount granted under the 2015 ASR Agreement. In January 2016, we settled the 2015 ASR Agreement and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. For the year ended December 31, 2015, the 9.1 million shares are not included in the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive.
The 2015 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in our consolidated balance sheet. The $825.0 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the 2015 ASR Program in January 2016 (see Note 15 - Subsequent event). The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2015 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2015 ASR Agreement.
Treasury share repurchases. We repurchased 55.1 million, 62.1 million and 60.4 million shares for $4,675.0 million, $4,642.9 million and $3,905.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. In December 2015, the Board of Directors of the Company approved an increase in the authorized number of shares that may be repurchased under the share repurchase program, originally announced in 2013, by an additional 60.0 million shares, for a total authorization of 265.0 million shares (including shares previously purchased, as adjusted for any subsequent stock split, stock dividend or similar transaction), of our common stock. As of December 31, 2015, there were 88.6 million shares remaining under the share repurchase program. There is no limit on the duration of the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
9. Employee benefit plans and stock-based compensation plans
Retirement savings plans. We sponsor a retirement saving plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all of our full-time employees and part-time employees. Under the 401(k) Plan, eligible employees may elect to contribute up to 50% of their salary, and we match up to 6% of the employees’ compensation contributed to the 401(k) Plan for substantially all employees after one year of service.

For the years ended December 31, 2015, 2014 and 2013, we had contribution expense of approximately $69.8 million, $75.3 million and $79.9 million, respectively. Contributions under the plan are subject to aggregate limits required under the Internal Revenue Code.
Employee stock purchase plan. We offer an employee stock purchase plan (the “ESPP plan”) that qualifies under Section 423 of the Internal Revenue Code and permits all domestic employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. Approximately 183,000, 224,000 and 289,000 shares of our common stock were issued under the ESPP plan during the years ended December 31, 2015, 2014 and 2013, respectively. Our common stock reserved for future employee purchases under the ESPP plan is approximately 1.5 million shares at December 31, 2015.
Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2015, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options elected by the participants. We have chosen to fund our liability for the Executive Deferred Compensation Plan through investments in trading securities, which primarily consist of mutual funds (see Note 1 - Summary of significant accounting policies). We incurred net compensation expense of $1.3 million, $0.6 million and $1.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, approximately 5.9 million shares of our common stock have been reserved for future issuance under the Executive Deferred Compensation Plan. We have $0.3 million and $0.3 million of unearned compensation related to unvested shares that are part of our Executive Deferred Compensation Plan at December 31, 2015 and 2014, respectively.
Stock-based compensation plans in general. The Board of Directors of ESI previously adopted a long-term incentive plan in 2011 (the “2011 LTIP”), which provides for the grant of stock options, SSRs, restricted stock units, restricted stock awards, performance share awards and other types of awards with various terms to officers, directors and key employees selected by the Compensation Committee of the Board of Directors. The maximum number of shares available for awards under the 2011 LTIP is 30.0 million. As of December 31, 2015, approximately 18.6 million shares of our common stock are available for issuance under the 2011 LTIP.
Subsequent to the effective date of the 2011 LTIP, no additional awards have been or will be granted under the long-term incentive plan (the “2000 LTIP”) adopted by ESI in 2000, which provided for the grant of various equity awards with various terms to officers, directors and key employees selected by the Compensation Committee of the Board of Directors. However, this plan is still in existence as there are outstanding grants under the 2000 LTIP.
Effective 2012, we assumed sponsorship of the Medco 2002 stock incentive plan (the “2002 SIP”), allowing us to issue stock options, restricted stock units and other types of awards to officers, employees and directors. As of December 31, 2015, approximately 11.4 million shares are available under the 2002 SIP.
The provisions of the 2000 LTIP, 2011 LTIP and 2002 SIP allow employees to use shares to cover tax withholdings on stock awards. Upon vesting of restricted stock units and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes. Awards are settled by issuance of new shares. The maximum term of stock options, restricted stock units and performance shares is generally 10 years. The tax benefit related to employee stock compensation recognized during the years ended December 31, 2015, 2014 and 2013 was $41.3 million, $37.3 million and $60.0 million, respectively.
Restricted stock units and performance shares. We have issued restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees. Restricted stock units generally have three-year graded vesting and performance shares generally have three-year cliff vesting. Awards are subject to accelerated vesting under certain specified circumstances, including upon a change in control and termination, and are also subject to forfeiture without consideration upon termination of employment under certain circumstances. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics.

As of December 31, 2015 and 2014, unearned compensation related to restricted stock units and performance shares was $46.3 million and $42.0 million, respectively. We recorded pre-tax compensation expense related to restricted stock units and performance shares of $71.1 million, $63.0 million and $87.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of restricted stock units and performance shares vested during the years ended December 31, 2015, 2014 and 2013 was $80.6 million, $81.9 million and $136.7 million, respectively. The weighted-average remaining recognition period for restricted stock units and performance shares is 2.0 years.
A summary of the status of restricted stock units and performance shares as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below.

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	2.4	$64.06
Granted	0.9	84.83
Other(1)	0.1	53.05
Released	(1.4)	59.44
Forfeited/cancelled	(0.3)	74.72
Outstanding at December 31, 2015	1.7	76.90
Vested and deferred at December 31, 2015	0.1	56.50
Non-vested at December 31, 2015	1.6	$77.17

(1)	Represents additional performance shares issued above the original grant for achieving certain performance metrics.
Stock options. We have issued stock options to certain officers, directors and employees to purchase shares of our common stock at fair market value on the date of grant. Stock options generally have three-year graded vesting.
As of December 31, 2015 and 2014, unearned compensation related to stock options was $31.7 million and $28.7 million, respectively. We recorded pre-tax compensation expense related to stock options of $46.0 million, $48.0 million and $77.3 million in the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average remaining recognition period for stock options is 2.0 years.
A summary of the status of stock options as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below.

	Shares (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at beginning of year	20.6	$50.26
Granted	3.1	84.85
Exercised	(4.9)	43.64
Forfeited/cancelled	(0.8)	74.88
Outstanding at end of period	18.0	57.03	4.9	$548.1
Awards exercisable at period end	12.9	$48.29	3.9	$504.2

(1)	Amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
For the years ended December 31, 2015, 2014 and 2013, the windfall tax benefit related to stock options exercised during the year was $58.2 million, $94.0 million and $42.7 million, respectively, and is classified as a financing cash inflow on the consolidated statement of cash flows.

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected life of option	3-5 years	3-5 years	4-5 years
Risk-free interest rate	1.0%-1.7%	0.7%-1.8%	0.6%-1.7%
Expected volatility of stock	19%-26%	21%-29%	27%-37%
Expected dividend yield	None	None	None
Weighted-average volatility of stock	24.0%	27.4%	34.1%
The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of stock options is derived from historical data on employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding stock options. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense recognized in future periods.
Cash proceeds and intrinsic value related to total stock options exercised and weighted-average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 are provided in the following table:

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Proceeds from stock options exercised	$213.2	$542.4	$524.0
Intrinsic value of stock options exercised	212.8	476.3	362.0
Weighted-average fair value per share of options granted during the year	$18.03	$17.98	$17.17
10. Pension benefits
Net pension benefit. We have elected to determine the projected benefit obligation as the value of the benefits to which employees would be entitled if they separated from service immediately. Under this approach, the liability is equal to the employee’s account value as of the measurement date.
Effective 2011, the defined benefit pension plan (“pension plan”) was frozen for all participants. Participants no longer accrue any benefits under the pension plan and the pension plan has been closed to new entrants since February 2011. However, account balances continue to be credited with interest until paid.
For the years ended December 31, 2015, 2014 and 2013 the net benefit for the pension plan consisted of the following components:

	Year Ended December 31,
(in millions)	2015	2014	2013
Interest cost	$0.3	$0.4	$0.5
Actual loss (gain) on plan assets	1.5	(6.3)	(15.3)
Net actuarial loss (gain)	—	0.1	(0.4)
Net expense (benefit)	$1.8	$(5.8)	$(15.2)

Changes in plan assets, benefit obligation and funded status. Summarized information about the pension plan’s funded status and the changes in pension plan assets and the projected benefit obligation for the years ended December 31, 2015 and 2014 are as follows:

(in millions)	2015	2014
Fair value of plan assets at beginning of year	$150.7	$179.4
Actual (loss) gain on plan assets	(1.5)	6.3
Benefits paid	(25.0)	(35.0)
Fair value of plan assets at end of year	124.2	150.7
Projected benefit obligation at beginning of year	191.3	225.8
Interest cost	0.3	0.4
Net actuarial loss	—	0.1
Benefits paid	(25.0)	(35.0)
Projected benefit obligation at end of year	166.6	191.3
Underfunded status at end of year	$42.4	$40.6
As a result of the pension plan freeze, the accumulated benefit obligation and the projected benefit obligation for the pension plan are equal at December 31, 2015 and 2014, and are recognized in “Other liabilities” on our consolidated balance sheet.
Actuarial assumptions. We have elected an accounting policy that measures the pension plan’s benefit obligation as if participants were to separate immediately. As a result, a discount rate is not used to value the pension benefit obligation. Also, since the pension plan is frozen, a rate of compensation increase is not applicable.
Our return on plan assets is calculated based on the actual fair value of plan assets. We recognize actual gains and losses on pension plan assets immediately in our consolidated operating results. Amounts are recorded each period based on estimates, and adjusted annually when actual results of the pension plan are measured at December 31.
Pension plan assets. We believe the oversight of the investments held under our pension plan is rigorous and the investment strategies are prudent. We have adopted a dynamic asset allocation policy. The intent of this policy is to allocate funds to investments with lower expected risk profiles as the funded ratio of the pension plan improves. The investment objectives of the pension plan are designed to provide liquidity to meet benefit payments and expenses payable from the pension plan to offer a reasonable probability of achieving asset growth to reduce the underfunded status of the pension plan and to manage the pension plan’s assets in a liability framework. The precise amount for which the benefit obligation will be settled depends on future events, including interest rates and the life expectancy of the pension plan’s members. The obligation is estimated using actuarial assumptions based on the current economic environment.
See Note 2 - Fair value measurements for a description of the fair value hierarchy. Investments in the pension plan classified as Level 2 include units held in common collective trust funds and mutual funds, which are valued based on the net asset values (“NAV”) reported by the funds’ investment managers, and a short-term fixed income investment fund which is valued using other significant observable inputs such as quoted prices for comparable securities. Investments classified as Level 3 include units of a hedge fund offered through a private placement. The units are valued monthly using a NAV. The hedge fund’s NAV is based on the fair value (reported NAVs) of each fund’s underlying fund investments and includes cash equivalents and any accrued payables or receivables. Both the hedge fund and its underlying investments are priced using fair value pricing sources and techniques. The pension plan may redeem its shares quarterly at the stated NAV after a one year lock-up. As of December 31, 2015 and 2014, the pension plan does not hold any investments classified as Level 1.

Following sets forth the target allocation for 2016 by asset class and the pension plan assets at fair value at December 31, 2015 and 2014 by level within the fair value hierarchy:

(in millions, except percentages) Asset Class	Target Allocation 2016(1)	Percent of Pension Plan Assets at December 31, 2015	Pension Plan Assets at December 31, 2015	Level 2		Level 3
Cash equivalents	2%	6%	$7.2	$7.2		$—
United States equity securities	9%	6%
United States large-cap			6.2	6.2	(2)	—
United States small/mid-cap			1.2	1.2	(3)	—
International equity securities	10%	11%	13.6	13.6		—
Fixed income	55%	49%	61.5	61.5	(4)	—
Hedge fund(5)	20%	24%	29.8	—		29.8
Global real estate	4%	4%	4.7	4.7		—
Total	100%	100%	$124.2	$94.4		$29.8

(in millions, except percentages) Asset Class	Percent of Pension Plan Assets at December 31, 2014	Pension Plan Assets at December 31, 2014	Level 2		Level 3
Cash equivalents	2%	$3.0	$3.0		$—
United States equity securities	7%
United States large-cap		9.5	9.5	(2)	—
United States small/mid-cap		1.8	1.8	(3)	—
International equity securities	12%	18.3	18.3		—
Fixed income	51%	76.8	76.8	(4)	—
Hedge fund(5)	23%	34.4	—		34.4
Global real estate	5%	6.9	6.9		—
Total	100%	$150.7	$116.3		$34.4

(1)
The percentages disclosed reflect our target allocation based on the funded ratio of the pension plan at December 31, 2015, and are subject to change based on the funded ratio of the pension plan during the year.

(2)	Consists of common collective trusts that invest in common stock of S&P 500 companies and United States large-cap common stock.

(3)	Consists of a common collective trust that invests in United States mid-cap common stock.

(4)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.

(5)	The inclusion of a hedge fund serves to further diversify the plan assets and the volatility of the hedge fund portfolio returns are expected to be less than that of global equities.
For measurements using significant unobservable inputs (Level 3) during 2015 and 2014, a reconciliation of the beginning and ending balances is as follows:

(in millions)	Hedge Fund
Balance at December 31, 2013	$42.9
Net purchases, sales and issuances	(10.0)
Unrealized gains	1.5
Balance at December 31, 2014	$34.4
Net purchases, sales and issuances	(6.0)
Unrealized gains	1.4
Balance at December 31, 2015	$29.8

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe the pension plan valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
Employer contributions. Under the current actuarial assumptions, there is no minimum contribution required for the 2015 pension plan year. We do not expect to contribute any cash payments during 2016.
Estimated future benefit payments. As of December 31, 2015, the following benefit payments are expected to be made (in millions):

Year Ended December 31,	Estimated Future Benefit Payments
2016	$10.1
2017	9.3
2018	9.2
2019	9.5
2020	9.3
Thereafter	47.0
11. Commitments and contingencies
Lease agreements. We have entered into noncancellable agreements to lease certain offices, distribution facilities and operating equipment with terms from one to ten years. The majority of our lease agreements include renewal options to extend the agreements from one to five years. Rental expense under the office and distribution facilities leases of our continuing operations in the years ended December 31, 2015, 2014 and 2013 was $62.5 million, $59.7 million and $83.8 million, respectively. The future minimum lease payments, including interest, due under noncancellable leases as of December 31, 2015 are shown below (in millions):

Year Ended December 31,	Minimum Operating Lease Payments	Minimum Capital Lease Payments
2016	$60.8	$12.9
2017	52.7	11.9
2018	46.1	11.8
2019	33.1	2.9
2020	29.4	—
Thereafter	77.7	—
Total	$299.8	$39.5
Purchase commitments. As of December 31, 2015, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to experience and current business plans. These future purchase commitments as of December 31, 2015 are summarized below (in millions):

Year Ended December 31,	Future Purchase Commitments
2016	$166.8
2017	46.1
2018	19.8
2019	8.1
2020	1.5
Thereafter	—
Total	$242.3

Other contingencies. For the year ended December 31, 2015, approximately 65.7% of our pharmaceutical purchases were through one wholesaler. We believe alternative sources are readily available. Except for customer concentration described in Note 12 - Segment information, we believe no other concentration risks exist at December 31, 2015.
Legal contingencies. We are subject to various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable.
We record self-insurance accruals based on estimates of the aggregate liability of claim costs (including defense costs) in excess of our insurance coverage. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. If the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the low end of the range.
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

•
(i) Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., and (ii) North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending. Oral arguments were held in January 2012.

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

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint, received on June 23, 2015, alleges Accredo violated the federal False Claims Act. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company filed a reply on November 12, 2015. On January 20, 2016, the Court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice.

•	We have settled the following case during the year ended December 31, 2015:

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

•	We have received and intend to cooperate with various subpoenas from government agencies requesting information.

•
In addition, we are currently in discussions with Anthem regarding the periodic pricing review process pursuant to the terms of our PBM agreement with Anthem. While we are actively engaged in good faith discussions with Anthem and intend to continue to comply with the requirements of the agreement, Anthem has made public statements threatening litigation. We are confident in the strength of our legal position with respect to the periodic pricing review and that we are in compliance with our obligations under the agreement. At this time we are unable to provide a timetable or an estimate as to the potential outcome of these events, any of which could result in a material adverse effect on our business and results of operations.

While we believe our services and business practices are in substantial compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these actions at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties or injunctive or administrative remedies.
12. Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported. During 2014, we moved our business related primarily to pharmaceutical and biotechnology client patient access programs, including patient assistance programs, from our PBM segment into our Other Business Operations segment. During 2014, our European operations were substantially shut down. During 2013, we sold our acute infusion therapies line of business and various portions of our UBC line of business. Our acute infusion therapies line of business was previously included in our PBM segment and the remaining businesses were previously included in our Other Business Operations segment. The results of operations for these businesses are reported as discontinued operations for all periods presented in the accompanying information.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the respective years ended December 31.

(in millions)	PBM(1)	Other Business Operations	Total
2015
Product revenues:
Network revenues(2)	$56,472.6	$—	$56,472.6
Home delivery and specialty revenues(3)	40,830.1	—	40,830.1
Other revenues(4)	—	2,453.7	2,453.7
Service revenues	1,657.6	337.8	1,995.4
Total revenues	98,960.3	2,791.5	101,751.8
Depreciation and amortization expense	2,328.7	30.4	2,359.1
Operating income	4,262.2	77.1	4,339.3
Interest income and other			24.8
Interest expense and other			(500.3)
Income before income taxes			3,863.8
Capital expenditures	269.1	26.8	295.9
2014
Product revenues:
Network revenues(2)	$58,468.6	$—	$58,468.6
Home delivery and specialty revenues(3)	38,633.0	—	38,633.0
Other revenues(4)	—	2,203.5	2,203.5
Service revenues	1,278.0	304.0	1,582.0
Total revenues	98,379.6	2,507.5	100,887.1
Depreciation and amortization expense	2,209.5	33.4	2,242.9
Operating income	3,546.4	56.0	3,602.4
Interest income and other			46.7
Interest expense and other			(582.9)
Income before income taxes			3,066.2
Capital expenditures	412.3	24.3	436.6
2013
Product revenues:
Network revenues(2)	$63,244.4	$—	$63,244.4
Home delivery and specialty revenues(3)	37,571.1	—	37,571.1
Other revenues(4)	—	2,052.0	2,052.0
Service revenues	966.2	265.1	1,231.3
Total revenues	101,781.7	2,317.1	104,098.8
Depreciation and amortization expense	2,419.1	27.9	2,447.0
Operating income	3,498.9	52.8	3,551.7
Interest income and other			74.7
Interest expense and other			(596.1)
Income before income taxes			3,030.3
Capital expenditures	411.2	11.8	423.0

(1)
PBM total revenues and operating income for the years ended December 31, 2015, 2014 and 2013 include $141.7 million, $129.4 million and $108.2 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2015, 2014 and 2013 due to the structure of the contract.

(2)	Includes retail pharmacy co-payments of $9,170.0 million, $10,272.7 million and $12,620.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(4)	Includes other revenues related to drugs distributed through patient assistance programs.

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of specialty pharmaceuticals and provide consulting services for pharmaceutical, biotechnology and device manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our UBC business.
Following is the summary of total assets by reportable segment:

	December 31,
(in millions)	2015	2014
PBM	$52,174.9	$52,841.0
Other Business Operations	1,068.4	907.3
Total assets(1)	$53,243.3	$53,748.3

(1)
Total assets as of December 31, 2014 have been adjusted to reflect $50.6 million of net financing costs related to our senior notes and term loans as a reduction in the carrying value of long-term debt in conjunction with the adoption of ASU 2015-03 during 2015, as described in Note 1 - Summary of significant accounting policies.

Following are the revenues from our clients representing 10% or greater of our consolidated revenues for each respective period:

	December 31,
	2015	2014	2013
Anthem	16.3%	14.0%	12.2%
Department of Defense	13.1%	11.9%	10.2%
Revenues earned by our continuing international businesses totaled $82.0 million, $87.3 million and $98.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. All other continuing operations revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $21.8 million and $56.0 million as of December 31, 2015 and 2014, respectively. All other long-lived assets are domiciled in the United States.

13. Quarterly financial data (unaudited)
Following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second(1)	Third	Fourth
Fiscal 2015
Revenues(2)	$24,899.6	$25,454.2	$25,222.6	$26,175.4
Cost of revenues(2)	23,065.6	23,323.0	23,049.1	23,912.2
Gross profit	1,834.0	2,131.2	2,173.5	2,263.2
Selling, general and administrative	1,007.4	998.5	1,007.3	1,049.4
Operating income	826.6	1,132.7	1,166.2	1,213.8
Net income	447.1	606.1	667.4	778.9
Less: Net income attributable to non-controlling interest	6.0	6.0	5.7	5.4
Net income attributable to Express Scripts	$441.1	$600.1	$661.7	$773.5
Basic earnings per share attributable to Express Scripts	$0.61	$0.89	$0.98	$1.14
Diluted earnings per share attributable to Express Scripts	$0.60	$0.88	$0.97	$1.13
Fiscal 2014
Revenues(2)	$23,685.0	$25,111.0	$25,778.5	$26,312.6
Cost of revenues(2)	21,934.6	23,103.3	23,705.5	24,218.6
Gross profit	1,750.4	2,007.7	2,073.0	2,094.0
Selling, general and administrative	1,041.2	1,041.7	1,088.6	1,151.2
Operating income	709.2	966.0	984.4	942.8
Net income	334.5	522.7	589.1	588.7
Less: Net income attributable to non-controlling interest	6.2	7.5	6.8	6.9
Net income attributable to Express Scripts	$328.3	$515.2	$582.3	$581.8
Basic earnings per share attributable to Express Scripts	$0.42	$0.68	$0.79	$0.80
Diluted earnings per share attributable to Express Scripts	$0.42	$0.67	$0.78	$0.79

(1)
PBM total revenues and operating income for the three months ended June 30, 2015 and 2014 include $141.7 million and $129.4 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2015 and 2014 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,634.3 million and $2,897.9 million for the three months ended March 31, 2015 and 2014, respectively, $2,322.4 million and $2,578.5 million for the three months ended June 30, 2015 and 2014, respectively, $2,161.5 million and $2,418.3 million for the three months ended September 30, 2015 and 2014, respectively, and $2,051.8 million and $2,378.0 million for the three months ended December 31, 2015 and 2014, respectively.

14. Condensed consolidating financial information
The senior notes issued by ESI, Medco and us are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
In 2014, our European operations were substantially shut down. In 2013, we sold our acute infusion therapies line of business and various portions of our UBC line of business. The operations of our European operations, our acute infusion therapies line of business and the various portions of our UBC line of business that were sold are included as discontinued operations of the non-guarantors as of and for the year ended December 31, 2013 (through their respective dates of sale, as applicable). The following presentation reflects the structure that exists as of the most recent balance sheet date. The condensed consolidating financial information is presented separately for:

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
In 2015, as part of an ongoing reorganization, certain subsidiaries have been merged within the structure defined above through non-cash transfers. Reorganizations that qualify as a transfer of ongoing business operations are reflected retrospectively in the condensed consolidating balance sheet, statement of operations and statement of cash flows. Reorganizations that qualify as a transfer of assets are reflected prospectively in the condensed consolidating balance sheet, statement of operations and statement of cash flows. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.
In conjunction with the reorganization, we revised our transfer pricing and intercompany agreements. These events were retroactive to January 1, 2015. The intercompany agreements resulted in SG&A being allocated among our subsidiaries and expense being allocated between ESI and Medco in the condensed consolidating statement of operations for the year ended December 31, 2015. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2015
Cash and cash equivalents	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3
Receivables, net	—	3,445.9	1,123.5	1,768.3	383.6	—	6,721.3
Other current assets	—	34.2	3.2	2,080.6	33.9	—	2,151.9
Total current assets	—	5,437.4	1,129.6	3,877.7	1,614.8	—	12,059.5
Property and equipment, net	—	768.1	3.7	500.3	19.2	—	1,291.3
Investments in subsidiaries	40,819.1	11,310.7	9,381.3	—	—	(61,511.1)	—
Intercompany	—	—	1,009.5	14,429.4	231.7	(15,670.6)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.0	—	29,277.3
Other intangible assets, net	—	893.7	8,265.2	1,298.8	12.0	—	10,469.7
Other assets	6.6	314.5	22.2	7.0	7.8	(212.6)	145.5
Total assets	$40,825.7	$21,846.8	$42,421.4	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3
Claims and rebates payable	$—	$5,543.7	$3,854.0	$—	$—	$—	$9,397.7
Accounts payable	—	970.0	94.8	2,297.2	89.8	—	3,451.8
Accrued expenses	9.6	1,126.2	543.9	194.3	785.4	—	2,659.4
Current maturities of long-term debt	147.7	1,498.7	—	—	—	—	1,646.4
Total current liabilities	157.3	9,138.6	4,492.7	2,491.5	875.2	—	17,155.3
Long-term debt	11,647.1	497.4	1,801.8	—	—	—	13,946.3
Intercompany	11,648.3	4,022.3	—	—	—	(15,670.6)	—
Deferred taxes	0.2	—	2,833.2	1,442.9	6.1	(212.6)	4,069.8
Other liabilities	—	374.7	288.4	15.9	12.4	—	691.4
Non-controlling interest	—	—	—	—	7.7	—	7.7
Express Scripts stockholders’ equity	17,372.8	7,813.8	33,005.3	19,687.9	1,004.1	(61,511.1)	17,372.8
Total liabilities and stockholders’ equity	$40,825.7	$21,846.8	$42,421.4	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2014
Cash and cash equivalents	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6
Receivables, net	—	3,118.5	592.4	1,726.5	542.4	—	5,979.8
Other current assets	—	361.5	228.7	2,150.0	38.9	(23.4)	2,755.7
Total current assets	—	4,436.0	821.6	3,890.2	1,443.7	(23.4)	10,568.1
Property and equipment, net	—	712.3	5.0	847.9	18.8	—	1,584.0
Investments in subsidiaries	38,191.4	10,507.4	9,895.1	—	—	(58,593.9)	—
Intercompany	—	—	412.5	13,865.0	282.4	(14,559.9)	—
Goodwill	—	3,107.5	22,609.9	3,539.9	23.6	—	29,280.9
Other intangible assets, net	—	966.7	9,606.0	1,613.7	14.5	—	12,200.9
Other assets	3.7	87.5	20.1	7.6	4.4	(8.9)	114.4
Total assets	$38,195.1	$19,817.4	$43,370.2	$23,764.3	$1,787.4	$(73,186.1)	$53,748.3
Claims and rebates payable	$—	$4,680.1	$3,808.1	$—	$—	$—	$8,488.2
Accounts payable	—	847.5	39.5	2,167.1	83.2	—	3,137.3
Accrued expenses	15.3	976.7	562.2	362.2	943.1	(23.4)	2,836.1
Current maturities of long-term debt	2,048.1	—	502.9	—	—	—	2,551.0
Total current liabilities	2,063.4	6,504.3	4,912.7	2,529.3	1,026.3	(23.4)	17,012.6
Long-term debt	7,130.4	1,991.8	1,844.2	—	—	—	10,966.4
Intercompany	8,947.1	5,612.8	—	—	—	(14,559.9)	—
Deferred taxes	—	—	3,389.9	1,538.1	4.1	(8.9)	4,923.2
Other liabilities	—	315.4	425.1	37.1	4.5	—	782.1
Non-controlling interest	—	—	—	—	9.8	—	9.8
Express Scripts stockholders’ equity	20,054.2	5,393.1	32,798.3	19,659.8	742.7	(58,593.9)	20,054.2
Total liabilities and stockholders’ equity	$38,195.1	$19,817.4	$43,370.2	$23,764.3	$1,787.4	$(73,186.1)	$53,748.3

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2015
Revenues	$—	$39,582.1	$30,137.6	$34,174.8	$2,040.8	$(4,183.5)	$101,751.8
Operating expenses	—	37,272.4	28,940.4	33,705.7	1,677.5	(4,183.5)	97,412.5
Operating income	—	2,309.7	1,197.2	469.1	363.3	—	4,339.3
Other (expense) income:
Interest (expense) income and other, net	(341.7)	(75.7)	(53.5)	3.8	(8.4)	—	(475.5)
Intercompany interest income (expense)	281.2	(140.6)	—	(140.6)	—	—	—
Other expense, net	(60.5)	(216.3)	(53.5)	(136.8)	(8.4)	—	(475.5)
Income (loss) before income taxes	(60.5)	2,093.4	1,143.7	332.3	354.9	—	3,863.8
Provision (benefit) for income taxes	(22.0)	767.1	427.4	148.0	43.8	—	1,364.3
Income (loss) before equity in earnings of subsidiaries	(38.5)	1,326.3	716.3	184.3	311.1	—	2,499.5
Equity in earnings (loss) of subsidiaries	2,514.9	1,094.4	(622.1)	—	—	(2,987.2)	—
Net income	$2,476.4	$2,420.7	$94.2	$184.3	$311.1	$(2,987.2)	$2,499.5
Less: Net income attributable to non-controlling interest	—	—	—	—	23.1	—	23.1
Net income attributable to Express Scripts	2,476.4	2,420.7	94.2	184.3	288.0	(2,987.2)	2,476.4
Other comprehensive loss	(16.1)	(16.1)	—	—	(16.1)	32.2	(16.1)
Comprehensive income attributable to Express Scripts	$2,460.3	$2,404.6	$94.2	$184.3	$271.9	$(2,955.0)	$2,460.3
For the year ended December 31, 2014
Revenues	$—	$37,977.0	$36,342.6	$29,528.5	$2,104.1	$(5,065.1)	$100,887.1
Operating expenses	—	36,171.9	36,051.3	28,343.1	1,783.5	(5,065.1)	97,284.7
Operating income	—	1,805.1	291.3	1,185.4	320.6	—	3,602.4
Other (expense) income:
Interest (expense) income and other, net	(429.2)	(64.9)	(39.9)	7.9	(10.1)	—	(536.2)
Intercompany interest income (expense)	429.2	(214.6)	—	(214.6)	—	—	—
Other expense, net	—	(279.5)	(39.9)	(206.7)	(10.1)	—	(536.2)
Income before income taxes	—	1,525.6	251.4	978.7	310.5	—	3,066.2
Provision (benefit) for income taxes	122.9	524.9	(17.1)	380.6	19.9	—	1,031.2
Income (loss) before equity in earnings of subsidiaries	(122.9)	1,000.7	268.5	598.1	290.6	—	2,035.0
Equity in earnings (loss) of subsidiaries	2,130.5	1,765.3	(904.0)	—	—	(2,991.8)	—
Net income (loss)	$2,007.6	$2,766.0	$(635.5)	$598.1	$290.6	$(2,991.8)	$2,035.0
Less: Net income attributable to non-controlling interest	—	—	—	—	27.4	—	27.4
Net income (loss) attributable to Express Scripts	2,007.6	2,766.0	(635.5)	598.1	263.2	(2,991.8)	2,007.6
Other comprehensive loss	(9.6)	(9.6)	—	—	(9.6)	19.2	(9.6)
Comprehensive income (loss) attributable to Express Scripts	$1,998.0	$2,756.4	$(635.5)	$598.1	$253.6	$(2,972.6)	$1,998.0

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2013
Revenues	$—	$30,015.9	$52,736.8	$23,160.0	$1,919.0	$(3,732.9)	$104,098.8
Operating expenses	—	28,475.3	52,498.3	21,867.4	1,439.0	(3,732.9)	100,547.1
Operating income	—	1,540.6	238.5	1,292.6	480.0	—	3,551.7
Other (expense) income, net	(343.9)	(148.8)	(23.5)	5.4	(10.6)	—	(521.4)
Income (loss) before income taxes	(343.9)	1,391.8	215.0	1,298.0	469.4	—	3,030.3
Provision (benefit) for income taxes	(124.8)	530.4	93.3	473.2	131.9	—	1,104.0
Income (loss) from continuing operations before equity in earnings of subsidiaries	(219.1)	861.4	121.7	824.8	337.5	—	1,926.3
Net loss from discontinued operations, net of tax	—	—	—	—	(53.6)	—	(53.6)
Equity in earnings of subsidiaries	2,063.7	807.7	272.9	—	—	(3,144.3)	—
Net income	$1,844.6	$1,669.1	$394.6	$824.8	$283.9	$(3,144.3)	$1,872.7
Less: Net income attributable to non-controlling interest	—	—	—	—	28.1	—	28.1
Net income attributable to Express Scripts	1,844.6	1,669.1	394.6	824.8	255.8	(3,144.3)	1,844.6
Other comprehensive loss	(7.2)	(7.2)	—	—	(7.2)	14.4	(7.2)
Comprehensive income attributable to Express Scripts	$1,837.4	$1,661.9	$394.6	$824.8	$248.6	$(3,129.9)	$1,837.4

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2015
Net cash flows provided by (used in) operating activities	$(12.0)	$2,581.4	$1,146.0	$847.4	$329.0	$(43.5)	$4,848.3
Cash flows from investing activities:
Purchases of property and equipment	—	(193.6)	—	(93.4)	(8.9)	—	(295.9)
Other, net	—	20.1	—	—	7.3	—	27.4
Net cash used in investing activities	—	(173.5)	—	(93.4)	(1.6)	—	(268.5)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	—	5,500.0
Treasury stock acquired	(5,500.0)	—	—	—	—	—	(5,500.0)
Repayment of long-term debt	(2,890.8)	—	(500.0)	—	—	—	(3,390.8)
Net proceeds from employee stock plans	183.1	—	—	—	—	—	183.1
Excess tax benefit relating to employee stock-based compensation	—	21.9	36.3	—	—	—	58.2
Other, net	(28.0)	—	—	(14.1)	(68.9)	43.5	(67.5)
Net intercompany transactions	2,747.7	(1,428.5)	(679.9)	(724.8)	85.5	—	—
Net cash (used in) provided by financing activities	12.0	(1,406.6)	(1,143.6)	(738.9)	16.6	43.5	(3,217.0)
Effect of foreign currency translation adjustment	—	—	—	—	(9.1)	—	(9.1)
Net increase in cash and cash equivalents	—	1,001.3	2.4	15.1	334.9	—	1,353.7
Cash and cash equivalents at beginning of year	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of year	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2014
Net cash flows provided by (used in) operating activities	$(123.2)	$734.0	$2,365.9	$1,182.2	$390.1	$—	$4,549.0
Cash flows from investing activities:
Purchases of property and equipment	—	(325.1)	—	(106.0)	(5.5)	—	(436.6)
Other, net	—	9.0	—	0.1	15.6	—	24.7
Net cash (used in) provided by investing activities	—	(316.1)	—	(105.9)	10.1	—	(411.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Treasury stock acquired	(4,493.0)	—	—	—	—	—	(4,493.0)
Repayment of long-term debt	(2,834.2)	(0.1)	—	—	—	—	(2,834.3)
Net proceeds from employee stock plans	510.5	—	—	—	—	—	510.5
Excess tax benefit relating to employee stock-based compensation	—	44.5	49.5	—	—	—	94.0
Other, net	(18.6)	—	—	(13.6)	(24.8)	—	(57.0)
Net intercompany transactions	4,468.4	(652.2)	(2,418.5)	(1,093.0)	(304.7)	—	—
Net cash (used in) provided by financing activities	123.2	(607.8)	(2,369.0)	(1,106.6)	(329.5)	—	(4,289.7)
Effect of foreign currency translation adjustment	—	—	—	—	(6.2)	—	(6.2)
Net (decrease) increase in cash and cash equivalents	—	(189.9)	(3.1)	(30.3)	64.5	—	(158.8)
Cash and cash equivalents at beginning of year	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of year	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2013
Net cash flows provided by (used in) operating activities	$(214.1)	$2,727.7	$765.9	$559.6	$929.1	$(10.7)	$4,757.5
Cash flows from investing activities:
Purchases of property and equipment	—	(398.3)	—	(16.5)	(8.2)	—	(423.0)
Proceeds from the sale of business	—	1.6	—	355.3	—	—	356.9
Other, net	—	14.0	—	—	(17.9)	—	(3.9)
Net cash (used in) provided by investing activities – continuing operations	—	(382.7)	—	338.8	(26.1)	—	(70.0)
Net cash used in investing activities – discontinued operations	—	—	—	—	(2.1)	—	(2.1)
Net cash (used in) provided by investing activities	—	(382.7)	—	338.8	(28.2)	—	(72.1)
Cash flows from financing activities:
Treasury stock acquired	(4,055.2)	—	—	—	—	—	(4,055.2)
Repayment of long-term debt	(631.6)	(1,000.0)	(300.0)	—	—	—	(1,931.6)
Net proceeds from employee stock plans	466.0	—	—	—	—	—	466.0
Excess tax benefit relating to employee stock-based compensation	—	26.6	16.1	—	—	—	42.7
Other, net	—	—	—	(13.0)	(3.7)	—	(16.7)
Net intercompany transactions	4,434.9	(2,572.3)	(478.4)	(968.3)	(415.9)	—	—
Net cash (used in) provided by financing activities—continuing operations	214.1	(3,545.7)	(762.3)	(981.3)	(419.6)	—	(5,494.8)
Net cash used in financing activities— discontinued operations	—	—	—	—	(10.7)	10.7	—
Net cash (used in) provided by financing activities	214.1	(3,545.7)	(762.3)	(981.3)	(430.3)	10.7	(5,494.8)
Effect of foreign currency translation adjustment	—	—	—	—	(5.7)	—	(5.7)
Less cash decrease attributable to discontinued operations	—	—	—	—	13.4	—	13.4
Net (decrease) increase in cash and cash equivalents	—	(1,200.7)	3.6	(82.9)	478.3	—	(801.7)
Cash and cash equivalents at beginning of year	—	2,346.6	—	126.9	319.6	—	2,793.1
Cash and cash equivalents at end of year	$—	$1,145.9	$3.6	$44.0	$797.9	$—	$1,991.4
15. Subsequent event
In January 2016, we settled the 2015 ASR Agreement and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. See Note 8 - Common stock for further discussion regarding the 2015 ASR Agreement.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were (1) designed to ensure material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II — Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2015 and 2014
Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.
Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2015, 2014 and 2013
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

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

EXPRESS SCRIPTS HOLDING COMPANY

February 16, 2016	By:	/s/ George Paz
George Paz
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Paz
George Paz	Chairman and Chief Executive Officer	February 16, 2016

/s/ Eric R. Slusser
Eric R. Slusser	Executive Vice President and Chief Financial Officer	February 16, 2016

/s/ Christopher A. McGinnis
Christopher A. McGinnis	Vice President, Chief Accounting Officer and Corporate Controller	February 16, 2016

/s/ Timothy C. Wentworth
Timothy C. Wentworth	Director and President	February 16, 2016

/s/ Gary G. Benanav
Gary G. Benanav	Director	February 16, 2016

/s/ Maura C. Breen
Maura C. Breen	Director	February 16, 2016

/s/ William J. DeLaney
William J. DeLaney	Director	February 16, 2016

/s/ Elder Granger
Elder Granger	Director	February 16, 2016

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 16, 2016

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 16, 2016

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 16, 2016

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 16, 2016

/s/ Roderick A. Palmore
Roderick A. Palmore	Director	February 16, 2016

/s/ William L. Roper
William L. Roper	Director	February 16, 2016

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 16, 2016

EXPRESS SCRIPTS HOLDING COMPANY
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2015, 2014 and 2013

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year ended 12/31/13	$132.5	$115.7	$—	$46.0	$202.2
Year ended 12/31/14	202.2	93.7	—	130.8	165.1
Year ended 12/31/15	165.1	26.1	—	103.9	87.3
Valuation Allowance for Deferred Tax Assets
Year ended 12/31/13	$35.4	$31.5	$—	$—	$66.9
Year ended 12/31/14	66.9	20.6	—	—	87.5
Year ended 12/31/15	87.5	4.9	—	—	92.4

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit No.	Title
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

4.2	Form of 7.125% Notes due 2018, incorporated by reference to Exhibit 4.3 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed March 18, 2008, File No. 001-31312.

4.3	Form of 4.125% Notes due 2020, incorporated by reference to Exhibit 4.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed September 10, 2010, File No. 001-31312.

4.4
First Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.5
Second Supplemental Indenture, dated as of May 29, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.6
Third Supplemental Indenture, dated as of October 21, 2013, among Medco Health Solutions, Inc., United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.7 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 20, 2014.

4.7
Fourth Supplemental Indenture, dated as of February 2, 2015, among Medco Health Solutions, Inc., Strategic Pharmaceutical Investments, LLC. and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.8 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 23, 2015.

4.8(2)	Fifth Supplemental Indenture, dated as of October 29, 2015, among Medco Health Solutions, Inc., L&C Investment, LLC. and U.S. Bank Trust National Association, as Trustee.

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

Exhibit No.	Title
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

4.18
Eleventh Supplemental Indenture, dated as of February 2, 2015, among Express Scripts, Inc., Strategic Pharmaceutical Investments, LLC, and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.18 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 23, 2015.

4.19(2)	Twelfth Supplemental Indenture, dated as of October 29, 2015, among Express Scripts, Inc., L&C Investment, LLC, and Union Bank, N.A., as Trustee.

4.20
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

4.31
Fourteenth Supplemental Indenture, dated as of February 2, 2015, among Express Scripts Holding Company, Strategic Pharmaceutical Investments, LLC and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.31 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 23, 2015.

4.32(2)	Fifteenth Supplemental Indenture, dated as of October 29, 2015, among Express Scripts Holding Company, L&C Investment, LLC and Wells Fargo Bank, National Association, as Trustee.

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

10.6(3)
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.7(3)
Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.8(3)
Form of Restricted Stock Unit Grant Notice used with respect to certain grants of restricted stock units by Express Scripts Holding Company prior to 2013 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.9(3)
Form of Performance Share Award Notice used with respect to certain grants of performance shares by Express Scripts Holding Company prior to 2013 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

10.10(3)
Form of Stock Option Grant Notice used with respect to certain grants of stock options by Express Scripts Holding Company prior to 2013 under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 2, 2012.

Exhibit No.	Title
10.11(3)
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

10.13(3)
Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.14(3)
Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012), incorporated by reference to Exhibit 10.4 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.15(3)
Form of terms and conditions for director stock option and restricted stock unit awards, incorporated by reference to Exhibit 10.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed February 8, 2005, File No. 001-31312.

10.16
Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.4 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.17(3)
Executive Employment Agreement dated as of January 13, 2014, between Express Scripts Holding Company and George Paz, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed January 14, 2014.

10.18(3)
First Amendment dated September 9, 2015 to the Executive Employment Agreement of George Paz, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company's Current Report on Form 8-K filed September 11, 2015.

10.19(3)
Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.20(3)
Form of Performance Share Award Notice used with respect to grants of performance shares by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.21(3)
Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.22
Form of Indemnification Agreement with members of Express Scripts Holding Company’s board of directors and each of its executive officers, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 5, 2014.

10.23(3)
Form of Executive Employment Agreement with certain executive officers (including Timothy Wentworth and Eric Slusser), incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 24, 2014.

10.24
Credit Agreement, dated April 28, 2015, among Express Scripts Holding Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 28, 2015.

10.25(4)
Confirmation-Accelerated Share Repurchase Transaction, dated April 29, 2015, between Express Scripts Holdings Company and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company's Current Report on Form 8-K filed May 5, 2015.

10.26(2)	First Amendment to the Capped Accelerated Share Repurchase Transaction, dated November 23, 2015, between Express Scripts Holding Company and Morgan Stanley & Co. LLC.

Exhibit No.	Title
10.27(3)
Transition and Release Agreement dated September 9, 2015 between Keith J. Ebling and Express Scripts Holding Company, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company's Current Report on Form 8-K filed September 11, 2015.

11	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1(2)	Statement regarding computation of ratio of earnings to fixed charges.

21.1(2)	Subsidiaries of Express Scripts Holding Company.

23.1(2)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1(2)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(2)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(2)	Certification by George Paz, as Chairman and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2(2)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.INS(2)	XBRL Taxonomy Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

4
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment order of the Securities and Exchange Commission.