Form 10-Q
period 2016-03-31
Express Scripts Holding Co.
filed 2016-04-25
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of March 31, 2016:	632,536,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,771.1	$3,186.3
Receivables, net	6,758.4	6,721.3
Inventories	1,733.4	2,023.1
Prepaid expenses and other current assets	136.9	128.8
Total current assets	10,399.8	12,059.5
Property and equipment, net	1,259.7	1,291.3
Goodwill	29,278.6	29,277.3
Other intangible assets, net	10,026.5	10,469.7
Other assets	143.0	145.5
Total assets	$51,107.6	$53,243.3

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,956.4	$9,397.7
Accounts payable	3,681.8	3,451.8
Accrued expenses	2,390.1	2,659.4
Current maturities of long-term debt	2,208.6	1,646.4
Total current liabilities	17,236.9	17,155.3
Long-term debt	14,382.7	13,946.3
Deferred taxes	3,957.0	4,069.8
Other liabilities	681.8	691.4
Total liabilities	36,258.4	35,862.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 855.8 and 854.5, respectively; shares outstanding: 632.5 and 676.9, respectively	8.6	8.5
Additional paid-in capital	22,514.7	22,204.7
Accumulated other comprehensive loss	(7.7)	(14.0)
Retained earnings	8,922.9	8,396.8
	31,438.5	30,596.0
Common stock in treasury at cost, 223.3 and 177.6 shares, respectively	(16,597.4)	(13,223.2)
Total Express Scripts stockholders’ equity	14,841.1	17,372.8
Non-controlling interest	8.1	7.7
Total stockholders’ equity	14,849.2	17,380.5
Total liabilities and stockholders’ equity	$51,107.6	$53,243.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Revenues(1)	$24,791.8	$24,899.6
Cost of revenues(1)	22,944.8	23,065.6
Gross profit	1,847.0	1,834.0
Selling, general and administrative	906.2	1,007.4
Operating income	940.8	826.6
Other (expense) income:
Interest income and other	8.8	5.3
Interest expense and other	(138.6)	(116.4)
	(129.8)	(111.1)
Income before income taxes	811.0	715.5
Provision for income taxes	278.8	268.4
Net income	532.2	447.1
Less: Net income attributable to non-controlling interest	6.1	6.0
Net income attributable to Express Scripts	$526.1	$441.1

Weighted-average number of common shares outstanding during the period:
Basic	645.0	728.4
Diluted	649.7	735.4
Earnings per share:
Basic	$0.82	$0.61
Diluted	$0.81	$0.60

1	Includes retail pharmacy co-payments of $2,541.0 million and $2,634.3 million for the three months ended March 31, 2016 and 2015, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$532.2	$447.1
Other comprehensive income (loss):
Foreign currency translation adjustment	6.3	(8.0)
Comprehensive income	538.5	439.1
Less: Comprehensive income attributable to non-controlling interest	6.1	6.0
Comprehensive income attributable to Express Scripts	$532.4	$433.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2015	854.5	$8.5	$22,204.7	$(14.0)	$8,396.8	$(13,223.2)	$7.7	$17,380.5
Net income	—	—	—	—	526.1	—	6.1	532.2
Other comprehensive income	—	—	—	6.3	—	—	—	6.3
Treasury stock acquired	—	—	265.0	—	—	(3,374.2)	—	(3,109.2)
Changes in stockholders’ equity related to employee stock plans	1.3	0.1	45.0	—	—	—	—	45.1
Distributions to non-controlling interest	—	—	—	—	—	—	(5.7)	(5.7)
Balance at March 31, 2016	855.8	$8.6	$22,514.7	$(7.7)	$8,922.9	$(16,597.4)	$8.1	$14,849.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$532.2	$447.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525.3	556.7
Deferred income taxes	(112.8)	(114.2)
Employee stock-based compensation expense	27.9	26.9
Other, net	(3.7)	(32.2)
Changes in operating assets and liabilities:
Accounts receivable	(45.4)	129.8
Inventories	289.7	227.2
Other current and noncurrent assets	(8.1)	123.8
Claims and rebates payable	(441.4)	(559.9)
Accounts payable	229.0	(72.3)
Accrued expenses	(232.2)	(467.2)
Other current and noncurrent liabilities	(9.3)	15.7
Net cash flows provided by operating activities	751.2	281.4
Cash flows from investing activities:
Purchases of property and equipment	(82.6)	(48.3)
Other, net	2.8	(19.7)
Net cash used in investing activities	(79.8)	(68.0)
Cash flows from financing activities:
Treasury stock acquired	(3,109.2)	—
Proceeds from long-term debt, net of discounts	1,991.0	—
Repayment of long-term debt	(972.2)	(1,210.5)
Net proceeds from employee stock plans	11.1	48.8
Excess tax benefit relating to employee stock-based compensation	8.2	33.8
Other, net	(19.3)	(8.6)
Net cash used in financing activities	(2,090.4)	(1,136.5)
Effect of foreign currency translation adjustment	3.8	(3.7)
Net decrease in cash and cash equivalents	(1,415.2)	(926.8)
Cash and cash equivalents at beginning of period	3,186.3	1,832.6
Cash and cash equivalents at end of period	$1,771.1	$905.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of significant accounting policies
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in our 2015 Annual Financial Statements for the year ended December 31, 2015, included in Item 8 - Consolidated Financial Statements and Supplementary Data for the year ended December 31, 2015, included on Form 10-K filed with the SEC on February 16, 2016. For a description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included therein.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of March 31, 2016, the consolidated balance sheet as of December 31, 2015, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three months ended March 31, 2016 and 2015, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2016, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2016 and 2015. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
New accounting guidance. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. These amendments are expected to impact net income, earnings per share (“EPS”) and the consolidated statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. This ASU is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $557.1 million and $1,795.5 million and trading securities (included in other assets and consisting primarily of mutual funds) of $26.8 million as of March 31, 2016 and December 31, 2015, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

The fair values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable and accounts payable approximate carrying values due to the short-term maturities of these instruments. The fair values, which approximate the carrying values, of our 2015 two-year term loan and 2015 five-year term loan (Level 2) (as defined in Note 5 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes are $12,281.9 million and $11,078.0 million as of March 31, 2016 and December 31, 2015, respectively. See Note 5 - Financing for further discussion of the carrying values of our debt.
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

	March 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,288.1	$(106.9)	$29,181.2	$29,286.7	$(106.8)	$29,179.9
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,385.5	$(106.9)	$29,278.6	$29,384.1	$(106.8)	$29,277.3
Other intangible assets
PBM
Customer contracts	$17,570.7	$(7,722.9)	$9,847.8	$17,570.3	$(7,290.0)	$10,280.3
Trade names	226.6	(89.2)	137.4	226.6	(83.6)	143.0
Miscellaneous	8.7	(6.9)	1.8	8.7	(6.5)	2.2
	17,806.0	(7,819.0)	9,987.0	17,805.6	(7,380.1)	10,425.5
Other Business Operations
Customer relationships	120.2	(102.0)	18.2	120.1	(98.1)	22.0
Trade names	35.7	(14.4)	21.3	35.7	(13.5)	22.2
	155.9	(116.4)	39.5	155.8	(111.6)	44.2
Total other intangible assets	$17,961.9	$(7,935.4)	$10,026.5	$17,961.4	$(7,491.7)	$10,469.7
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2015	$29,179.9	$97.4	$29,277.3
Foreign currency translation	1.3	—	1.3
Balance at March 31, 2016	$29,181.2	$97.4	$29,278.6
The aggregate amount of amortization expense of other intangible assets was $443.3 million and $432.7 million for the three months ended March 31, 2016 and 2015, respectively. Included in total amortization expense is $34.3 million and $23.8 million related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem which is included as an offset to revenues for the three months ended March 31, 2016 and 2015, respectively. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of recent events regarding our discussions with Anthem, culminating in the filing of the lawsuit on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e. using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increases intangible asset amortization by $10.5 million for the first quarter of 2016 and quarterly intangible asset amortization by approximately $32.0 million beginning in the second quarter of 2016. The weighted-average amortization period of intangible assets subject to amortization is 15 years, and by major intangible asset class is 4 to 20 years for customer-related intangible assets, 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life) and 5 years for other intangible assets.
Following is a summary of the annual expected aggregate amortization of other intangible assets (in millions):

Year Ended December 31,	Future Amortization
2016	$1,833.0
2017	1,446.0
2018	1,436.0
2019	1,411.0
2020	762.0
Note 4 - Earnings per share
Basic EPS is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations:

	Three Months Ended March 31,
(in millions)	2016	2015
Weighted-average number of common shares outstanding during the period—basic	645.0	728.4
Dilutive common stock equivalents:(1)(2)
Outstanding stock options, restricted stock units and executive deferred compensation units	4.7	7.0
Weighted-average number of common shares outstanding during the period—diluted	649.7	735.4

(1)
If the 2016 ASR Agreement (as defined in Note 6 - Common stock) had been settled as of March 31, 2016, based on the volume-weighted average price per share since the effective date of the 2016 ASR Agreement, the counterparty would have been required to deliver approximately 8.5 million additional shares to us. However, we cannot predict the final number of shares to be received under the 2016 ASR Agreement until the completion of the program, which is expected to occur during the third quarter of 2016. For the three months ended March 31, 2016, the 8.5 million shares are not included in the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive. See Note 6 - Common stock for further description.

(2)	Excludes equity awards of 6.1 million and 1.1 million for the three months ended March 31, 2016 and 2015, respectively. These were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, issued by us, ESI and Medco Health Solutions, Inc. (“Medco”), net of unamortized discounts, premiums and financing costs, consists of:

			March 31, 2016	December 31, 2015
Long-term Debt(1)(2)	Issuer	Basis Points(3)	Carrying Amount (in millions)
March 2008 Senior Notes
$1,200.0 million, 7.125% senior notes due 2018	Medco	50	$1,286.3	$1,296.9

June 2009 Senior Notes
$500.0 million, 7.250% senior notes due 2019	ESI	50	497.6	497.4

September 2010 Senior Notes
$500.0 million, 4.125% senior notes due 2020	Medco	25	504.7	504.9

May 2011 Senior Notes
$1,500.0 million, 3.125% senior notes due 2016	ESI	20	565.3	1,498.7

November 2011 Senior Notes
$1,250.0 million, 4.750% senior notes due 2021	Express Scripts	45	1,238.0	1,237.5
$700.0 million, 6.125% senior notes due 2041	Express Scripts	50	692.6	692.5
			1,930.6	1,930.0
February 2012 Senior Notes
$1,500.0 million, 2.650% senior notes due 2017	Express Scripts	35	1,495.7	1,494.4
$1,000.0 million, 3.900% senior notes due 2022	Express Scripts	40	982.0	981.3
			2,477.7	2,475.7
June 2014 Senior Notes
$1,000.0 million, 2.250% senior notes due 2019	Express Scripts	15	993.6	993.1
$1,000.0 million, 3.500% senior notes due 2024	Express Scripts	20	987.2	986.8
$500.0 million, 1.250% senior notes due 2017	Express Scripts	10	498.8	498.6
			2,479.6	2,478.5
February 2016 Senior Notes
$1,500.0 million, 4.500% senior notes due 2026	Express Scripts	45	1,479.9	—
$500.0 million, 3.300% senior notes due 2021	Express Scripts	35	495.2	—
			1,975.1	—
Term loans
2015 five-year term loan(4)	Express Scripts	N/A	2,878.1	2,915.1
2015 two-year term loan(4)	Express Scripts	N/A	1,996.3	1,995.5
Total debt			16,591.3	15,592.7
Less: Current maturities of long-term debt			2,208.6	1,646.4
Total long-term debt			$14,382.7	$13,946.3

(1)	All senior notes require interest to be paid semi-annually, commencing with the month of issuance.

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

(4)
The 2015 five-year term loan and 2015 two-year term loan, of which $4,887.5 million of aggregate principal was outstanding as of March 31, 2016, had average interest rates of 1.68% and 1.48%, respectively, as of March 31, 2016 and 1.45% and 1.33%, respectively, as of December 31, 2015.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At March 31, 2016, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At March 31, 2016, $150.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
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
In August 2015, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2015 credit facility”). In December 2014, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facility”). In October 2015, an amendment was executed to extend the 2014 credit facility’s termination date to April 2016 and to decrease the 2014 credit facility to $130.0 million. At March 31, 2016, no amounts were drawn under the 2015 credit facility or the 2014 credit facility.
Senior notes. In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of our 3.125% senior notes due 2016 (which were fully redeemed by April 2016), to enter into an accelerated share repurchase program and for other general corporate purposes.
In March 2016, we completed the tender offer for $934.7 million of our $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016 using the proceeds of the February 2016 Senior Notes, and wrote off the associated amount of discounts and financing costs. In April 2016, we completed the redemption of the remaining $565.3 million aggregate principal. These notes were redeemed at a redemption price equal to the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments related to these notes was $1,506.7 million, which included $6.7 million of repayment costs.
Financing costs of approximately $16.0 million for the issuance of the February 2016 Senior Notes are being amortized over a weighted-average period of 8.8 years.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At March 31, 2016, we were in compliance with all covenants associated with our debt instruments.

Schedule of maturities. Following is a schedule of maturities, excluding unamortized discounts, premiums and financing costs, for our long-term debt as of March 31, 2016 (in millions):

Year Ended December 31,	Maturities of Long-term Debt
2016(1)(2)	$677.8
2017	4,225.0
2018	1,575.0
2019	2,700.0
2020	1,475.0
Thereafter	5,950.0
Total	$16,602.8

(1)	Represents payments for the nine months ended December 31, 2016.

(2)	Includes $565.3 million of aggregate principal related to the 3.125% senior notes due 2016 repaid in April 2016.
Note 6 - Common stock
Accelerated share repurchases. In January 2016, we settled the $5,500.0 million accelerated share repurchase agreement executed in April 2015 (the “2015 ASR Agreement”) and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. The $825.0 million that had previously been recorded in additional paid-in capital in respect of the 2015 ASR Agreement was reclassified to treasury stock upon settlement of the 2015 ASR Agreement.
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an initial payment (the “prepayment amount”) of $2,800.0 million. Under the terms of the 2016 ASR Agreement, upon payment of the prepayment amount, we received an initial delivery of 32.1 million shares of our common stock at a price of $69.69 per share, which represented, based on the closing share price of our common stock on Nasdaq on February 25, 2016, approximately 80% of the prepayment amount. The final purchase price per share (the “forward price”) and the final number of shares received will be determined using the arithmetic mean of the daily volume-weighted average price per share of our common stock (the “VWAP”) over the term of the 2016 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the 2016 ASR Agreement (including a cap on the forward price). Final settlement of the 2016 ASR Agreement is expected to occur during the third quarter of 2016.
Upon settlement of the 2016 ASR Agreement, we may receive additional shares or we may be required to either pay additional cash or deliver shares of our common stock (at our option), based on the forward price. Under the terms of the 2016 ASR Agreement, the maximum number of shares that could be delivered by us is 80.4 million. If the 2016 ASR Agreement had been settled as of March 31, 2016, based on the VWAP since the effective date of the 2016 ASR Agreement, the counterparty would have been required to deliver approximately 8.5 million additional shares to us. However, we cannot predict the final number of shares to be received under the 2016 ASR Agreement, if any, until the completion of the program. These shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because the effect is anti-dilutive.
The 2016 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million in the unaudited consolidated balance sheet. The $560.0 million recorded in additional paid-in capital will be reclassified to treasury stock upon settlement of the 2016 ASR Agreement. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2016 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2016 ASR Agreement.
Treasury share repurchases. Including the shares initially delivered under the 2016 ASR Agreement and upon the settlement of the 2015 ASR Agreement, we repurchased 45.7 million shares under our share repurchase program for $3,374.2 million during the three months ended March 31, 2016. There were no repurchases during the three months ended March 31, 2015. As of March 31, 2016, there were 42.9 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Note 7 - Stock-based compensation plans
Under our stock-based compensation plans described below, we have issued stock options, restricted stock units and performance shares. All awards are settled by issuance of new shares.
Awards granted under the incentive stock plans are subject to accelerated vesting under certain specified circumstances, including upon a change in control and termination, and are also subject to forfeiture without consideration upon termination of employment under certain circumstances. The maximum term of stock options is generally 10 years.
We recognized stock-based compensation expense of $27.9 million and $26.9 million in the three months ended March 31, 2016 and 2015, respectively. Unamortized stock-based compensation as of March 31, 2016 was $65.0 million for stock options and $79.8 million for restricted stock units and performance shares.
Stock options. During the three months ended March 31, 2016, we granted 3.9 million stock options with a weighted-average fair market value of $13.68 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
	2016	2015
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.0%-1.4%	1.0%-1.7%
Expected volatility of stock	20%-25%	21%-26%
Expected dividend yield	None	None
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
Restricted stock units and performance shares. During the three months ended March 31, 2016, we granted 0.9 million restricted stock units and performance shares with a weighted-average fair market value of $69.57 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the three months ended March 31, 2016, 0.1 million common shares were issued in settlement of performance shares granted in March 2013.
Note 8 - Commitments and contingencies
We are subject to various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable.
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
The assessment of whether a loss is probable and reasonably estimable involves a series of complex judgments about future events. We are often unable to estimate a range of loss due to significant uncertainties, particularly where (i) the damages sought are unspecified or indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large number of parties; (iv) class action status may be sought and certified; (v) it is questionable whether asserted claims or allegations will survive dispositive motion practice; (vi) the impact of discovery on the legal process is unknown; (vii) the settlement posture of the parties has not been determined and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss.
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
Subsequent to the acquisition of Medco, we have experienced an increase in the number of inquiries, subpoenas and qui tam lawsuits and in the volume of information requested related thereto. Certain data requests have included several years of information from legacy acquired systems that in some cases may not be readily available. The process of locating the data requested is time consuming and labor intensive, but is required to be responsive and cooperative with the various inquiries.
We cannot predict the timing or outcome of the matters described below:

•
Anthem, Inc. v. Express Scripts, Inc. On March 21, 2016, Anthem filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues. On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem.

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

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint, received on June 23, 2015, alleges Accredo violated the federal False Claims Act. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company filed a reply on November 12, 2015. On January 20, 2016, the Court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice. Lager appealed the Court’s ruling and filed his opening Appellant’s Brief on April 18, 2016.

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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three months ended March 31, 2016 and 2015.

(in millions)	PBM	Other Business Operations	Total
For the three months ended March 31, 2016
Product revenues:
Network revenues(1)	$13,000.6	$—	$13,000.6
Home delivery and specialty revenues(2)	10,611.2	—	10,611.2
Other revenues(3)	—	748.0	748.0
Service revenues	342.2	89.8	432.0
Total revenues	23,954.0	837.8	24,791.8
Depreciation and amortization expense	517.1	8.2	525.3
Operating income	922.7	18.1	940.8
Interest income and other			8.8
Interest expense and other			(138.6)
Income before income taxes			811.0
Capital expenditures	79.0	3.6	82.6
For the three months ended March 31, 2015
Product revenues:
Network revenues(1)	$14,242.0	$—	$14,242.0
Home delivery and specialty revenues(2)	9,626.2	—	9,626.2
Other revenues(3)	—	570.6	570.6
Service revenues	382.2	78.6	460.8
Total revenues	24,250.4	649.2	24,899.6
Depreciation and amortization expense	549.3	7.4	556.7
Operating income	807.3	19.3	826.6
Interest income and other			5.3
Interest expense and other			(116.4)
Income before income taxes			715.5
Capital expenditures	41.4	6.9	48.3

(1)	Includes retail pharmacy co-payments of $2,541.0 million and $2,634.3 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)	Includes other revenues related to drugs distributed through patient assistance programs.
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of specialty pharmaceuticals and consulting services for pharmaceutical, biotechnology and device manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research associated with our United BioSource business.

Following is the summary of total assets by reportable segment:

(in millions)	March 31, 2016	December 31, 2015
PBM	$49,894.5	$52,174.9
Other Business Operations	1,213.1	1,068.4
Total assets	$51,107.6	$53,243.3
On an individual basis, two clients represent 10% or greater of our consolidated revenues for the three months ended March 31, 2016 and in the aggregate represent 29.9% of consolidated revenues for the three months ended March 31, 2016.
Revenues earned by our international businesses totaled $20.6 million for each of the three months ended March 31, 2016 and 2015. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $22.6 million and $21.8 million as of March 31, 2016 and December 31, 2015, respectively. All other long-lived assets are domiciled in the United States.
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
In 2015 and 2016, as part of an ongoing reorganization, certain subsidiaries have been merged within the structure defined above through non-cash transfers. Reorganizations that qualify as a transfer of ongoing business operations are reflected retrospectively in the condensed consolidating balance sheet, statement of operations and statement of cash flows. Reorganizations that qualify as a transfer of assets are reflected prospectively in the condensed consolidating balance sheet, statement of operations and statement of cash flows. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2016
Cash and cash equivalents	$—	$1,125.4	$2.4	$25.6	$617.7	$—	$1,771.1
Receivables, net	—	3,344.7	986.1	2,019.3	408.3	—	6,758.4
Other current assets	—	12.0	2.2	1,806.3	49.8	—	1,870.3
Total current assets	—	4,482.1	990.7	3,851.2	1,075.8	—	10,399.8
Property and equipment, net	—	754.1	3.6	482.1	19.9	—	1,259.7
Investments in subsidiaries	41,366.7	11,386.6	9,472.7	—	—	(62,226.0)	—
Intercompany	—	—	1,093.1	14,950.2	463.1	(16,506.4)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	21.3	—	29,278.6
Other intangible assets, net	—	856.6	7,930.1	1,228.2	11.6	—	10,026.5
Other assets	6.2	301.8	22.2	8.5	4.5	(200.2)	143.0
Total assets	$41,372.9	$20,903.6	$42,122.3	$24,045.2	$1,596.2	$(78,932.6)	$51,107.6
Claims and rebates payable	$—	$5,440.6	$3,515.8	$—	$—	$—	$8,956.4
Accounts payable	—	929.5	93.6	2,571.0	87.7	—	3,681.8
Accrued expenses	42.6	1,210.5	500.9	219.2	416.9	—	2,390.1
Current maturities of long-term debt	1,643.3	565.3	—	—	—	—	2,208.6
Total current liabilities	1,685.9	8,145.9	4,110.3	2,790.2	504.6	—	17,236.9
Long-term debt	12,094.1	497.6	1,791.0	—	—	—	14,382.7
Intercompany	12,751.6	3,754.8	—	—	—	(16,506.4)	—
Deferred taxes	0.2	—	2,708.8	1,448.0	0.2	(200.2)	3,957.0
Other liabilities	—	354.1	296.7	12.0	19.0	—	681.8
Non-controlling interest	—	—	—	—	8.1	—	8.1
Express Scripts stockholders’ equity	14,841.1	8,151.2	33,215.5	19,795.0	1,064.3	(62,226.0)	14,841.1
Total liabilities and stockholders’ equity	$41,372.9	$20,903.6	$42,122.3	$24,045.2	$1,596.2	$(78,932.6)	$51,107.6

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2015
Cash and cash equivalents	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3
Receivables, net	—	3,445.9	1,123.5	1,768.3	383.6	—	6,721.3
Other current assets	—	34.2	3.2	2,080.6	33.9	—	2,151.9
Total current assets	—	5,437.4	1,129.6	3,877.7	1,614.8	—	12,059.5
Property and equipment, net	—	768.1	3.7	500.3	19.2	—	1,291.3
Investments in subsidiaries	40,819.1	11,191.6	9,500.4	—	—	(61,511.1)	—
Intercompany	—	—	1,009.5	14,429.4	231.7	(15,670.6)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.0	—	29,277.3
Other intangible assets, net	—	893.7	8,265.2	1,298.8	12.0	—	10,469.7
Other assets	6.6	314.5	22.2	7.0	7.8	(212.6)	145.5
Total assets	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3
Claims and rebates payable	$—	$5,543.7	$3,854.0	$—	$—	$—	$9,397.7
Accounts payable	—	970.0	94.8	2,297.2	89.8	—	3,451.8
Accrued expenses	9.6	1,126.2	543.9	194.3	785.4	—	2,659.4
Current maturities of long-term debt	147.7	1,498.7	—	—	—	—	1,646.4
Total current liabilities	157.3	9,138.6	4,492.7	2,491.5	875.2	—	17,155.3
Long-term debt	11,647.1	497.4	1,801.8	—	—	—	13,946.3
Intercompany	11,648.3	4,022.3	—	—	—	(15,670.6)	—
Deferred taxes	0.2	—	2,833.2	1,442.9	6.1	(212.6)	4,069.8
Other liabilities	—	374.7	288.4	15.9	12.4	—	691.4
Non-controlling interest	—	—	—	—	7.7	—	7.7
Express Scripts stockholders’ equity	17,372.8	7,694.7	33,124.4	19,687.9	1,004.1	(61,511.1)	17,372.8
Total liabilities and stockholders’ equity	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2016
Revenues	$—	$9,483.9	$6,318.3	$9,341.5	$625.7	$(977.6)	$24,791.8
Operating expenses	—	9,024.4	6,096.2	9,127.4	580.6	(977.6)	23,851.0
Operating income	—	459.5	222.1	214.1	45.1	—	940.8
Other (expense) income:
Interest (expense) income and other, net	(98.5)	(22.4)	(11.6)	2.2	0.5	—	(129.8)
Intercompany interest income (expense)	64.8	(32.4)	—	(32.4)	—	—	—
Other (expense) income, net	(33.7)	(54.8)	(11.6)	(30.2)	0.5	—	(129.8)
Income (loss) before income taxes	(33.7)	404.7	210.5	183.9	45.6	—	811.0
Provision (benefit) for income taxes	(12.2)	128.2	91.7	76.8	(5.7)	—	278.8
Income (loss) before equity in earnings of subsidiaries	(21.5)	276.5	118.8	107.1	51.3	—	532.2
Equity in earnings (loss) of subsidiaries	547.6	180.0	(27.7)	—	—	(699.9)	—
Net income	526.1	456.5	91.1	107.1	51.3	(699.9)	532.2
Less: Net income attributable to non-controlling interest	—	—	—	—	6.1	—	6.1
Net income attributable to Express Scripts	526.1	456.5	91.1	107.1	45.2	(699.9)	526.1
Other comprehensive income	6.3	6.3	—	—	6.3	(12.6)	6.3
Comprehensive income attributable to Express Scripts	$532.4	$462.8	$91.1	$107.1	$51.5	$(712.5)	$532.4

For the three months ended March 31, 2015
Revenues	$—	$9,678.0	$7,801.1	$7,845.6	$606.8	$(1,031.9)	$24,899.6
Operating expenses	—	9,395.5	7,477.1	7,687.8	544.5	(1,031.9)	24,073.0
Operating income	—	282.5	324.0	157.8	62.3	—	826.6
Other (expense) income:
Interest (expense) income and other, net	(76.0)	(19.2)	(14.5)	0.6	(2.0)	—	(111.1)
Intercompany interest income (expense)	76.0	(38.0)	—	(38.0)	—	—	—
Other expense, net	—	(57.2)	(14.5)	(37.4)	(2.0)	—	(111.1)
Income before income taxes	—	225.3	309.5	120.4	60.3	—	715.5
Provision for income taxes	—	81.9	120.8	63.9	1.8	—	268.4
Income before equity in earnings of subsidiaries	—	143.4	188.7	56.5	58.5	—	447.1
Equity in earnings (loss) of subsidiaries	441.1	231.0	(122.0)	—	—	(550.1)	—
Net income	441.1	374.4	66.7	56.5	58.5	(550.1)	447.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.0	—	6.0
Net income attributable to Express Scripts	441.1	374.4	66.7	56.5	52.5	(550.1)	441.1
Other comprehensive loss	(8.0)	(8.0)	—	—	(8.0)	16.0	(8.0)
Comprehensive income attributable to Express Scripts	$433.1	$366.4	$66.7	$56.5	$44.5	$(534.1)	$433.1

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2016
Net cash flows provided by (used in) operating activities	$14.0	$473.8	$83.2	$529.7	$(349.5)	$—	$751.2
Cash flows from investing activities:
Purchases of property and equipment	—	(60.6)	—	(20.8)	(1.2)	—	(82.6)
Other, net	—	2.3	—	—	0.5	—	2.8
Net cash used in investing activities	—	(58.3)	—	(20.8)	(0.7)	—	(79.8)
Cash flows from financing activities:
Treasury stock acquired	(3,109.2)	—	—	—	—	—	(3,109.2)
Proceeds from long-term debt, net of discounts	1,991.0	—	—	—	—	—	1,991.0
Repayment of long-term debt	(37.5)	(934.7)	—	—	—	—	(972.2)
Net proceeds from employee stock plans	11.1	—	—	—	—	—	11.1
Excess tax benefit relating to employee stock-based compensation	—	6.1	2.1	—	—	—	8.2
Other, net	(13.0)	(15.0)	—	(3.2)	11.9	—	(19.3)
Net intercompany transactions	1,143.6	(303.8)	(85.8)	(508.9)	(245.1)	—	—
Net cash used in financing activities	(14.0)	(1,247.4)	(83.7)	(512.1)	(233.2)	—	(2,090.4)
Effect of foreign currency translation adjustment	—	—	—	—	3.8	—	3.8
Net decrease in cash and cash equivalents	—	(831.9)	(0.5)	(3.2)	(579.6)	—	(1,415.2)
Cash and cash equivalents at beginning of period	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of period	$—	$1,125.4	$2.4	$25.6	$617.7	$—	$1,771.1

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2015
Net cash flows provided by (used in) operating activities	$19.9	$144.5	$49.9	$394.5	$(277.4)	$(50.0)	$281.4
Cash flows from investing activities:
Purchases of property and equipment	—	(36.0)	—	(11.1)	(1.2)	—	(48.3)
Other, net	—	—	—	—	(19.7)	—	(19.7)
Net cash used in investing activities	—	(36.0)	—	(11.1)	(20.9)	—	(68.0)
Cash flows from financing activities:
Repayment of long-term debt	(1,210.5)	—	—	—	—	—	(1,210.5)
Net proceeds from employee stock plans	48.8	—	—	—	—	—	48.8
Excess tax benefit relating to employee stock-based compensation	—	12.2	21.6	—	—	—	33.8
Other, net	—	—	—	(5.2)	(53.4)	50.0	(8.6)
Net intercompany transactions	1,141.8	(747.5)	(71.4)	(354.2)	31.3	—	—
Net used in financing activities	(19.9)	(735.3)	(49.8)	(359.4)	(22.1)	50.0	(1,136.5)
Effect of foreign currency translation adjustment	—	—	—	—	(3.7)	—	(3.7)
Net (decrease) increase in cash and cash equivalents	—	(626.8)	0.1	24.0	(324.1)	—	(926.8)
Cash and cash equivalents at beginning of period	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of period	$—	$329.2	$0.6	$37.7	$538.3	$—	$905.8
Note 11 - Subsequent event
In April 2016, we redeemed the remaining $565.3 million of our $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016. See Note 5 - Financing for further discussion regarding the redemption.

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
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 16, 2016.
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

OVERVIEW
As the largest stand-alone pharmacy benefit management (“PBM”) company in the United States, we provide a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, hospitals and others. We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions to improve health outcomes, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information.
Through our Other Business Operations segment, we provide distribution services of specialty pharmaceuticals and medical supplies to providers, clients and hospitals and provide consulting services for pharmaceutical, biotechnology and device manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines.
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.3% and 98.1% of revenues for the three months ended March 31, 2016 and 2015, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Over the years, our claims volume has been impacted by certain in-group attrition and client losses. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (85.2% for the three months ended March 31, 2016 as compared to 84.3% for the three months ended March 31, 2015, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect the ongoing positive trends in our business will continue to offset negative factors.
Revenues related to a large client were realized in the second quarters of each of 2015, 2014 and 2013 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our contractual revenue streams.
On March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with Anthem (see Part II - Item 1 - Legal Proceedings). We are confident in the strength of our legal position and believe that we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, some of which could result in a material adverse effect on our business and results of operations. In addition, when we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of recent events regarding our discussions with Anthem, culminating in the filing of the lawsuit on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e. using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increases the quarterly intangible asset amortization by approximately $32.0 million and has no impact on EBITDA.

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
PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2016	2015
Product revenues:
Network revenues(1)	$13,000.6	$14,242.0
Home delivery and specialty revenues(2)	10,611.2	9,626.2
Service revenues	342.2	382.2
Total PBM revenues	23,954.0	24,250.4
Cost of PBM revenues(1)	22,157.3	22,465.9
PBM gross profit	1,796.7	1,784.5
PBM SG&A	874.0	977.2
PBM operating income	$922.7	$807.3
Claims:
Network	226.1	219.1
Home delivery and specialty(2)	30.2	30.0
Total PBM claims	256.3	249.1
Adjusted network(3)	234.7	219.1
Adjusted home delivery and specialty(2)(3)	88.7	88.3
Total adjusted PBM claims(3)	323.4	307.4

(1)	Includes retail pharmacy co-payments of $2,541.0 million and $2,634.3 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

PBM revenues. Network pharmacy revenues decreased $1,241.4 million, or 8.7%, in the three months ended March 31, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, the renewal of our second largest client, which initially results in lower revenues, better management of supply chain, as well as an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 85.9% of network claims in the three months ended March 31, 2016 as compared to 85.1% in 2015.
Home delivery and specialty revenues increased $985.0 million, or 10.2%, in the three months ended March 31, 2016 from 2015. This increase relates primarily to inflation on branded drugs, partially offset by an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 79.8% of home delivery claims in the three months ended March 31, 2016 as compared to 78.8% in 2015.
Cost of PBM revenues. Cost of PBM revenues decreased $308.6 million in the three months ended March 31, 2016 from 2015. This decrease is primarily due to the expected roll off of certain clients, the renewal of our second largest client, which initially results in lower cost of revenues, the impact of better management of ingredient costs and an increased aggregate generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit. PBM gross profit increased $12.2 million for the three months ended March 31, 2016 from 2015. This increase is primarily due to $54.7 million of transaction and integration costs for the three months ended March 31, 2015, as well as better management of ingredient costs and formulary and cost savings from the increase in the aggregate generic fill rate (85.2% for the three months ended March 31, 2016 as compared to 84.3% in 2015).
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $103.2 million, or 10.6%, for the three months ended March 31, 2016 from 2015. This decrease relates primarily to a $60.0 million legal settlement and $40.9 million of transaction and integration costs for the three months ended March 31, 2015.
PBM operating income. PBM operating income increased $115.4 million, or 14.3%, for the three months ended March 31, 2016 from 2015, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2016	2015
Product revenues	$748.0	$570.6
Service revenues	89.8	78.6
Total Other Business Operations revenues	837.8	649.2
Cost of Other Business Operations revenues	787.5	599.7
Other Business Operations gross profit	50.3	49.5
Other Business Operations SG&A	32.2	30.2
Other Business Operations operating income	$18.1	$19.3
Claims:
Other(1)	0.1	0.2
Total adjusted Other Business Operations claims	0.1	0.2
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income decreased $1.2 million for the three months ended March 31, 2016 from 2015. The net decrease is due primarily to timing and mix of business across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $18.7 million, or 16.8%, in the three months ended March 31, 2016 from 2015. This increase is primarily due to $6.7 million of costs related to the early repayment of our $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016, as well as increased interest expense related to the 2015 credit agreement (as defined below) and the issuance of $2,000.0 million of senior notes in February 2016. This increase is partially offset by decreased interest expense related to the repayment of various senior notes during both the year ended December 31, 2015 and the three months ended March 31, 2016.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 34.6% for the three months ended March 31, 2016 from 37.8% for the same period in 2015 due to both recurring and discrete events. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $30.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We recognized net discrete benefits of $19.7 million for the three months ended March 31, 2016, compared to net discrete charges of $2.3 million for the same period in 2015. Our 2016 net discrete benefits and our 2015 net discrete charges primarily relate to changes in our unrecognized tax benefits.

We are currently pursuing an approximate $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty). No net benefit has been recognized. A net benefit may become realizable in the future; however we cannot predict with any certainty the amount or timing of realization.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three months ended March 31, 2016 increased $85.0 million, or 19.3%, from 2015 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 34.4% and 35.0%, respectively, for the three months ended March 31, 2016 from 2015. These increases are primarily due to reduced shares outstanding (a total of 223.3 million shares held in treasury on March 31, 2016, compared to 122.5 million shares held in treasury on March 31, 2015), as well as higher operating income.

ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of net income attributable to Express Scripts to each of EBITDA attributable to Express Scripts (“EBITDA”) and adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”), as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA(1)	Three Months Ended March 31,
(in millions, except per claim data)	2016	2015
Net income attributable to Express Scripts	$526.1	$441.1
Provision for income taxes	278.8	268.4
Depreciation and amortization(2)	525.3	556.7
Other expense, net	129.8	111.1
EBITDA(1)	1,460.0	1,377.3
Adjustments to EBITDA
Transaction and integration costs(2)	—	74.8
Legal settlement	—	60.0
EBITDA/Adjusted EBITDA(3)	1,460.0	1,512.1
Total adjusted claims(4)	323.5	307.6
EBITDA/Adjusted EBITDA per adjusted claim(5)	$4.51	$4.92

(1)
EBITDA is earnings before income taxes, depreciation and amortization and other expense. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

(2)
Depreciation and amortization for the three months ended March 31, 2016 includes an additional $10.5 million related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 3 - Goodwill and other intangible assets for additional details. Depreciation and amortization presented above includes $20.8 million for the three months ended March 31, 2015 of depreciation related to the integration of Medco Health Solutions, Inc. (“Medco”) which is not included in transaction and integration costs.

(3)
Adjusted EBITDA is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated Adjusted EBITDA excluding transaction and integration costs recorded each year and a legal settlement as these charges are not considered an indicator of ongoing company performance.

(4)
Includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

(5)
EBITDA per adjusted claim and Adjusted EBITDA per adjusted claim is calculated by dividing EBITDA and Adjusted EBITDA, as applicable, by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA and Adjusted EBITDA, as applicable, performance on a per unit basis. EBITDA and Adjusted EBITDA, as applicable, and, as a result, EBITDA and Adjusted EBITDA, as applicable, per adjusted claim, are each affected by the changes in claims volume between retail and home delivery and the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

The anticipated lower EBITDA and EBITDA per adjusted claim relative to the first quarter of 2015 is primarily a result of: (i) the expected transition of a certain client (as a result of acquisition) at the end of 2015 and into 2016, of which the primary services provided were formulary management and manufacturer rebate services with no associated claims; (ii) the expected roll off of a certain client (as a result of acquisition) on January 1, 2016; and (iii) with respect to EBITDA per adjusted claim, the renewal of our second largest client beginning in May 2015, which initially results in lower EBITDA per adjusted claim.

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
In the three months ended March 31, 2016, net cash provided by operating activities increased $469.8 million to $751.2 million, due partially to an increase in net income of $85.1 million in 2016 from 2015. In addition, changes in working capital resulted in a cash outflow of $217.7 million in 2016 compared to a cash outflow of $602.9 million in 2015, resulting in a total change of $385.2 million.
In the three months ended March 31, 2016, net cash used in investing activities increased $11.8 million to $79.8 million. Capital expenditures for purchases of property and equipment increased $34.3 million in 2016 from 2015. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In the three months ended March 31, 2016, net cash used in financing activities increased $953.9 million to $2,090.4 million. Cash outflows for 2016 include $3,109.2 million of treasury share repurchases and $972.2 million related to the repayment of debt, compared to outflows during the same period of 2015 of $1,210.5 million related to the repayment of debt. Cash inflows for 2016 include $1,991.0 million related to the February 2016 Senior Notes (defined below).
We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or equity, all of which are allowable, with certain limitations, under our credit agreements and other debt instruments. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including existing debt levels, market conditions or other factors, we believe our liquidity options described above are sufficient to meet our anticipated cash flow needs.
ACQUISITIONS AND RELATED TRANSACTIONS
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in the future.
SHARE REPURCHASE PROGRAM
In January 2016, we settled the $5,500.0 million accelerated share repurchase agreement executed in April 2015 (the “2015 ASR Agreement”) and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. The $825.0 million that had previously been recorded in additional paid-in capital in respect of the 2015 ASR Agreement was reclassified to treasury stock upon settlement of the 2015 ASR Agreement.
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an initial payment of $2,800.0 million. We recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million in the unaudited consolidated balance sheet. See Note 6 - Common stock for additional details.
Including the shares initially delivered under the 2016 ASR Agreement and upon the settlement of the 2015 ASR Agreement, we repurchased 45.7 million shares under our share repurchase program for $3,374.2 million during the three months ended March 31, 2016. There were no repurchases during the three months ended March 31, 2015. As of March 31, 2016, there were 42.9 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At March 31, 2016, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At March 31, 2016, $150.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt. See Note 5 - Financing for additional details.

In August 2015, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2015 credit facility”). In December 2014, we entered into a one-year credit agreement, providing for an uncommitted $150.0 million revolving credit facility (the “2014 credit facility”). In October 2015, an amendment was executed to extend the 2014 credit facility’s termination date to April 2016 and to decrease the 2014 credit facility to $130.0 million. At March 31, 2016, no amounts were drawn under the 2015 credit facility or the 2014 credit facility.
SENIOR NOTES
During both March and April 2016, $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016 were repaid.
In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of our 3.125% senior notes due 2016 (which were fully redeemed by April 2016), to enter into an accelerated share repurchase program and for other general corporate purposes.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At March 31, 2016, we were in compliance with all covenants associated with our debt instruments.
IMPACT OF INFLATION
Most of our contracts provide we bill clients based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation, and our efforts to manage the impact of inflation for our clients, with respect to prescription drugs can affect our revenues and cost of revenues.
OTHER MATTERS
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. These amendments are expected to impact net income, earnings per share (“EPS”) and the consolidated statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. This ASU is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

CLIENTS
We are a provider of services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. Refer to Note 9 - Segment information for a description of client concentration.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K filed with the SEC on February 16, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2016, we had $4,887.5 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $48.9 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, relating to proceedings involving the Company:

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This is a qui tam lawsuit in which the United States government has declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleges claims under the federal False Claims Act. The allegations asserted primarily concern an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleges that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the False Claims Act. The complaint seeks monetary damages, as well as costs and expenses. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company filed a reply on November 12, 2015. On January 20, 2016, the Court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice. Lager appealed the Court’s ruling and filed his opening Appellant’s Brief on April 18, 2016.

•
Anthem, Inc. v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed March 21, 2016). Anthem filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues. On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Among other things, ESI counterclaims that: (1) Anthem breached the agreement by failing to negotiate in good faith with respect to its own proposed new pricing terms; (2) Anthem breached the implied covenant of good faith and fair dealing under the agreement by disregarding the terms of the transaction in which it negotiated and accepted a $4,675.0 million cash payment in 2009; (3) ESI is entitled to a declaratory judgment that Anthem does not have a contractual right to any change in pricing under the agreement, that ESI has no contractual obligation to ensure that Anthem is receiving any specific level of pricing, and that ESI’s sole obligation is to negotiate in good faith over any pricing terms proposed by Anthem; (4) ESI is entitled to a declaratory judgment regarding the timing of when the periodic pricing review ripened under the agreement, such that the process begins on the dates provided in the agreement; (5) ESI is entitled to a declaratory judgment that Anthem does not have the right to terminate the agreement; and (6) in the alternative, Anthem has been unjustly enriched by the $4,675.0 million payment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended March 31, 2016 (share data in millions):

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program(1)
1/1/2016 - 1/31/2016	9.1	$—	(2)	9.1	79.5
2/1/2016 - 2/29/2016	35.4	69.62	(3)	35.4	44.1
3/1/2016 - 3/31/2016	1.2	70.64		1.2	42.9
First Quarter 2016 Total	45.7	$69.65	(2)(3)	45.7

(1)	Excludes the effect of the anticipated settlement of the 2016 ASR Program.

(2)
Average price paid per share excludes the effect of the 9.1 million shares that were delivered upon the settlement of the 2015 ASR Agreement in January 2016. These shares are included in the total number of shares purchased in January 2016 and reduce the remaining shares available to be purchased under the share repurchase program.

(3)
Includes the average price paid per share for the 32.1 million shares received in February 2016 under the 2016 ASR Program. The final average price per share paid for the shares will be determined based on the forward price determined in accordance with the 2016 ASR Agreement. See Note 6 - Common stock for further information regarding the 2016 ASR Agreement.

The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013. As of March 31, 2016, there were 42.9 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	April 25, 2016	By:	/s/ George Paz
George Paz, Chairman and
Chief Executive Officer

Date:	April 25, 2016	By:	/s/ Eric Slusser
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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, as amended on March 9, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2016.

4.1
Sixteenth Supplemental Indenture, dated as of February 25, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2016.

4.2
Seventeenth Supplemental Indenture, dated as of February 25, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 25, 2016.

10.1(3)
Confirmation – Accelerated Share Repurchase Transaction, dated February 25, 2016, between the Company and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2016.

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

3	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment order of the SEC.