Form 10-Q
period 2016-06-30
Express Scripts Holding Co.
filed 2016-07-25
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of June 30, 2016:	630,219,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,324.4	$3,186.3
Receivables, net	7,373.6	6,721.3
Inventories	1,715.7	2,023.1
Prepaid expenses and other current assets	200.8	128.8
Total current assets	10,614.5	12,059.5
Property and equipment, net	1,249.1	1,291.3
Goodwill	29,278.6	29,277.3
Other intangible assets, net	9,562.8	10,469.7
Other assets	153.6	145.5
Total assets	$50,858.6	$53,243.3

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,635.9	$9,397.7
Accounts payable	4,197.3	3,451.8
Accrued expenses	2,162.4	2,659.4
Current maturities of long-term debt	4,140.9	1,646.4
Total current liabilities	19,136.5	17,155.3
Long-term debt	11,842.6	13,946.3
Deferred taxes	3,857.1	4,069.8
Other liabilities	611.6	691.4
Total liabilities	35,447.8	35,862.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 856.4 and 854.5, respectively; shares outstanding: 630.2 and 676.9, respectively	8.6	8.5
Additional paid-in capital	22,567.2	22,204.7
Accumulated other comprehensive loss	(7.9)	(14.0)
Retained earnings	9,643.6	8,396.8
	32,211.5	30,596.0
Common stock in treasury at cost, 226.2 and 177.6 shares, respectively	(16,808.4)	(13,223.2)
Total Express Scripts stockholders’ equity	15,403.1	17,372.8
Non-controlling interest	7.7	7.7
Total stockholders’ equity	15,410.8	17,380.5
Total liabilities and stockholders’ equity	$50,858.6	$53,243.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenues(1)	$25,222.3	$25,454.2	$50,014.1	$50,353.8
Cost of revenues(1)	23,061.1	23,323.0	46,005.9	46,388.6
Gross profit	2,161.2	2,131.2	4,008.2	3,965.2
Selling, general and administrative	904.9	998.5	1,811.1	2,005.9
Operating income	1,256.3	1,132.7	2,197.1	1,959.3
Other (expense) income:
Interest income and other	10.3	6.0	19.1	11.3
Interest expense and other	(136.8)	(132.3)	(275.4)	(248.7)
	(126.5)	(126.3)	(256.3)	(237.4)
Income before income taxes	1,129.8	1,006.4	1,940.8	1,721.9
Provision for income taxes	402.7	400.3	681.5	668.7
Net income	727.1	606.1	1,259.3	1,053.2
Less: Net income attributable to non-controlling interest	6.4	6.0	12.5	12.0
Net income attributable to Express Scripts	$720.7	$600.1	$1,246.8	$1,041.2

Weighted-average number of common shares outstanding during the period:
Basic	631.3	675.4	638.1	701.7
Diluted	635.7	681.4	642.7	708.3
Earnings per share:
Basic	$1.14	$0.89	$1.95	$1.48
Diluted	$1.13	$0.88	$1.94	$1.47

1
Includes retail pharmacy co-payments of $2,136.4 million and $2,322.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4,677.4 million and $4,956.7 million for the six months ended June 30, 2016 and 2015, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$727.1	$606.1	$1,259.3	$1,053.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.2)	2.5	6.1	(5.5)
Comprehensive income	726.9	608.6	1,265.4	1,047.7
Less: Comprehensive income attributable to non-controlling interest	6.4	6.0	12.5	12.0
Comprehensive income attributable to Express Scripts	$720.5	$602.6	$1,252.9	$1,035.7
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2015	854.5	$8.5	$22,204.7	$(14.0)	$8,396.8	$(13,223.2)	$7.7	$17,380.5
Net income	—	—	—	—	1,246.8	—	12.5	1,259.3
Other comprehensive income	—	—	—	6.1	—	—	—	6.1
Treasury stock acquired	—	—	265.0	—	—	(3,585.2)	—	(3,320.2)
Changes in stockholders’ equity related to employee stock plans	1.9	0.1	97.5	—	—	—	—	97.6
Distributions to non-controlling interest	—	—	—	—	—	—	(12.5)	(12.5)
Balance at June 30, 2016	856.4	$8.6	$22,567.2	$(7.9)	$9,643.6	$(16,808.4)	$7.7	$15,410.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$1,259.3	$1,053.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,073.5	1,144.9
Deferred income taxes	(212.3)	(194.0)
Employee stock-based compensation expense	54.7	54.4
Other, net	(4.5)	(40.0)
Changes in operating assets and liabilities:
Accounts receivable	(670.6)	(544.9)
Inventories	307.4	463.1
Other current and noncurrent assets	(74.5)	(123.8)
Claims and rebates payable	(761.8)	(274.6)
Accounts payable	751.1	207.9
Accrued expenses	(452.6)	(600.5)
Other current and noncurrent liabilities	(79.6)	35.6
Net cash flows provided by operating activities	1,190.1	1,181.3
Cash flows from investing activities:
Purchases of property and equipment	(158.5)	(107.1)
Other, net	(3.4)	2.2
Net cash used in investing activities	(161.9)	(104.9)
Cash flows from financing activities:
Treasury stock acquired	(3,320.2)	(5,500.0)
Proceeds from long-term debt, net of discounts	1,991.0	5,500.0
Repayment of long-term debt	(1,575.0)	(2,315.8)
Net proceeds from employee stock plans	35.9	129.5
Excess tax benefit relating to employee stock-based compensation	9.7	48.3
Other, net	(35.4)	(47.7)
Net cash used in financing activities	(2,894.0)	(2,185.7)
Effect of foreign currency translation adjustment	3.9	(2.3)
Net decrease in cash and cash equivalents	(1,861.9)	(1,111.6)
Cash and cash equivalents at beginning of period	3,186.3	1,832.6
Cash and cash equivalents at end of period	$1,324.4	$721.0
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of June 30, 2016, the consolidated balance sheet as of December 31, 2015, unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2016 and 2015, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2016, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2016 and 2015. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
The fair values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable and accounts payable approximate carrying values due to the short-term maturities of these instruments. Financial assets accounted for at fair value on a recurring basis include cash equivalents of $850.5 million and $1,795.5 million and trading securities (included in other assets and consisting primarily of mutual funds) of $28.8 million and $26.8 million as of June 30, 2016 and December 31, 2015, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with original maturities of less than 90 days.
The fair values, which approximate the carrying values, of our 2015 two-year term loan and 2015 five-year term loan (Level 2) (as defined in Note 5 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes are $12,004.8 million and $11,078.0 million as of June 30, 2016 and December 31, 2015, respectively. See Note 5 - Financing for further discussion of the carrying values of our debt. The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.
Note 3 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, Pharmacy Benefit Management (“PBM”) and Other Business Operations.

	June 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,288.1	$(106.9)	$29,181.2	$29,286.7	$(106.8)	$29,179.9
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,385.5	$(106.9)	$29,278.6	$29,384.1	$(106.8)	$29,277.3
Other intangible assets
PBM
Customer contracts	$17,570.7	$(8,176.4)	$9,394.3	$17,570.3	$(7,290.0)	$10,280.3
Trade names	226.6	(94.8)	131.8	226.6	(83.6)	143.0
Miscellaneous	8.7	(7.4)	1.3	8.7	(6.5)	2.2
	17,806.0	(8,278.6)	9,527.4	17,805.6	(7,380.1)	10,425.5
Other Business Operations
Customer relationships	120.1	(105.1)	15.0	120.1	(98.1)	22.0
Trade names	35.7	(15.3)	20.4	35.7	(13.5)	22.2
	155.8	(120.4)	35.4	155.8	(111.6)	44.2
Total other intangible assets	$17,961.8	$(8,399.0)	$9,562.8	$17,961.4	$(7,491.7)	$10,469.7
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2015	$29,179.9	$97.4	$29,277.3
Foreign currency translation	1.3	—	1.3
Balance at June 30, 2016	$29,181.2	$97.4	$29,278.6
The aggregate amount of amortization expense of other intangible assets was $463.7 million and $432.7 million for the three months ended June 30, 2016 and 2015, respectively, and $907.0 million and $865.4 million for the six months ended June 30, 2016 and 2015, respectively.
Included in total amortization expense is $55.4 million and $23.8 million for three months ended June 30, 2016 and 2015, respectively, and $89.7 million and $47.6 million for the six months ended June 30, 2016 and 2015, respectively, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $10.5 million for the first quarter of 2016. Quarterly intangible asset amortization increased by approximately $32.0 million beginning in the second quarter of 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Weighted-average number of common shares outstanding during the period—basic	631.3	675.4	638.1	701.7
Dilutive common stock equivalents:(1)(2)
Outstanding stock options, restricted stock units and executive deferred compensation units	4.4	6.0	4.6	6.6
Weighted-average number of common shares outstanding during the period—diluted	635.7	681.4	642.7	708.3

(1)
If the 2016 ASR Agreement (as defined in Note 6 - Common stock) had been settled as of June 30, 2016, based on the volume-weighted average price per share since the effective date of the 2016 ASR Agreement, the counterparty would have been required to deliver approximately 6.9 million additional shares to us. However, we cannot predict the final number of shares to be received under the 2016 ASR Agreement until the completion of the program, which is expected to occur during the third quarter of 2016. For the three and six months ended June 30, 2016, the 6.9 million shares are included in the amount of basic weighted-average common shares outstanding as they remain issued and outstanding and because the settlement of the final shares to treasury will not occur until the completion of the program. For the three and six months ended June 30, 2016, the impact of the 6.9 million shares that would have been settled as of June 30, 2016 is not included in the calculation of diluted weighted-average common shares outstanding because the impact is anti-dilutive. See Note 6 - Common stock for further description.

(2)
Excludes equity awards of 8.7 million and 2.9 million for the three months ended June 30, 2016 and 2015, respectively, and 7.4 million and 1.9 million for the six months ended June 30, 2016 and 2015, respectively. These were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, issued by us, ESI and Medco Health Solutions, Inc. (“Medco”), net of unamortized discounts, premiums and financing costs, consists of:

			June 30, 2016	December 31, 2015
Long-term Debt(1)(2)	Issuer	Basis Points(3)	Carrying Amount (in millions)
March 2008 Senior Notes
$1,200.0 million, 7.125% senior notes due 2018	Medco	50	$1,275.7	$1,296.9

June 2009 Senior Notes
$500.0 million, 7.250% senior notes due 2019	ESI	50	497.8	497.4

September 2010 Senior Notes
$500.0 million, 4.125% senior notes due 2020	Medco	25	504.4	504.9

May 2011 Senior Notes
$1,500.0 million, 3.125% senior notes due 2016	ESI	20	—	1,498.7

November 2011 Senior Notes
$1,250.0 million, 4.750% senior notes due 2021	Express Scripts	45	1,238.5	1,237.5
$700.0 million, 6.125% senior notes due 2041	Express Scripts	50	692.6	692.5
			1,931.1	1,930.0
February 2012 Senior Notes
$1,500.0 million, 2.650% senior notes due 2017	Express Scripts	35	1,496.9	1,494.4
$1,000.0 million, 3.900% senior notes due 2022	Express Scripts	40	982.7	981.3
			2,479.6	2,475.7
June 2014 Senior Notes
$1,000.0 million, 2.250% senior notes due 2019	Express Scripts	15	994.1	993.1
$1,000.0 million, 3.500% senior notes due 2024	Express Scripts	20	987.6	986.8
$500.0 million, 1.250% senior notes due 2017	Express Scripts	10	499.1	498.6
			2,480.8	2,478.5
February 2016 Senior Notes
$1,500.0 million, 4.500% senior notes due 2026	Express Scripts	45	1,480.3	—
$500.0 million, 3.300% senior notes due 2021	Express Scripts	35	495.4	—
			1,975.7	—
Term loans
2015 five-year term loan(4)	Express Scripts	N/A	2,841.2	2,915.1
2015 two-year term loan(4)	Express Scripts	N/A	1,997.2	1,995.5
Total debt			15,983.5	15,592.7
Less: Current maturities of long-term debt			4,140.9	1,646.4
Total long-term debt			$11,842.6	$13,946.3

(1)	All senior notes require interest to be paid semi-annually, commencing with the month of issuance.

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

(4)
The 2015 five-year term loan and 2015 two-year term loan (each as defined below), of which $2,850.0 million and $2,000.0 million of aggregate principal was outstanding as of June 30, 2016, had average interest rates of 1.69% and 1.56%, respectively, as of June 30, 2016 and 1.45% and 1.33%, respectively, as of December 31, 2015.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At June 30, 2016, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At June 30, 2016, $2,150.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
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
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. At June 30, 2016, no amounts were drawn under either facility.
Senior notes. In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of our 3.125% senior notes due 2016 (which were fully redeemed in April 2016), to enter into an accelerated share repurchase program and for other general corporate purposes.
In March 2016, we completed the tender offer for $934.7 million of our $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016 using the proceeds of the February 2016 Senior Notes, and wrote off the associated amount of discounts and financing costs. In April 2016, we completed the redemption of the remaining $565.3 million aggregate principal. These notes were redeemed at a redemption price equal to the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments, excluding accrued interest, related to these notes were $1,506.7 million, which included $6.7 million of repayment costs.
Financing costs of approximately $16.0 million for the issuance of the February 2016 Senior Notes are being amortized over a weighted-average period of 8.8 years.
In July 2016, we issued $4,000.0 million aggregate principal amount of senior notes. See Note 11 - Subsequent event for further information.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At June 30, 2016, we were in compliance with all covenants associated with our debt instruments.

Schedule of maturities. Following is a schedule of maturities, excluding unamortized discounts, premiums and financing costs, for our long-term debt as of June 30, 2016 (in millions):

Year Ended December 31,	Maturities of Long-term Debt
2016(1)	$75.0
2017	4,225.0
2018	1,575.0
2019	2,700.0
2020	1,475.0
Thereafter	5,950.0
Total	$16,000.0

(1)	Represents expected aggregate principal payments for the six months ended December 31, 2016.
See Note 11 - Subsequent event for a schedule of expected aggregate principal payments for our long-term debt which includes the issuance of $4,000.0 million aggregate principal amount of senior notes in July 2016 and the intended use of these proceeds.
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
Upon settlement of the 2016 ASR Agreement, we may receive additional shares or we may be required to either pay additional cash or deliver shares of our common stock (at our option), based on the forward price. Under the terms of the 2016 ASR Agreement, the maximum number of shares that could be delivered by us is 80.4 million. If the 2016 ASR Agreement had been settled as of June 30, 2016, based on the VWAP since the effective date of the 2016 ASR Agreement, the counterparty would have been required to deliver approximately 6.9 million additional shares to us. However, we cannot predict the final number of shares to be received under the 2016 ASR Agreement, if any, until the completion of the program. For the three and six months ended June 30, 2016, the impact of the 6.9 million shares that would have been settled as of June 30, 2016 is not included in the calculation of diluted weighted-average common shares outstanding because the impact is anti-dilutive.
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
Treasury share repurchases. Including the shares initially delivered under the 2016 ASR Agreement and upon the settlement of the 2015 ASR Agreement, we repurchased 2.8 million shares and 55.1 million shares under our share repurchase program for $211.0 million and $4,675.0 million during the three months ended June 30, 2016 and 2015, respectively, and 48.5 million shares and 55.1 million shares under our share repurchase program for $3,585.2 million and $4,675.0 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there were 40.1 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Note 7 - Stock-based compensation plans
In March 2016, our Board of Directors adopted the Express Scripts Holding Company 2016 Long-Term Incentive Plan (the “2016 LTIP”), which was approved by our stockholders in May 2016 and authorizes the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. The 2016 LTIP was approved by our stockholders and became effective on May 4, 2016. Under the 2016 LTIP, we may issue stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, performance share awards and other types of awards. The maximum number of shares available for awards under the 2016 LTIP is 33.0 million. The maximum term of stock options, SARs, restricted stock awards, restricted stock units and performance shares granted under the 2016 LTIP is 10 years.
Effective May 4, 2016, no additional awards will be granted under the 2011 Long-Term Incentive Plan (the “2011 LTIP”), the Accredo Health, Incorporated 2002 Long-Term Incentive Plan (the “Accredo Plan”), the ESI 2000 Long-Term Incentive Plan (the “2000 LTIP”) or the Medco 2002 Stock Incentive Plan (the “2002 SIP”), which authorized the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. However, the terms of these plans will continue to govern awards outstanding under these plans.
The provisions of the 2016 LTIP, the 2011 LTIP, the Accredo Plan, the 2000 LTIP and the 2002 SIP (collectively, the “stock incentive plans”) allow employees to use shares to cover tax withholding on stock awards. Upon vesting of restricted stock and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes.
Under the stock incentive plans, we have issued stock options, restricted stock units and performance shares. All such awards are settled by issuance of new shares.
Awards granted under the stock incentive plans are subject to accelerated vesting under certain specified circumstances, including upon a change in control and termination, and are also subject to forfeiture without consideration upon termination of employment under certain circumstances. The maximum term of stock options is generally 10 years.
We recognized stock-based compensation expense of $26.8 million and $27.5 million in the three months ended June 30, 2016 and 2015, respectively, and $54.7 million and $54.4 million in the six months ended June 30, 2016 and 2015, respectively. Unamortized stock-based compensation as of June 30, 2016 was $56.4 million for stock options and $72.2 million for restricted stock units and performance shares.
Stock options. During the six months ended June 30, 2016, we granted 4.1 million stock options with a weighted-average fair market value of $13.75 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	0.9%-1.3%	1.0%-1.6%	0.9%-1.4%	1.0%-1.7%
Expected volatility of stock	20%-25%	21%-26%	20%-25%	21%-26%
Expected dividend yield	None	None	None	None
The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding options. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense recognized in future periods.

Restricted stock units and performance shares. During the six months ended June 30, 2016, we granted 1.0 million restricted stock units and performance shares with a weighted-average fair market value of $69.79 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the six months ended June 30, 2016, 0.1 million of common stock shares were issued in settlement of performance shares granted in March 2013.
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
The assessment of whether a loss is probable and reasonably estimable involves a series of complex judgments about future events. We are often unable to estimate a range of loss due to significant uncertainties, particularly where (i) the damages sought are unspecified or indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large number of parties; (iv) class action status may be sought and certified; (v) it is questionable whether asserted claims or allegations will survive dispositive motion practice; (vi) the impact of discovery on the legal process is unknown; (vii) the settlement posture of the parties has not been determined; or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss.
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
We cannot predict the timing or outcome of the matters described below:

•
Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Christopher A. McGinnis, Christopher K. Knib [sic], George Paz, Thomas P. Mac Mahon, Maura C. Breen, Woodrow A. Myers, Jr., William L. Roper, Roderick A. Palmore, Gary Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William J. Delaney. On June 29, 2016, plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company were unjustly enriched and breached fiduciary duties, including duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, and unjustly enriched the individual defendants. Plaintiff seeks damages on behalf of the Company from the named defendants, a stockholder vote for resolutions regarding amendments to the Company’s by-laws or articles of incorporation with respect to corporate governance policies, equitable relief including a constructive trust restricting the individual defendant’s stock trading activities, restitution and disgorgement of all profits or benefits obtained by the individual defendant’s, and attorneys’ fees and costs.

•
Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc. On June 24, 2016, plaintiffs filed this putative class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiff alleges that ESI and Anthem breached fiduciary duties, engaged in prohibited transactions, and otherwise violated their legal obligations under ERISA by failing to provide Anthem plan participants the benefit of competitive benchmark pricing and by charging plaintiffs for prescription drugs at rates in excess of market rates. Plaintiffs request compensatory damages, equitable relief, and their attorneys’ fees and costs.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company. On June 6, 2016, plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties, including duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, that certain defendants breached fiduciary duties by selling the Company’s stock and that these defendants were unjustly enriched. Plaintiff seeks damages on behalf of the Company from the named defendants, disgorgement of individual defendant’s proceeds derived from sales of the Company’s common stock, equitable relief, and attorneys’ fees and costs.

•
John Doe One and John Doe Two v. Express Scripts, Inc. On May 6, 2016, plaintiffs filed this putative class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiff adopts many of Anthem’s allegations in support of its claims that ESI breached fiduciary duties and otherwise violated its legal obligations under ERISA by failing to provide Anthem plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated the Unfair and Deceptive Trade Practices Act, and declaratory judgment. Plaintiffs seek compensatory damages, punitive damages, equitable relief and attorneys’ fees and costs.

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Eric Slusser, David Queller, and James Havel. On May 4, 2016, plaintiff filed this putative class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public, including but not limited to the engaging in the following alleged activities: deceiving the investing public, causing plaintiff and class members to purchase the Company’s stock at artificially inflated prices, making untrue statements of material fact and/or omitting to state material facts, and engaging in acts, practices, and a course of business that operated as a scheme to defraud the investing public into paying inflated prices for the Company’s stock. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief.

•
Anthem, Inc. v. Express Scripts, Inc. On March 21, 2016, Anthem filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues. On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Anthem filed a motion to dismiss two counts of ESI’s amended counterclaims on July 8, 2016.

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

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. Greenfield filed an amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment, cross memoranda in opposition were filed on June 6, 2016, and cross replies were filed on June 27, 2016.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint, received on June 23, 2015, alleges Accredo violated the federal False Claims Act. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company filed a reply on November 12, 2015. On January 20, 2016, the Court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice. Lager appealed the Court’s ruling and filed his opening Appellant’s Brief on April 18, 2016 and Accredo filed its Defendant’s Brief on June 17, 2016.

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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and six months ended June 30, 2016 and 2015.

(in millions)	PBM(1)	Other Business Operations	Total
For the three months ended June 30, 2016
Product revenues:
Network revenues(2)	$13,084.1	$—	$13,084.1
Home delivery and specialty revenues(3)	10,821.8	—	10,821.8
Other revenues(4)	—	908.1	908.1
Service revenues	328.0	80.3	408.3
Total revenues	24,233.9	988.4	25,222.3
Depreciation and amortization expense	540.3	7.9	548.2
Operating income	1,245.5	10.8	1,256.3
Interest income and other			10.3
Interest expense and other			(136.8)
Income before income taxes			1,129.8
Capital expenditures	71.3	4.6	75.9
For the three months ended June 30, 2015
Product revenues:
Network revenues(2)	$14,277.0	$—	$14,277.0
Home delivery and specialty revenues(3)	10,083.9	—	10,083.9
Other revenues(4)	—	614.8	614.8
Service revenues	399.3	79.2	478.5
Total revenues	24,760.2	694.0	25,454.2
Depreciation and amortization expense	580.7	7.5	588.2
Operating income	1,112.8	19.9	1,132.7
Interest income and other			6.0
Interest expense and other			(132.3)
Income before income taxes			1,006.4
Capital expenditures	51.8	7.0	58.8

(in millions)	PBM(1)	Other Business Operations	Total
For the six months ended June 30, 2016
Product revenues:
Network revenues(2)	$26,084.7	$—	$26,084.7
Home delivery and specialty revenues(3)	21,433.0	—	21,433.0
Other revenues(4)	—	1,656.1	1,656.1
Service revenues	670.2	170.1	840.3
Total revenues	48,187.9	1,826.2	50,014.1
Depreciation and amortization expense	1,057.4	16.1	1,073.5
Operating income	2,168.2	28.9	2,197.1
Interest income and other			19.1
Interest expense and other			(275.4)
Income before income taxes			1,940.8
Capital expenditures	150.3	8.2	158.5
For the six months ended June 30, 2015
Product revenues:
Network revenues(2)	$28,519.0	$—	$28,519.0
Home delivery and specialty revenues(3)	19,710.1	—	19,710.1
Other revenues(4)	—	1,185.4	1,185.4
Service revenues	781.5	157.8	939.3
Total revenues	49,010.6	1,343.2	50,353.8
Depreciation and amortization expense	1,130.0	14.9	1,144.9
Operating income	1,920.1	39.2	1,959.3
Interest income and other			11.3
Interest expense and other			(248.7)
Income before income taxes			1,721.9
Capital expenditures	93.2	13.9	107.1

(1)
PBM total revenues and operating income for each of the three and six months ended June 30, 2016 and 2015 includes $106.6 million and $141.7 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2016 and 2015 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,136.4 million and $2,322.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4,677.4 million and $4,956.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

Following is the summary of total assets by reportable segment:

(in millions)	June 30, 2016	December 31, 2015
PBM	$49,565.0	$52,174.9
Other Business Operations	1,293.6	1,068.4
Total assets	$50,858.6	$53,243.3
We have contracts with Anthem and the United States Department of Defense. These two clients represent 10% or greater of our consolidated revenues for the three and six months ended June 30, 2016 and in the aggregate represent 29.8% and 29.9% of consolidated revenues for the three and six months ended June 30, 2016, respectively.
Revenues earned by our international businesses totaled $23.5 million and $20.7 million for the three months ended June 30, 2016 and 2015, respectively, and $44.1 million and $41.3 million for the six months ended June 30, 2016 and 2015, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $23.0 million and $21.8 million as of June 30, 2016 and December 31, 2015, respectively. All other long-lived assets are domiciled in the United States.
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

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2016
Cash and cash equivalents	$—	$916.9	$0.4	$30.7	$376.4	$—	$1,324.4
Receivables, net	—	3,845.8	1,010.9	2,079.5	437.4	—	7,373.6
Other current assets	—	114.6	1.0	1,727.7	73.2	—	1,916.5
Total current assets	—	4,877.3	1,012.3	3,837.9	887.0	—	10,614.5
Property and equipment, net	—	753.6	3.5	471.5	20.5	—	1,249.1
Investments in subsidiaries	42,115.1	11,538.0	9,478.4	—	—	(63,131.5)	—
Intercompany	—	—	537.3	15,239.9	590.5	(16,367.7)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	21.3	—	29,278.6
Other intangible assets, net	—	798.5	7,594.9	1,158.3	11.1	—	9,562.8
Other assets	6.3	301.2	24.3	9.4	11.1	(198.7)	153.6
Total assets	$42,121.4	$21,391.0	$41,260.6	$24,242.0	$1,541.5	$(79,697.9)	$50,858.6
Claims and rebates payable	$—	$5,882.3	$2,753.6	$—	$—	$—	$8,635.9
Accounts payable	—	1,364.1	42.4	2,682.8	108.0	—	4,197.3
Accrued expenses	38.6	1,239.1	393.0	224.7	267.0	—	2,162.4
Current maturities of long-term debt	4,140.9	—	—	—	—	—	4,140.9
Total current liabilities	4,179.5	8,485.5	3,189.0	2,907.5	375.0	—	19,136.5
Long-term debt	9,564.7	497.8	1,780.1	—	—	—	11,842.6
Intercompany	12,973.9	3,393.8	—	—	—	(16,367.7)	—
Deferred taxes	0.2	—	2,607.9	1,447.7	—	(198.7)	3,857.1
Other liabilities	—	322.9	259.5	10.0	19.2	—	611.6
Non-controlling interest	—	—	—	—	7.7	—	7.7
Express Scripts stockholders’ equity	15,403.1	8,691.0	33,424.1	19,876.8	1,139.6	(63,131.5)	15,403.1
Total liabilities and stockholders’ equity	$42,121.4	$21,391.0	$41,260.6	$24,242.0	$1,541.5	$(79,697.9)	$50,858.6

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2015
Cash and cash equivalents	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3
Receivables, net	—	3,445.9	1,123.5	1,768.3	383.6	—	6,721.3
Other current assets	—	34.2	3.2	2,080.6	33.9	—	2,151.9
Total current assets	—	5,437.4	1,129.6	3,877.7	1,614.8	—	12,059.5
Property and equipment, net	—	768.1	3.7	500.3	19.2	—	1,291.3
Investments in subsidiaries	40,819.1	11,191.6	9,500.4	—	—	(61,511.1)	—
Intercompany	—	—	1,009.5	14,429.4	231.7	(15,670.6)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.0	—	29,277.3
Other intangible assets, net	—	893.7	8,265.2	1,298.8	12.0	—	10,469.7
Other assets	6.6	314.5	22.2	7.0	7.8	(212.6)	145.5
Total assets	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3
Claims and rebates payable	$—	$5,543.7	$3,854.0	$—	$—	$—	$9,397.7
Accounts payable	—	970.0	94.8	2,297.2	89.8	—	3,451.8
Accrued expenses	9.6	1,126.2	543.9	194.3	785.4	—	2,659.4
Current maturities of long-term debt	147.7	1,498.7	—	—	—	—	1,646.4
Total current liabilities	157.3	9,138.6	4,492.7	2,491.5	875.2	—	17,155.3
Long-term debt	11,647.1	497.4	1,801.8	—	—	—	13,946.3
Intercompany	11,648.3	4,022.3	—	—	—	(15,670.6)	—
Deferred taxes	0.2	—	2,833.2	1,442.9	6.1	(212.6)	4,069.8
Other liabilities	—	374.7	288.4	15.9	12.4	—	691.4
Non-controlling interest	—	—	—	—	7.7	—	7.7
Express Scripts stockholders’ equity	17,372.8	7,694.7	33,124.4	19,687.9	1,004.1	(61,511.1)	17,372.8
Total liabilities and stockholders’ equity	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2016
Revenues	$—	$9,907.9	$6,156.3	$9,551.5	$543.4	$(936.8)	$25,222.3
Operating expenses	—	9,266.9	5,824.6	9,365.1	446.2	(936.8)	23,966.0
Operating income	—	641.0	331.7	186.4	97.2	—	1,256.3
Other (expense) income:
Interest (expense) income and other, net	(109.8)	(6.8)	(9.9)	2.1	(2.1)	—	(126.5)
Intercompany interest income (expense)	64.8	(32.4)	—	(32.4)	—	—	—
Other expense, net	(45.0)	(39.2)	(9.9)	(30.3)	(2.1)	—	(126.5)
Income (loss) before income taxes	(45.0)	601.8	321.8	156.1	95.1	—	1,129.8
Provision (benefit) for income taxes	(17.3)	213.4	118.9	74.3	13.4	—	402.7
Income (loss) before equity in earnings of subsidiaries	(27.7)	388.4	202.9	81.8	81.7	—	727.1
Equity in earnings of subsidiaries	748.4	151.4	5.7	—	—	(905.5)	—
Net income	720.7	539.8	208.6	81.8	81.7	(905.5)	727.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.4	—	6.4
Net income attributable to Express Scripts	720.7	539.8	208.6	81.8	75.3	(905.5)	720.7
Other comprehensive loss	(0.2)	(0.2)	—	—	(0.2)	0.4	(0.2)
Comprehensive income attributable to Express Scripts	$720.5	$539.6	$208.6	$81.8	$75.1	$(905.1)	$720.5

For the three months ended June 30, 2015
Revenues	$—	$10,262.6	$7,189.2	$9,058.8	$505.7	$(1,562.1)	$25,454.2
Operating expenses	—	9,329.6	7,320.0	8,808.7	425.3	(1,562.1)	24,321.5
Operating income (expense)	—	933.0	(130.8)	250.1	80.4	—	1,132.7
Other (expense) income:
Interest (expense) income and other, net	(89.9)	(20.4)	(14.0)	0.1	(2.1)	—	(126.3)
Intercompany interest income (expense)	75.6	(37.8)	—	(37.8)	—	—	—
Other expense, net	(14.3)	(58.2)	(14.0)	(37.7)	(2.1)	—	(126.3)
Income (loss) before income taxes	(14.3)	874.8	(144.8)	212.4	78.3	—	1,006.4
Provision (benefit) for income taxes	(5.3)	338.2	(37.9)	99.0	6.3	—	400.3
Income (loss) before equity in earnings of subsidiaries	(9.0)	536.6	(106.9)	113.4	72.0	—	606.1
Equity in earnings (loss) of subsidiaries	609.1	518.6	(339.2)	—	—	(788.5)	—
Net income (loss)	600.1	1,055.2	(446.1)	113.4	72.0	(788.5)	606.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.0	—	6.0
Net income (loss) attributable to Express Scripts	600.1	1,055.2	(446.1)	113.4	66.0	(788.5)	600.1
Other comprehensive income	2.5	2.5	—	—	2.5	(5.0)	2.5
Comprehensive income (loss) attributable to Express Scripts	$602.6	$1,057.7	$(446.1)	$113.4	$68.5	$(793.5)	$602.6

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2016
Revenues	$—	$19,391.8	$12,474.6	$18,893.0	$1,169.1	$(1,914.4)	$50,014.1
Operating expenses	—	18,291.3	11,920.8	18,492.5	1,026.8	(1,914.4)	47,817.0
Operating income	—	1,100.5	553.8	400.5	142.3	—	2,197.1
Other (expense) income:
Interest (expense) income and other, net	(208.3)	(29.2)	(21.5)	4.3	(1.6)	—	(256.3)
Intercompany interest income (expense)	129.6	(64.8)	—	(64.8)	—	—	—
Other expense, net	(78.7)	(94.0)	(21.5)	(60.5)	(1.6)	—	(256.3)
Income (loss) before income taxes	(78.7)	1,006.5	532.3	340.0	140.7	—	1,940.8
Provision (benefit) for income taxes	(29.5)	341.6	210.6	151.1	7.7	—	681.5
Income (loss) before equity in earnings of subsidiaries	(49.2)	664.9	321.7	188.9	133.0	—	1,259.3
Equity in earnings (loss) of subsidiaries	1,296.0	331.4	(22.0)	—	—	(1,605.4)	—
Net income	1,246.8	996.3	299.7	188.9	133.0	(1,605.4)	1,259.3
Less: Net income attributable to non-controlling interest	—	—	—	—	12.5	—	12.5
Net income attributable to Express Scripts	1,246.8	996.3	299.7	188.9	120.5	(1,605.4)	1,246.8
Other comprehensive income	6.1	6.1	—	—	6.1	(12.2)	6.1
Comprehensive income attributable to Express Scripts	$1,252.9	$1,002.4	$299.7	$188.9	$126.6	$(1,617.6)	$1,252.9

For the six months ended June 30, 2015
Revenues	$—	$19,940.6	$14,990.3	$16,904.4	$1,112.5	$(2,594.0)	$50,353.8
Operating expenses	—	18,725.1	14,797.1	16,496.5	969.8	(2,594.0)	48,394.5
Operating income	—	1,215.5	193.2	407.9	142.7	—	1,959.3
Other (expense) income:
Interest (expense) income and other, net	(165.9)	(39.6)	(28.5)	0.7	(4.1)	—	(237.4)
Intercompany interest income (expense)	151.6	(75.8)	—	(75.8)	—	—	—
Other expense, net	(14.3)	(115.4)	(28.5)	(75.1)	(4.1)	—	(237.4)
Income (loss) before income taxes	(14.3)	1,100.1	164.7	332.8	138.6	—	1,721.9
Provision (benefit) for income taxes	(5.3)	420.1	82.9	162.9	8.1	—	668.7
Income (loss) before equity in earnings of subsidiaries	(9.0)	680.0	81.8	169.9	130.5	—	1,053.2
Equity in earnings (loss) of subsidiaries	1,050.2	749.6	(461.2)	—	—	(1,338.6)	—
Net income (loss)	1,041.2	1,429.6	(379.4)	169.9	130.5	(1,338.6)	1,053.2
Less: Net income attributable to non-controlling interest	—	—	—	—	12.0	—	12.0
Net income (loss) attributable to Express Scripts	1,041.2	1,429.6	(379.4)	169.9	118.5	(1,338.6)	1,041.2
Other comprehensive loss	(5.5)	(5.5)	—	—	(5.5)	11.0	(5.5)
Comprehensive income (loss) attributable to Express Scripts	$1,035.7	$1,424.1	$(379.4)	$169.9	$113.0	$(1,327.6)	$1,035.7

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2016
Net cash flows provided by (used in) operating activities	$(8.0)	$1,268.5	$(474.9)	$852.8	$(448.3)	$—	$1,190.1
Cash flows from investing activities:
Purchases of property and equipment	—	(116.7)	—	(38.1)	(3.7)	—	(158.5)
Other, net	—	2.3	—	(1.0)	(4.7)	—	(3.4)
Net cash used in investing activities	—	(114.4)	—	(39.1)	(8.4)	—	(161.9)
Cash flows from financing activities:
Treasury stock acquired	(3,320.2)	—	—	—	—	—	(3,320.2)
Proceeds from long-term debt, net of discounts	1,991.0	—	—	—	—	—	1,991.0
Repayment of long-term debt	(75.0)	(1,500.0)	—	—	—	—	(1,575.0)
Net proceeds from employee stock plans	35.9	—	—	—	—	—	35.9
Excess tax benefit relating to employee stock-based compensation	—	6.9	2.8	—	—	—	9.7
Other, net	(16.6)	(15.0)	—	(6.5)	2.7	—	(35.4)
Net intercompany transactions	1,392.9	(686.4)	469.6	(805.3)	(370.8)	—	—
Net cash (used in) provided by financing activities	8.0	(2,194.5)	472.4	(811.8)	(368.1)	—	(2,894.0)
Effect of foreign currency translation adjustment	—	—	—	—	3.9	—	3.9
Net (decrease) increase in cash and cash equivalents	—	(1,040.4)	(2.5)	1.9	(820.9)	—	(1,861.9)
Cash and cash equivalents at beginning of period	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of period	$—	$916.9	$0.4	$30.7	$376.4	$—	$1,324.4

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2015
Net cash flows provided by (used in) operating activities	$4.0	$794.8	$(29.4)	$944.3	$(488.4)	$(44.0)	$1,181.3
Cash flows from investing activities:
Purchases of property and equipment	—	(79.6)	—	(24.1)	(3.4)	—	(107.1)
Other, net	—	1.2	—	1.2	(0.2)	—	2.2
Net cash used in investing activities	—	(78.4)	—	(22.9)	(3.6)	—	(104.9)
Cash flows from financing activities:
Treasury stock acquired	(5,500.0)	—	—	—	—	—	(5,500.0)
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	—	5,500.0
Repayment of long-term debt	(2,315.8)	—	—	—	—	—	(2,315.8)
Net proceeds from employee stock plans	129.5	—	—	—	—	—	129.5
Excess tax benefit relating to employee stock-based compensation	—	18.8	29.5	—	—	—	48.3
Other, net	(27.8)	—	—	(6.9)	(57.0)	44.0	(47.7)
Net intercompany transactions	2,210.1	(1,423.4)	0.7	(863.5)	76.1	—	—
Net (used in) provided by financing activities	(4.0)	(1,404.6)	30.2	(870.4)	19.1	44.0	(2,185.7)
Effect of foreign currency translation adjustment	—	—	—	—	(2.3)	—	(2.3)
Net (decrease) increase in cash and cash equivalents	—	(688.2)	0.8	51.0	(475.2)	—	(1,111.6)
Cash and cash equivalents at beginning of period	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of period	$—	$267.8	$1.3	$64.7	$387.2	$—	$721.0
Note 11 - Subsequent event
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1,000.0 million aggregate principal amount of 3.000% senior notes due July 2023

•	$1,500.0 million aggregate principal amount of 3.400% senior notes due March 2027

•	$1,500.0 million aggregate principal amount of 4.800% senior notes due July 2046
We used a portion of the net proceeds from the sale of the July 2016 Senior Notes to repay a portion of our 2015 two-year term loan, to complete a tender offer for our 2.650% senior notes due 2017 and to complete a tender offer for a portion of each of our 7.125% senior notes due 2018, our 7.250% senior notes due 2019 and our 6.125% senior notes due 2041. We intend to use the remaining proceeds to redeem the remaining aggregate principal amount of our 2.650% senior notes due 2017, to complete the final settlement for the tender offer of the 7.125% senior notes due 2018 and for general corporate purposes, as described below.
The senior notes due July 2023 and July 2046 will pay interest semiannually on January 15 and July 15, beginning on January 15, 2017. The senior notes due March 2027 will pay interest semiannually on March 1 and September 1, beginning on September 1, 2016. We may redeem some or all of each series of July 2016 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 25 basis points with respect to any senior notes due July 2023 being redeemed, 30 basis points with respect to any senior notes due March 2027 being redeemed, or 40 basis points with respect to any senior notes due July 2046 redeemed plus, in each case, unpaid interest on the notes being redeemed, accrued to the redemption date. The July 2016 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries.
As described above, we used a portion of the net proceeds from the sale of the July 2016 Senior Notes for the following:

•	To repay $1,500.0 million of our $2,500.0 million aggregate principal 2015 two-year term loan, of which $2,000.0 million of aggregate principal was outstanding at June 30, 2016.

•	To complete a tender offer for $1,104.8 million of our $1,500.0 million aggregate principal amount of our 2.650% senior notes due 2017.

•
To fund the early settlement of a tender offer for $368.5 million of our $1,200.0 million aggregate principal amount of our 7.125% senior notes due 2018, $162.6 million of our $500.0 million aggregate principal amount of our 7.250% senior notes due 2019 and $251.3 million of our $700.0 million aggregate principal amount of our 6.125% senior notes due 2041.

Total cash payments related to the above, excluding accrued interest, were $3,519.3 million, which included approximately $132.0 million of repayment costs and will be included in the “Interest expense and other” line item in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2016.
Subsequent to the date of this filing we intend to use the remaining proceeds for the following:

•	To redeem the remaining aggregate principal amount of our 2.650% senior notes due 2017.

•
To complete the final settlement for any 7.125% senior notes due 2018 validly tendered and accepted prior to the expiration of the tender offer on July 27, 2016. No additional 7.250% senior notes due 2019 or 6.125% senior notes due 2041 will be accepted in the tender offer (unless we increase the aggregate maximum tender amount with respect to the 7.250% senior notes due 2019 or 6.125% senior notes due 2041).

•	For general corporate purposes, which may include the repayment of our other indebtedness, working capital and repurchases of our common stock.
Following is a schedule of expected aggregate principal payments for our long-term debt as of July 25, 2016, the date of this filing (in millions):

Year Ended December 31,	Expected Aggregate Principal Payments(1)
2016(2)	$470.2
2017	1,225.0
2018	1,206.5
2019	2,537.4
2020	1,475.0
Thereafter	9,698.7
Total	$16,612.8

(1)	Includes the repayments, tender offers and redemption described above, excluding any potential final settlement for our 7.125% senior notes due 2018.

(2)	Represents expected aggregate principal payments for July 26, 2016 through December 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	a failure in the security or stability of our technology infrastructure or the infrastructure of one or more of our key vendors

•	our failure to execute on, or other issues arising under, certain key client contracts

•	significant changes within the pharmacy provider marketplace, including the loss of or adverse change in our relationship with one or more key pharmacy providers

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general

•	a significant failure or disruption in service within our operations or the operations of our vendors

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

•
the termination, loss, or unfavorable modification of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•
results in pending and future litigation, investigations or other proceedings which could subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.4% and 98.1% for the three months ended June 30, 2016 and 2015, respectively, and 98.3% and 98.1% of revenues for the six months ended June 30, 2016 and 2015, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Over the years, our claims volume has been impacted by certain in-group attrition and client losses. We also recognize that as the regulatory environment evolves, it may be necessary to make significant investments in order to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands, home delivery and specialty pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (85.6% and 85.4% for the three and six months ended June 30, 2016, respectively, as compared to 84.7% and 84.5% for the three and six months ended June 30, 2015, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
Revenues related to a large client were realized in the second quarters of each of 2016, 2015, 2014 and 2013 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our contractual revenue streams.
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
Notwithstanding our pending litigation, we continue to focus on providing exceptional service to Anthem and its clients with a view to helping Anthem grow its business and strengthening our business relationship. Our contract with Anthem expires at the end of 2019. Anthem may choose not to renew its contract or, if we do enter into a new contract with Anthem, it could be on terms less favorable to us than our current contract. Anthem’s decision whether to enter into a new contract with us, the terms of any new contract and the impact of non-renewal or new contract terms on our business will depend on a number of factors that we cannot currently anticipate or control, and could result in a material adverse effect on our business and results of operations.

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
RESULTS OF OPERATIONS
Our core PBM services involve management of prescription drug utilization to drive high quality, cost effective pharmaceutical care. Throughout the contract life cycle and upon renewal, we consult with clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. We offer innovative clinical programs to drive better health outcomes at lower cost. We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for access, safety and affordability.
Throughout the description below, reference is made to better management of supply chain. Management of supply chain includes negotiating pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts, as well as manufacturer rebate contracts. Our comprehensive set of solutions, including better management of supply chain, has the ability to reduce the rate of increase of our clients’ prescription drug spend and ultimately reduce our revenues while having a favorable impact on gross profit.
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

PBM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Product revenues:
Network revenues(1)	$13,084.1	$14,277.0	$26,084.7	$28,519.0
Home delivery and specialty revenues(2)	10,821.8	10,083.9	21,433.0	19,710.1
Service revenues	328.0	399.3	670.2	781.5
Total PBM revenues	24,233.9	24,760.2	48,187.9	49,010.6
Cost of PBM revenues(1)	22,116.1	22,678.6	44,273.4	45,144.5
PBM gross profit	2,117.8	2,081.6	3,914.5	3,866.1
PBM SG&A	872.3	968.8	1,746.3	1,946.0
PBM operating income	$1,245.5	$1,112.8	$2,168.2	$1,920.1
Claims:
Network	221.2	228.2	447.3	447.3
Home delivery and specialty(2)	29.3	30.0	59.5	60.0
Total PBM claims	250.5	258.2	506.8	507.3
Adjusted network(3)	229.4	232.9	464.1	452.0
Adjusted home delivery and specialty(2)(3)	85.7	88.1	174.4	176.4
Total adjusted PBM claims(3)	315.1	321.0	638.5	628.4

(1)
Includes retail pharmacy co-payments of $2,136.4 million and $2,322.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4,677.4 million and $4,956.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

PBM revenues. Network pharmacy revenues decreased $1,192.9 million, or 8.4%, in the three months ended June 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume and an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 86.3% of network claims in the three months ended June 30, 2016 as compared to 85.5% in 2015.
Home delivery and specialty revenues increased $737.9 million, or 7.3%, in the three months ended June 30, 2016 from 2015. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 80.9% of home delivery claims in the three months ended June 30, 2016 as compared to 79.6% in 2015.
Network pharmacy revenues decreased $2,434.3 million, or 8.5%, in the six months ended June 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, as well as an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 86.1% of network claims in the six months ended June 30, 2016 as compared to 85.3% in 2015.
Home delivery and specialty revenues increased $1,722.9 million, or 8.7%, in the six months ended June 30, 2016 from 2015. This increase relates primarily to inflation on branded drugs, partially offset by an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 80.3% of home delivery claims in the six months ended June 30, 2016 as compared to 79.2% in 2015.
Cost of PBM revenues. Cost of PBM revenues decreased $562.5 million, or 2.5%, in the three months ended June 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume and an increase in the aggregate generic fill rate, partially offset by inflation on branded drugs.

Cost of PBM revenues decreased $871.1 million, or 1.9%, in the six months ended June 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain and an increase in the aggregate generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit. PBM gross profit increased $36.2 million, or 1.7%, for the three months ended June 30, 2016 from 2015. This increase is primarily due to $40.7 million of transaction and integration costs incurred during the three months ended June 30, 2015 as compared to no such costs for the three months ended June 30, 2016, as well as better management of supply chain and cost savings from the increase in the aggregate generic fill rate (85.6% for the three months ended June 30, 2016 as compared to 84.7% in 2015). This increase is partially offset by the realization of $106.6 million of revenues related to a client contract for the three months ended June 30, 2016 as compared to $141.7 million for the three months ended June 30, 2015 and lower claims volume.
PBM gross profit increased $48.4 million, or 1.3%, for the six months ended June 30, 2016 from 2015. This increase is primarily due to $95.4 million of transaction and integration costs incurred during the six months ended June 30, 2015 as compared to no such costs for the six months ended June 30, 2016, as well as better management of supply chain and cost savings from the increase in the aggregate generic fill rate (85.4% for the six months ended June 30, 2016 as compared to 84.5% in 2015). This increase is partially offset by the realization of $106.6 million of revenues related to a client contract for the six months ended June 30, 2016 as compared to $141.7 million for the six months ended June 30, 2015.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $96.5 million, or 10.0%, for the three months ended June 30, 2016 from 2015. This decrease relates primarily to $88.1 million of transaction and integration costs incurred during the three months ended June 30, 2015 as compared to no such costs for the three months ended June 30, 2016.
SG&A for our PBM segment decreased $199.7 million, or 10.3%, for the six months ended June 30, 2016 from 2015. This decrease relates primarily to $129.0 million of transaction and integration costs and a $60.0 million legal settlement incurred during the six months ended June 30, 2015 as compared to no such costs for the six months ended June 30, 2016.
PBM operating income. PBM operating income increased $132.7 million, or 11.9%, and $248.1 million, or 12.9%, for the three and six months ended June 30, 2016 from 2015, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Product revenues	$908.1	$614.8	$1,656.1	$1,185.4
Service revenues	80.3	79.2	170.1	157.8
Total Other Business Operations revenues	988.4	694.0	1,826.2	1,343.2
Cost of Other Business Operations revenues	945.0	644.4	1,732.5	1,244.1
Other Business Operations gross profit	43.4	49.6	93.7	99.1
Other Business Operations SG&A	32.6	29.7	64.8	59.9
Other Business Operations operating income	$10.8	$19.9	$28.9	$39.2
Claims:
Other(1)	0.2	0.2	0.3	0.4
Total adjusted Other Business Operations claims	0.2	0.2	0.3	0.4
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income decreased $9.1 million, or 45.7%, and $10.3 million, or 26.3%, for the three and six months ended June 30, 2016 from 2015, respectively. These decreases are due primarily to timing and mix of business across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $0.2 million in the three months ended June 30, 2016 from 2015. This increase is primarily due to increased interest expense related to the issuance of $2,000.0 million of senior notes in February 2016. This increase is partially offset by decreased interest expense related to the repayment of various senior notes during both the year ended December 31, 2015 and the six months ended June 30, 2016.

Net other expense increased $18.9 million, or 8.0%, in the six months ended June 30, 2016 from 2015. This increase is primarily due to $6.7 million of costs related to the early repayment of our $1,500.0 million aggregate principal amount of 3.125% senior notes due 2016, as well as increased interest expense related to the 2015 credit agreement (as defined below) and the issuance of $2,000.0 million of senior notes in February 2016. This increase is partially offset by decreased interest expense related to the repayment of various senior notes during both the year ended December 31, 2015 and the six months ended June 30, 2016.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 35.8% and 35.3% for the three and six months ended June 30, 2016, respectively, from 40.0% and 39.1% for the same periods in 2015 due to both recurring and discrete events. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $30.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We recognized net discrete benefits of $13.8 million and $33.5 million for the three and six months ended June 30, 2016, compared to net discrete charges of $23.4 million and $25.7 million for the same periods in 2015. Our 2016 net discrete benefits and our 2015 net discrete charges primarily relate to changes in our unrecognized tax benefits.
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
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and six months ended June 30, 2016 increased $120.6 million, or 20.1%, and $205.6 million, or 19.7%, respectively, from 2015 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 28.1% and 28.4%, respectively, for the three months ended June 30, 2016 from 2015, and 31.8% and 32.0%, respectively, for the six months ended June 30, 2016 from 2015. These increases are primarily due to reduced shares outstanding (a total of 226.2 million shares held in treasury on June 30, 2016, compared to 177.6 million shares held in treasury on June 30, 2015), as well as higher operating income.

EBITDA AND ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of each of EBITDA attributable to Express Scripts (“EBITDA”) and adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”) to net income attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA(1)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2016	2015	2016	2015
Net income attributable to Express Scripts	720.7	600.1	$1,246.8	$1,041.2
Provision for income taxes	402.7	400.3	681.5	668.7
Depreciation and amortization(2)	548.2	588.2	1,073.5	1,144.9
Other expense, net	126.5	126.3	256.3	237.4
EBITDA(1)	1,798.1	1,714.9	3,258.1	3,092.2
Adjustments to EBITDA
Transaction and integration costs(2)	—	79.6	—	154.4
Legal settlement	—	—	—	60.0
EBITDA/Adjusted EBITDA(3)	1,798.1	1,794.5	3,258.1	3,306.6
Total adjusted claims(4)	315.3	321.2	638.8	628.8
EBITDA/Adjusted EBITDA per adjusted claim(5)	$5.70	$5.59	$5.10	$5.26

(1)
EBITDA is net income before provision for income taxes, depreciation and amortization and other expense. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

(2)
Depreciation and amortization for the three and six months ended June 30, 2016 includes an additional $31.7 million and $42.2 million, respectively, related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 3 - Goodwill and other intangible assets for additional details. Depreciation and amortization presented above includes $49.2 million and $70.0 million for the three and six months ended June 30, 2015, respectively, of depreciation related to the integration of Medco Health Solutions, Inc. (“Medco”) which is not included in transaction and integration costs.

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

The lower EBITDA and EBITDA per adjusted claim relative to the six months ended June 30, 2015 is primarily a result of: (i) the expected transition of a certain client (as a result of acquisition) at the end of 2015 and into 2016, of which the primary services provided were formulary management and manufacturer rebate services with no associated claims; (ii) the expected roll off of a certain client (as a result of acquisition) on January 1, 2016; and (iii) with respect to EBITDA per adjusted claim, the renewal of our second largest client beginning in May 2015, which initially resulted in lower EBITDA per adjusted claim.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the six months ended June 30, 2016, net cash provided by operating activities increased $8.8 million to $1,190.1 million, due partially to an increase in net income of $206.1 million in 2016 from 2015. In addition, changes in working capital resulted in a cash outflow of $980.6 million in 2016 compared to a cash outflow of $837.2 million in 2015, resulting in a total change of $143.4 million.
In the six months ended June 30, 2016, net cash used in investing activities increased $57.0 million to $161.9 million. Capital expenditures for purchases of property and equipment increased $51.4 million in 2016 from 2015. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In the six months ended June 30, 2016, net cash used in financing activities increased $708.3 million to $2,894.0 million. Cash outflows for 2016 include $3,320.2 million of treasury share repurchases and $1,575.0 million related to the repayment of debt, compared to outflows during the same period of 2015 of $5,500.0 million of treasury share repurchases and $2,315.8 million related to the repayment of debt. Cash inflows for 2016 include $1,991.0 million related to the issuance of the February 2016 Senior Notes (defined below) compared to inflows during the same period of 2015 of $5,500.0 million related to the 2015 credit agreement (defined below).
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
Including the shares initially delivered under the 2016 ASR Agreement and upon the settlement of the 2015 ASR Agreement, we repurchased 2.8 million shares and 55.1 million shares under our share repurchase program for $211.0 million and $4,675.0 million during the three months ended June 30, 2016 and 2015, respectively, and 48.5 million shares and 55.1 million shares under our share repurchase program for $3,585.2 million and $4,675.0 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there were 40.1 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At June 30, 2016, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At June 30, 2016, $2,150.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt. See Note 5 - Financing for additional details.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 with a termination date of April 2017. At June 30, 2016, no amounts were drawn under either facility.
SENIOR NOTES
In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of $1,500.0 million aggregate principal amount of our 3.125% senior notes due 2016 (which were fully redeemed in March and April 2016), to enter into an accelerated share repurchase program and for other general corporate purposes.
In July 2016, we issued $4,000.0 million aggregate principal amount of senior notes. We used a portion of the net proceeds from the sale of the July 2016 Senior Notes to repay a portion of our 2015 two-year term loan, to complete a tender offer for our 2.650% senior notes due 2017 and to complete a tender offer for a portion of each of our 7.125% senior notes due 2018, our 7.250% senior notes due 2019 and our 6.125% senior notes due 2041. We intend to use the remaining proceeds to redeem the remaining aggregate principal amount of our 2.650% senior notes due 2017, to complete the final settlement for the tender offer of the 7.125% senior notes due 2018 and for general corporate purposes. See Note 11 - Subsequent event for further information.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At June 30, 2016, we were in compliance with all covenants associated with our debt instruments.
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
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2016, we had $4,850.0 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $48.5 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, relating to proceedings involving the Company:

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (for purposes of this Item 3, “Accredo” and, collectively, “the Company”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes when they made charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted the Company’s motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, the Company’s motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment, cross memoranda in opposition were filed on June 6, 2016, and cross replies were filed on June 27, 2016.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This is a qui tam lawsuit in which the United States government has declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleges claims under the federal False Claims Act. The allegations asserted primarily concern an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleges that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the False Claims Act. The complaint seeks monetary damages, as well as costs and expenses. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim, and for failure to plead fraud with particularity. Relator filed a response to the motion on October 21, 2015 and the Company filed a reply on November 12, 2015. On January 20, 2016, the Court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice. Lager appealed the Court’s ruling and filed his opening Appellant’s Brief on April 18, 2016 and Accredo filed its Defendant’s Brief on June 17, 2016.

•
Anthem, Inc. v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed March 21, 2016). Anthem, Inc. (for purposes of this Item 1, “Anthem”) filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Item 1, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem.

Among other things, ESI counterclaims that: (1) Anthem breached the agreement by failing to negotiate in good faith with respect to its own proposed new pricing terms; (2) Anthem breached the implied covenant of good faith and fair dealing under the agreement by disregarding the terms of the transaction in which it negotiated and accepted a $4,675.0 million cash payment in 2009; (3) ESI is entitled to a declaratory judgment that Anthem does not have a contractual right to any change in pricing under the agreement, that ESI has no contractual obligation to ensure that Anthem is receiving any specific level of pricing, and that ESI’s sole obligation is to negotiate in good faith over any pricing terms proposed by Anthem; (4) ESI is entitled to a declaratory judgment regarding the timing of when the periodic pricing review ripened under the agreement, such that the process begins on the dates provided in the agreement; (5) ESI is entitled to a declaratory judgment that Anthem does not have the right to terminate the agreement; and (6) in the alternative, Anthem has been unjustly enriched by the $4,675.0 million payment. Anthem filed a motion to dismiss two counts of ESI’s amended counterclaims (items 2 and 6 as described above) on July 8, 2016.

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Eric Slusser, David Queller, and James Havel (United States District Court for the Southern District of New York) (filed May 4, 2016). Plaintiff filed this putative class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016. Plaintiff adopts many of Anthem’s Allegations in support of its claims that the Company and named individuals (the Company and named individuals are, collectively, the “Defendants”) violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public, including but not limited to the engaging in the following alleged activities: deceiving the investing public, causing plaintiff and class members to purchase the Company’s stock at artificially inflated prices, making untrue statements of material fact and/or omitting to state material facts, and engaging in acts, practices, and a course of business that operated as a scheme to defraud the investing public into paying inflated prices for the Company’s stock. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief.

•
John Doe One and John Doe Two v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed May 6, 2016). Plaintiffs filed this putative class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiff adopts many of Anthem’s Allegations in support of its claims that ESI breached fiduciary duties and otherwise violated its legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated the Unfair and Deceptive Trade Practices Act, and declaratory judgment. Plaintiffs seek compensatory damages, punitive damages, equitable relief and attorneys’ fees and costs.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company (Circuit Court of St. Louis County, State of Missouri) (filed June 6, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company (collectively referred to as the “Individual Defendants”) breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of its claims that the Individual Defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, that certain Individual Defendants breached fiduciary duties by selling the Company’s stock and were unjustly enriched. Plaintiff seeks damages on behalf of the Company from the Individual Defendants, disgorgement of Individual Defendants’ proceeds derived from sales of the Company’s common stock, equitable relief, and attorneys’ fees and costs.

•
Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc. (United States District Court for the Southern District of New York) (filed June 24, 2016). Plaintiffs filed this putative class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiff adopts many of Anthem’s Allegations in support of its claims that ESI and Anthem breached fiduciary duties, engaged in prohibited transactions, and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing and by charging plaintiffs for prescription drugs at rates in excess of market rates. Plaintiffs request compensatory damages, equitable relief, and their attorneys’ fees and costs.

•
Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Christopher A. McGinnis, Christopher K. Knib [sic], George Paz, Thomas P. Mac Mahon, Maura C. Breen, Woodrow A. Myers, Jr., William L. Roper, Roderick A. Palmore, Gary Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William J. Delaney (Circuit Court of St. Louis County, State of Missouri) (filed June 29, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company (collectively referred to as the “Individual Defendants”) breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of its claims that the Individual Defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, and unjustly enriched the Individual Defendants. Plaintiff seeks damages on behalf of the Company from the Individual Defendants, a stockholder vote for resolutions regarding amendments to the Company’s by-laws or articles of incorporation with respect to corporate governance policies, equitable relief including a constructive trust restricting the Individual Defendants’ stock trading activities, restitution and disgorgement of all profits or benefits obtained by the Individual Defendants, and attorneys’ fees and costs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended June 30, 2016 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program(1)
4/1/2016 - 4/30/2016	0.2	$74.68	0.2	42.7
5/1/2016 - 5/31/2016	1.8	73.49	1.8	40.9
6/1/2016 - 6/30/2016	0.8	76.01	0.8	40.1
Second Quarter 2016 Total	2.8	$74.29	2.8

(1)	Excludes the effect of the anticipated settlement of the 2016 ASR Program. See Note 6 - Common stock for further information regarding the 2016 ASR Agreement.
The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013. As of June 30, 2016, there were 40.1 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	July 25, 2016	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	July 25, 2016	By:	/s/ Eric Slusser
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

4.1
Eighteenth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.2
Nineteenth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.3
Twentieth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 5, 2016.

10.1	Executive Employment Agreement with Timothy Wentworth dated May 4, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.2	Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.3
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors to be used with respect to grants of restricted stock units by the Company to non-employee directors under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.4
Form of Stock Option Grant Notice for Non-Employee Directors to be used with respect to grants of stock options by the Company to non-employee directors under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.5
Form of Restricted Stock Unit Grant Notice to be used with respect to grants of restricted stock units by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.6
Form of Performance Share Award Notice to be used with respect to grants of performance shares by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.7
Form of Stock Option Grant Notice to be used with respect to grants of stock options by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 4, 2016.

10.8
Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016.

11.1	Statement regarding computation of earnings per share. (See Note 4 to the unaudited consolidated financial statements.)

31.1(2)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(2)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(2)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2(2)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.INS(2)	XBRL Taxonomy Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

2	Filed herein.