Form 10-Q
period 2016-09-30
Express Scripts Holding Co.
filed 2016-10-25
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of September 30, 2016:	616,621,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,304.7	$3,186.3
Receivables, net	6,967.0	6,721.3
Inventories	1,677.4	2,023.1
Prepaid expenses and other current assets	173.9	128.8
Total current assets	11,123.0	12,059.5
Property and equipment, net	1,255.5	1,291.3
Goodwill	29,278.3	29,277.3
Other intangible assets, net	9,099.1	10,469.7
Other assets	153.4	145.5
Total assets	$50,909.3	$53,243.3

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,717.1	$9,397.7
Accounts payable	3,791.1	3,451.8
Accrued expenses	2,286.3	2,659.4
Current maturities of long-term debt	1,184.0	1,646.4
Total current liabilities	15,978.5	17,155.3
Long-term debt	14,924.5	13,946.3
Deferred taxes	3,734.8	4,069.8
Other liabilities	662.5	691.4
Total liabilities	35,300.3	35,862.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 856.8 and 854.5, respectively; shares outstanding: 616.6 and 676.9, respectively	8.6	8.5
Additional paid-in capital	23,175.7	22,204.7
Accumulated other comprehensive loss	(9.6)	(14.0)
Retained earnings	10,366.5	8,396.8
	33,541.2	30,596.0
Common stock in treasury at cost, 240.2 and 177.6 shares, respectively	(17,940.9)	(13,223.2)
Total Express Scripts stockholders’ equity	15,600.3	17,372.8
Non-controlling interest	8.7	7.7
Total stockholders’ equity	15,609.0	17,380.5
Total liabilities and stockholders’ equity	$50,909.3	$53,243.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenues(1)	$25,410.1	$25,222.6	$75,424.2	$75,576.4
Cost of revenues(1)	23,136.0	23,049.1	69,141.9	69,437.7
Gross profit	2,274.1	2,173.5	6,282.3	6,138.7
Selling, general and administrative	858.1	1,007.3	2,669.2	3,013.2
Operating income	1,416.0	1,166.2	3,613.1	3,125.5
Other (expense) income:
Interest income and other	8.3	7.8	27.4	19.1
Interest expense and other	(273.4)	(128.4)	(548.8)	(377.1)
	(265.1)	(120.6)	(521.4)	(358.0)
Income before income taxes	1,150.9	1,045.6	3,091.7	2,767.5
Provision for income taxes	422.4	378.2	1,103.9	1,046.9
Net income	728.5	667.4	1,987.8	1,720.6
Less: Net income attributable to non-controlling interest	5.6	5.7	18.1	17.7
Net income attributable to Express Scripts	$722.9	$661.7	$1,969.7	$1,702.9

Weighted-average number of common shares outstanding during the period:
Basic	622.6	676.3	632.9	693.1
Diluted	627.1	682.2	637.4	699.5
Earnings per share:
Basic	$1.16	$0.98	$3.11	$2.46
Diluted	$1.15	$0.97	$3.09	$2.43

1
Includes retail pharmacy co-payments of $2,008.5 million and $2,161.5 million for the three months ended September 30, 2016 and 2015, respectively, and $6,685.9 million and $7,118.2 million for the nine months ended September 30, 2016 and 2015, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income	$728.5	$667.4	$1,987.8	$1,720.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.7)	(7.3)	4.4	(12.8)
Comprehensive income	726.8	660.1	1,992.2	1,707.8
Less: Comprehensive income attributable to non-controlling interest	5.6	5.7	18.1	17.7
Comprehensive income attributable to Express Scripts	$721.2	$654.4	$1,974.1	$1,690.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2015	854.5	$8.5	$22,204.7	$(14.0)	$8,396.8	$(13,223.2)	$7.7	$17,380.5
Net income	—	—	—	—	1,969.7	—	18.1	1,987.8
Other comprehensive income	—	—	—	4.4	—	—	—	4.4
Treasury stock acquired	—	—	825.0	—	—	(4,717.7)	—	(3,892.7)
Changes in stockholders’ equity related to employee stock plans	2.3	0.1	146.0	—	—	—	—	146.1
Distributions to non-controlling interest	—	—	—	—	—	—	(17.1)	(17.1)
Balance at September 30, 2016	856.8	$8.6	$23,175.7	$(9.6)	$10,366.5	$(17,940.9)	$8.7	$15,609.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$1,987.8	$1,720.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,611.2	1,727.7
Deferred income taxes	(334.0)	(270.5)
Employee stock-based compensation expense	81.9	86.8
Other, net	(19.1)	(45.3)
Changes in operating assets and liabilities:
Accounts receivable	(270.7)	(1,468.7)
Inventories	345.7	382.7
Other current and noncurrent assets	(43.5)	(139.7)
Claims and rebates payable	(680.7)	250.4
Accounts payable	348.0	172.2
Accrued expenses	(327.4)	(425.0)
Other current and noncurrent liabilities	(28.7)	(16.9)
Net cash flows provided by operating activities	2,670.5	1,974.3
Cash flows from investing activities:
Purchases of property and equipment	(237.6)	(177.1)
Other, net	(7.6)	19.2
Net cash used in investing activities	(245.2)	(157.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,986.8	5,500.0
Repayment of long-term debt	(5,395.0)	(3,353.3)
Treasury stock acquired	(3,892.7)	(5,500.0)
Net proceeds from employee stock plans	56.0	155.0
Excess tax benefit relating to employee stock-based compensation	11.1	53.0
Other, net	(75.7)	(58.8)
Net cash used in financing activities	(3,309.5)	(3,204.1)
Effect of foreign currency translation adjustment	2.6	(6.7)
Net decrease in cash and cash equivalents	(881.6)	(1,394.4)
Cash and cash equivalents at beginning of period	3,186.3	1,832.6
Cash and cash equivalents at end of period	$2,304.7	$438.2
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of September 30, 2016, the consolidated balance sheet as of December 31, 2015, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2016 and 2015, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2016, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
New accounting guidance. In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact of this standard on our consolidated statement of cash flows.
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. These amendments are expected to impact net income, earnings per share (“EPS”) and the consolidated statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
The fair values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable and accounts payable approximate carrying values due to the short-term maturities of these instruments. Financial assets accounted for at fair value on a recurring basis include cash equivalents of $1,644.6 million and $1,795.5 million and trading securities (included in other assets and consisting primarily of mutual funds) of $29.5 million and $26.8 million as of September 30, 2016 and December 31, 2015, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with original maturities of less than 90 days.
The fair values, which approximate the carrying values, of our 2015 two-year term loan and 2015 five-year term loan (Level 2) (as defined in Note 5 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes are $13,695.0 million and $11,078.0 million as of September 30, 2016 and December 31, 2015, respectively. See Note 5 - Financing for further discussion of the carrying values of our debt. The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.

Note 3 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, Pharmacy Benefit Management (“PBM”) and Other Business Operations.

	September 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,287.8	$(106.9)	$29,180.9	$29,286.7	$(106.8)	$29,179.9
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,385.2	$(106.9)	$29,278.3	$29,384.1	$(106.8)	$29,277.3
Other intangible assets
PBM
Customer contracts	$17,570.7	$(8,629.9)	$8,940.8	$17,570.3	$(7,290.0)	$10,280.3
Trade names	226.6	(100.3)	126.3	226.6	(83.6)	143.0
Miscellaneous	8.7	(7.8)	0.9	8.7	(6.5)	2.2
	17,806.0	(8,738.0)	9,068.0	17,805.6	(7,380.1)	10,425.5
Other Business Operations
Customer relationships	107.5	(95.9)	11.6	120.1	(98.1)	22.0
Trade names	35.7	(16.2)	19.5	35.7	(13.5)	22.2
	143.2	(112.1)	31.1	155.8	(111.6)	44.2
Total other intangible assets	$17,949.2	$(8,850.1)	$9,099.1	$17,961.4	$(7,491.7)	$10,469.7
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2015	$29,179.9	$97.4	$29,277.3
Foreign currency translation	1.0	—	1.0
Balance at September 30, 2016	$29,180.9	$97.4	$29,278.3
The aggregate amount of amortization expense of other intangible assets was $463.7 million and $432.9 million for the three months ended September 30, 2016 and 2015, respectively, and $1,370.7 million and $1,298.3 million for the nine months ended September 30, 2016 and 2015, respectively.
Included in total amortization expense is $55.4 million and $23.8 million for the three months ended September 30, 2016 and 2015, respectively, and $145.1 million and $71.4 million for the nine months ended September 30, 2016 and 2015, respectively, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $10.5 million for the first quarter of 2016 and by approximately $32.0 million per quarter beginning in the second quarter of 2016.
The weighted-average amortization period of intangible assets subject to amortization is 15 years, and by major intangible asset class is 8 to 20 years for customer-related intangible assets, 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life) and 5 years for other intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Weighted-average number of common shares outstanding during the period—basic	622.6	676.3	632.9	693.1
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	4.5	5.9	4.5	6.4
Weighted-average number of common shares outstanding during the period—diluted	627.1	682.2	637.4	699.5

(1)
Excludes equity awards of 8.6 million and 2.8 million for the three months ended September 30, 2016 and 2015, respectively, and 7.8 million and 2.2 million for the nine months ended September 30, 2016 and 2015, respectively. These were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, issued by us, ESI and Medco Health Solutions, Inc. (“Medco”), net of unamortized discounts, premiums and financing costs, consists of:

			September 30, 2016	December 31, 2015
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Senior notes(2)
$1,500.0 million, 3.125% senior notes due May 2016(3)	ESI	20	$—	$1,498.7
$1,500.0 million, 2.650% senior notes due February 2017(3)	Express Scripts	35	—	1,494.4
$500.0 million, 1.250% senior notes due June 2017(3)	Express Scripts	10	499.3	498.6
$1,200.0 million, 7.125% senior notes due March 2018(3)	Medco	50	876.3	1,296.9
$1,000.0 million, 2.250% senior notes due June 2019(3)	Express Scripts	15	994.6	993.1
$500.0 million, 7.250% senior notes due June 2019(3)	ESI	50	336.1	497.4
$500.0 million, 4.125% senior notes due September 2020(3)	Medco	25	504.2	504.9
$500.0 million, 3.300% senior notes due February 2021(3)	Express Scripts	35	495.6	—
$1,250.0 million, 4.750% senior notes due November 2021(3)	Express Scripts	45	1,239.1	1,237.5
$1,000.0 million, 3.900% senior notes due February 2022(3)	Express Scripts	40	983.4	981.3
$1,000.0 million, 3.000% senior notes due July 2023(3)	Express Scripts	25	992.1	—
$1,000.0 million, 3.500% senior notes due June 2024(3)	Express Scripts	20	987.9	986.8
$1,500.0 million, 4.500% senior notes due February 2026(3)	Express Scripts	45	1,480.7	—
$1,500.0 million, 3.400% senior notes due March 2027(4)	Express Scripts	30	1,488.5	—
$700.0 million, 6.125% senior notes due November 2041(3)	Express Scripts	50	444.0	692.5
$1,500.0 million, 4.800% senior notes due July 2046(3)	Express Scripts	40	1,482.9	—
Total senior notes			12,804.7	10,682.1
Term loans
$2,500.0 million, term loan due April 2017(5)	Express Scripts	N/A	499.5	1,995.5
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	2,804.3	2,915.1
Total term loans			3,303.8	4,910.6
Total debt			16,108.5	15,592.7
Current maturities of debt
$1,500.0 million, 3.125% senior notes due May 2016(2)(3)	ESI	20	—	1,498.7
$500.0 million, 1.250% senior notes due June 2017(2)(3)	Express Scripts	10	499.3	—
$2,500.0 million, term loan due April 2017(5)	Express Scripts	N/A	499.5	—
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	185.2	147.7
Total current maturities of long-term debt			1,184.0	1,646.4
Total long-term debt			$14,924.5	$13,946.3

(1)
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

(3)	Senior notes require interest to be paid semi-annually, commencing six months subsequent to issuance.

(4)	Senior notes require interest to be paid semi-annually, commencing with September 2016.

(5)
The 2015 two-year term loan and 2015 five-year term loan (each as defined below) had average interest rates of 1.62% and 1.74%, respectively, as of September 30, 2016 and 1.33% and 1.45%, respectively, as of December 31, 2015.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At September 30, 2016, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan.
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
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. At September 30, 2016, no amounts were drawn under either facility.
Senior notes. In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of our 3.125% senior notes due May 2016 (which were fully redeemed in April 2016), to enter into an accelerated share repurchase program and for other general corporate purposes.
In March 2016, we completed the tender offer for $934.7 million of our $1,500.0 million aggregate principal amount of 3.125% senior notes due May 2016 using the proceeds of the February 2016 Senior Notes, and wrote off the associated amount of discounts and financing costs. In April 2016, we completed the redemption of the remaining $565.3 million aggregate principal. These notes were redeemed at a redemption price equal to the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus unpaid interest of the notes being redeemed accrued to the redemption date. Total cash payments, excluding accrued interest, related to these notes were $1,506.7 million, which included $6.7 million of repayment costs.
Financing costs of approximately $16.0 million for the issuance of the February 2016 Senior Notes are being amortized over a weighted-average period of 8.8 years.
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1,000.0 million aggregate principal amount of 3.000% senior notes due July 2023

•	$1,500.0 million aggregate principal amount of 3.400% senior notes due March 2027

•	$1,500.0 million aggregate principal amount of 4.800% senior notes due July 2046
During the three months ended September 30, 2016, we used a portion of the net proceeds from the sale of the July 2016 Senior Notes for the following:

•	To repay $1,500.0 million of our $2,500.0 million aggregate principal 2015 two-year term loan (of which approximately $2,000.0 million was outstanding as of June 30, 2016).

•
To complete a tender offer for $1,104.8 million and redeem the remaining $395.2 million of our $1,500.0 million aggregate principal amount of 2.650% senior notes due February 2017. These notes were redeemed at a redemption price equal to the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 35 basis points, plus unpaid interest of the notes being redeemed accrued to the redemption date.

•
To complete a tender offer for $368.6 million of our $1,200.0 million aggregate principal amount of 7.125% senior notes due March 2018, $162.6 million of $500.0 million aggregate principal amount of 7.250% senior notes due June 2019 and $251.3 million of $700.0 million aggregate principal amount of 6.125% senior notes due November 2041.
In each of the above instances, we wrote off the associated amount of discounts, premiums and financing costs. Total cash payments related to the above, excluding accrued interest, were $3,919.6 million, which included approximately $136.0 million of repayment costs. We plan to use the remaining proceeds for general corporate purposes, which may include the repayment of our other indebtedness, working capital and repurchases of our common stock.
Financing costs of approximately $33.0 million for the issuance of the July 2016 Senior Notes are being amortized over a weighted-average period of 17.0 years.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At September 30, 2016, we were in compliance with all covenants associated with our debt instruments.
Schedule of maturities. Following is a schedule of maturities, excluding unamortized discounts, premiums and financing costs, for our long-term debt as of September 30, 2016 (in millions):

Year Ended December 31,	Maturities of Long-term Debt
2016(1)	$37.5
2017	1,225.0
2018	1,206.4
2019	2,537.4
2020	1,475.0
Thereafter	9,698.7
Total	$16,180.0

(1)	Represents expected aggregate principal payments for the three months ending December 31, 2016.
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
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an initial payment (the “prepayment amount”) of $2,800.0 million. Under the terms of the 2016 ASR Agreement, upon payment of the prepayment amount, we received an initial delivery of 32.1 million shares of our common stock at a price of $69.69 per share, which represented, based on the closing share price of our common stock on Nasdaq on February 25, 2016, approximately 80% of the prepayment amount. The final purchase price per share (the “forward price”) and the final number of shares received were determined using the arithmetic mean of the daily volume-weighted average price per share of our common stock (the “VWAP”) over the term of the 2016 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the 2016 ASR Agreement (including a cap on the forward price). In August 2016, we settled the 2016 ASR Agreement and received 6.2 million additional shares, resulting in a total of 38.3 million shares received under the 2016 ASR Agreement.
The 2016 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million in the unaudited consolidated balance sheet. The $560.0 million recorded in additional paid-in capital was reclassified to treasury stock upon settlement of the 2016 ASR Agreement in August 2016. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2016 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2016 ASR Agreement.

Treasury share repurchases. Including the shares received under the 2016 ASR Agreement, we repurchased 14.1 million shares under our share repurchase program for $1,132.5 million during the three months ended September 30, 2016. There were no repurchases of the Company’s common stock during the third quarter of 2015. Including the shares received under the 2016 ASR Agreement and upon settlement of the 2015 ASR Agreement, we repurchased 62.6 million shares and 55.1 million shares under our share repurchase program for $4,717.7 million and $4,675.0 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were 26.0 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
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
We recognized stock-based compensation expense of $27.2 million and $32.4 million in the three months ended September 30, 2016 and 2015, respectively, and $81.9 million and $86.8 million in the nine months ended September 30, 2016 and 2015, respectively. Unamortized stock-based compensation as of September 30, 2016 was $45.4 million for stock options and $58.0 million for restricted stock units and performance shares.
Stock options. During the nine months ended September 30, 2016, we granted 4.2 million stock options with a weighted-average fair market value of $13.75 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	0.9%-1.2%	1.0%-1.6%	0.9%-1.4%	1.0%-1.7%
Expected volatility of stock	20%-25%	20%-25%	20%-25%	20%-26%
Expected dividend yield	None	None	None	None
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
Restricted stock units and performance shares. During the nine months ended September 30, 2016, we granted 1.0 million restricted stock units and performance shares with a weighted-average fair market value of $69.81 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the nine months ended September 30, 2016, 0.1 million of common stock shares were issued in settlement of performance shares granted in March 2013.
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
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that ESI and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices and have filed a motion for class certification. In March 2014, after rejecting defendants’ objections regarding plaintiffs’ lack of standing and certain constitutionality issues, the Ninth Circuit Court of Appeals remanded the case to the district court for further proceedings. On August 26, 2016, defendants filed a motion to deny class certification. Plaintiffs filed a memorandum in opposition to the motion on September 16, 2016 and defendants filed a reply in support of the motion on October 3, 2016. A hearing on the motion to deny class certification was held on October 17, 2016 and we await the court’s ruling.

•
Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., and North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending. Oral arguments were held in January 2012.

•
Anthem, Inc. v. Express Scripts, Inc. Anthem filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues. On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Anthem filed a motion to dismiss two counts of ESI’s amended counterclaims on July 8, 2016, and the Company filed a brief in opposition on August 5, 2016, which has been fully briefed.

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, et al. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief (for purposes of this Note 8, “Securities Action”). On July 27, 2016, the court appointed a lead plaintiff (for purposes of this Note 8, “Lead Plaintiff”). On August 15, 2016, the Company filed a motion to transfer venue to the Circuit Court of St. Louis County, Missouri, which was fully briefed as of September 8, 2016. On October 14, 2016, Lead Plaintiff filed an amended class action complaint.

•
In re Express Scripts/Anthem ERISA Litigation (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). Plaintiffs filed a First Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, et al. Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached certain fiduciary duties and were unjustly enriched. Plaintiff seeks damages on behalf of the Company from the named defendants, disgorgement of individual defendants’ proceeds derived from sales of the Company’s common stock, equitable relief, and attorneys’ fees and costs. On July 28, 2016, a stipulation and order was entered staying the case until 45 days after Lead Plaintiff in the Securities Action files an amended class action complaint. Lead Plaintiff filed an amended consolidated complaint in the Securities Action on October 14, 2016.

•
Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, et al. Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached certain fiduciary duties and were unjustly enriched. Plaintiff seeks damages on behalf of the Company from the named defendants, a stockholder vote for resolutions regarding amendments to the Company’s by-laws or articles of incorporation with respect to corporate governance policies, equitable relief including a constructive trust restricting the individual defendants’ stock trading activities, restitution and disgorgement of all profits or benefits obtained by the individual defendant’s, and attorneys’ fees and costs.

•
Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, et al. Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff seeks damages on behalf of the Company from Individual Defendants, equitable injunctive relief, and attorneys’ fees and costs.

•
M. Scott Brewer, et al., in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, et al. Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched and also asserting a claim for corporate waste. Plaintiff seeks damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment and imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs.

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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and nine months ended September 30, 2016 and 2015.

(in millions)	PBM(1)	Other Business Operations	Total
For the three months ended September 30, 2016
Product revenues:
Network revenues(2)	$13,000.6	$—	$13,000.6
Home delivery and specialty revenues(3)	11,031.8	—	11,031.8
Other revenues(4)	—	922.2	922.2
Service revenues	377.0	78.5	455.5
Total revenues	24,409.4	1,000.7	25,410.1
Depreciation and amortization expense	529.9	7.8	537.7
Operating income	1,404.9	11.1	1,416.0
Interest income and other			8.3
Interest expense and other			(273.4)
Income before income taxes			1,150.9
Capital expenditures	74.3	4.8	79.1
For the three months ended September 30, 2015
Product revenues:
Network revenues(2)	$13,747.2	$—	$13,747.2
Home delivery and specialty revenues(3)	10,331.8	—	10,331.8
Other revenues(4)	—	624.3	624.3
Service revenues	432.4	86.9	519.3
Total revenues	24,511.4	711.2	25,222.6
Depreciation and amortization expense	575.2	7.6	582.8
Operating income	1,150.8	15.4	1,166.2
Interest income and other			7.8
Interest expense and other			(128.4)
Income before income taxes			1,045.6
Capital expenditures	64.8	5.2	70.0

(in millions)	PBM(1)	Other Business Operations	Total
For the nine months ended September 30, 2016
Product revenues:
Network revenues(2)	$39,085.3	$—	$39,085.3
Home delivery and specialty revenues(3)	32,464.8	—	32,464.8
Other revenues(4)	—	2,578.3	2,578.3
Service revenues	1,047.2	248.6	1,295.8
Total revenues	72,597.3	2,826.9	75,424.2
Depreciation and amortization expense	1,587.3	23.9	1,611.2
Operating income	3,573.1	40.0	3,613.1
Interest income and other			27.4
Interest expense and other			(548.8)
Income before income taxes			3,091.7
Capital expenditures	224.6	13.0	237.6
For the nine months ended September 30, 2015
Product revenues:
Network revenues(2)	$42,266.2	$—	$42,266.2
Home delivery and specialty revenues(3)	30,041.9	—	30,041.9
Other revenues(4)	—	1,809.7	1,809.7
Service revenues	1,213.9	244.7	1,458.6
Total revenues	73,522.0	2,054.4	75,576.4
Depreciation and amortization expense	1,705.2	22.5	1,727.7
Operating income	3,070.9	54.6	3,125.5
Interest income and other			19.1
Interest expense and other			(377.1)
Income before income taxes			2,767.5
Capital expenditures	158.0	19.1	177.1

(1)
PBM total revenues and operating income for the nine months ended September 30, 2016 and 2015 includes $106.6 million and $141.7 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2016 and 2015 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,008.5 million and $2,161.5 million for the three months ended September 30, 2016 and 2015, respectively, and $6,685.9 million and $7,118.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Following is the summary of total assets by reportable segment:

(in millions)	September 30, 2016	December 31, 2015
PBM	$49,569.8	$52,174.9
Other Business Operations	1,339.5	1,068.4
Total assets	$50,909.3	$53,243.3
We have contracts with Anthem and the United States Department of Defense. These two clients represent 10% or greater of our consolidated revenues for the three and nine months ended September 30, 2016 and in the aggregate represent 29.6% and 29.8% of consolidated revenues for the three and nine months ended September 30, 2016, respectively.
Revenues earned by our international businesses totaled $22.2 million and $19.8 million for the three months ended September 30, 2016 and 2015, respectively, and $66.3 million and $61.1 million for the nine months ended September 30, 2016 and 2015, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $23.9 million and $21.8 million as of September 30, 2016 and December 31, 2015, respectively. All other long-lived assets are domiciled in the United States.
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

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2016
Cash and cash equivalents	$—	$1,772.7	$—	$44.6	$487.4	$—	$2,304.7
Receivables, net	—	3,291.0	807.5	2,080.8	787.7	—	6,967.0
Other current assets	—	89.3	—	1,698.8	63.2	—	1,851.3
Total current assets	—	5,153.0	807.5	3,824.2	1,338.3	—	11,123.0
Property and equipment, net	—	763.9	3.5	466.6	21.5	—	1,255.5
Investments in subsidiaries	42,889.1	11,716.1	9,426.5	—	—	(64,031.7)	—
Intercompany	—	—	693.8	15,250.2	492.1	(16,436.1)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	21.0	—	29,278.3
Other intangible assets, net	—	740.3	7,259.7	1,088.5	10.6	—	9,099.1
Other assets	7.5	238.0	25.8	9.3	8.6	(135.8)	153.4
Total assets	$42,896.6	$21,733.7	$40,826.7	$24,163.8	$1,892.1	$(80,603.6)	$50,909.3
Claims and rebates payable	$—	$6,108.6	$2,608.5	$—	$—	$—	$8,717.1
Accounts payable	—	987.6	44.7	2,684.8	74.0	—	3,791.1
Accrued expenses	93.7	1,048.1	334.1	218.7	591.7	—	2,286.3
Current maturities of long-term debt	1,184.0	—	—	—	—	—	1,184.0
Total current liabilities	1,277.7	8,144.3	2,987.3	2,903.5	665.7	—	15,978.5
Long-term debt	13,207.9	336.1	1,380.5	—	—	—	14,924.5
Intercompany	12,810.7	3,625.4	—	—	—	(16,436.1)	—
Deferred taxes	—	—	2,563.0	1,296.4	11.2	(135.8)	3,734.8
Other liabilities	—	371.9	262.8	9.6	18.2	—	662.5
Non-controlling interest	—	—	—	—	8.7	—	8.7
Express Scripts stockholders’ equity	15,600.3	9,256.0	33,633.1	19,954.3	1,188.3	(64,031.7)	15,600.3
Total liabilities and stockholders’ equity	$42,896.6	$21,733.7	$40,826.7	$24,163.8	$1,892.1	$(80,603.6)	$50,909.3

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2015
Cash and cash equivalents	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3
Receivables, net	—	3,445.9	1,123.5	1,768.3	383.6	—	6,721.3
Other current assets	—	34.2	3.2	2,080.6	33.9	—	2,151.9
Total current assets	—	5,437.4	1,129.6	3,877.7	1,614.8	—	12,059.5
Property and equipment, net	—	768.1	3.7	500.3	19.2	—	1,291.3
Investments in subsidiaries	40,819.1	11,191.6	9,500.4	—	—	(61,511.1)	—
Intercompany	—	—	1,009.5	14,429.4	231.7	(15,670.6)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.0	—	29,277.3
Other intangible assets, net	—	893.7	8,265.2	1,298.8	12.0	—	10,469.7
Other assets	6.6	314.5	22.2	7.0	7.8	(212.6)	145.5
Total assets	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3
Claims and rebates payable	$—	$5,543.7	$3,854.0	$—	$—	$—	$9,397.7
Accounts payable	—	970.0	94.8	2,297.2	89.8	—	3,451.8
Accrued expenses	9.6	1,126.2	543.9	194.3	785.4	—	2,659.4
Current maturities of long-term debt	147.7	1,498.7	—	—	—	—	1,646.4
Total current liabilities	157.3	9,138.6	4,492.7	2,491.5	875.2	—	17,155.3
Long-term debt	11,647.1	497.4	1,801.8	—	—	—	13,946.3
Intercompany	11,648.3	4,022.3	—	—	—	(15,670.6)	—
Deferred taxes	0.2	—	2,833.2	1,442.9	6.1	(212.6)	4,069.8
Other liabilities	—	374.7	288.4	15.9	12.4	—	691.4
Non-controlling interest	—	—	—	—	7.7	—	7.7
Express Scripts stockholders’ equity	17,372.8	7,694.7	33,124.4	19,687.9	1,004.1	(61,511.1)	17,372.8
Total liabilities and stockholders’ equity	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2016
Revenues	$—	$9,910.4	$6,044.4	$9,973.0	$472.0	$(989.7)	$25,410.1
Operating expenses	—	9,148.0	5,699.5	9,770.7	365.6	(989.7)	23,994.1
Operating income	—	762.4	344.9	202.3	106.4	—	1,416.0
Other (expense) income:
Interest expense and other, net	(211.8)	(29.9)	(21.3)	—	(2.1)	—	(265.1)
Intercompany interest income (expense)	132.8	(66.4)	—	(66.4)	—	—	—
Other expense, net	(79.0)	(96.3)	(21.3)	(66.4)	(2.1)	—	(265.1)
Income (loss) before income taxes	(79.0)	666.1	323.6	135.9	104.3	—	1,150.9
Provision (benefit) for income taxes	(27.9)	279.2	91.3	58.4	21.4	—	422.4
Income (loss) before equity in earnings of subsidiaries	(51.1)	386.9	232.3	77.5	82.9	—	728.5
Equity in earnings (loss) of subsidiaries	774.0	178.1	(23.3)	—	—	(928.8)	—
Net income	722.9	565.0	209.0	77.5	82.9	(928.8)	728.5
Less: Net income attributable to non-controlling interest	—	—	—	—	5.6	—	5.6
Net income attributable to Express Scripts	722.9	565.0	209.0	77.5	77.3	(928.8)	722.9
Other comprehensive loss	(1.7)	(1.7)	—	—	(1.7)	3.4	(1.7)
Comprehensive income attributable to Express Scripts	$721.2	$563.3	$209.0	$77.5	$75.6	$(925.4)	$721.2

For the three months ended September 30, 2015
Revenues	$—	$9,924.7	$7,123.5	$8,962.4	$482.1	$(1,270.1)	$25,222.6
Operating expenses	—	9,188.6	7,060.2	8,699.6	378.1	(1,270.1)	24,056.4
Operating income	—	736.1	63.3	262.8	104.0	—	1,166.2
Other (expense) income:
Interest (expense) income and other, net	(90.5)	(17.5)	(12.5)	2.0	(2.1)	—	(120.6)
Intercompany interest income (expense)	64.8	(32.4)	—	(32.4)	—	—	—
Other expense, net	(25.7)	(49.9)	(12.5)	(30.4)	(2.1)	—	(120.6)
Income (loss) before income taxes	(25.7)	686.2	50.8	232.4	101.9	—	1,045.6
Provision (benefit) for income taxes	(9.1)	256.9	37.9	77.7	14.8	—	378.2
Income (loss) before equity in earnings of subsidiaries	(16.6)	429.3	12.9	154.7	87.1	—	667.4
Equity in earnings (loss) of subsidiaries	678.3	288.0	(51.9)	—	—	(914.4)	—
Net income (loss)	661.7	717.3	(39.0)	154.7	87.1	(914.4)	667.4
Less: Net income attributable to non-controlling interest	—	—	—	—	5.7	—	5.7
Net income (loss) attributable to Express Scripts	661.7	717.3	(39.0)	154.7	81.4	(914.4)	661.7
Other comprehensive loss	(7.3)	(7.3)	—	—	(7.3)	14.6	(7.3)
Comprehensive income (loss) attributable to Express Scripts	$654.4	$710.0	$(39.0)	$154.7	$74.1	$(899.8)	$654.4

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2016
Revenues	$—	$29,302.2	$18,519.0	$28,866.0	$1,641.1	$(2,904.1)	$75,424.2
Operating expenses	—	27,439.3	17,620.3	28,263.2	1,392.4	(2,904.1)	71,811.1
Operating income	—	1,862.9	898.7	602.8	248.7	—	3,613.1
Other (expense) income:
Interest (expense) income and other, net	(420.1)	(59.1)	(42.8)	4.3	(3.7)	—	(521.4)
Intercompany interest income (expense)	262.4	(131.2)	—	(131.2)	—	—	—
Other expense, net	(157.7)	(190.3)	(42.8)	(126.9)	(3.7)	—	(521.4)
Income (loss) before income taxes	(157.7)	1,672.6	855.9	475.9	245.0	—	3,091.7
Provision (benefit) for income taxes	(57.4)	620.8	301.9	209.5	29.1	—	1,103.9
Income (loss) before equity in earnings of subsidiaries	(100.3)	1,051.8	554.0	266.4	215.9	—	1,987.8
Equity in earnings (loss) of subsidiaries	2,070.0	509.5	(45.3)	—	—	(2,534.2)	—
Net income	1,969.7	1,561.3	508.7	266.4	215.9	(2,534.2)	1,987.8
Less: Net income attributable to non-controlling interest	—	—	—	—	18.1	—	18.1
Net income attributable to Express Scripts	1,969.7	1,561.3	508.7	266.4	197.8	(2,534.2)	1,969.7
Other comprehensive income	4.4	4.4	—	—	4.4	(8.8)	4.4
Comprehensive income attributable to Express Scripts	$1,974.1	$1,565.7	$508.7	$266.4	$202.2	$(2,543.0)	$1,974.1

For the nine months ended September 30, 2015
Revenues	$—	$29,865.3	$22,113.8	$25,866.8	$1,594.6	$(3,864.1)	$75,576.4
Operating expenses	—	27,913.7	21,857.3	25,196.1	1,347.9	(3,864.1)	72,450.9
Operating income	—	1,951.6	256.5	670.7	246.7	—	3,125.5
Other (expense) income:
Interest (expense) income and other, net	(256.4)	(57.1)	(41.0)	2.7	(6.2)	—	(358.0)
Intercompany interest income (expense)	216.4	(108.2)	—	(108.2)	—	—	—
Other expense, net	(40.0)	(165.3)	(41.0)	(105.5)	(6.2)	—	(358.0)
Income (loss) before income taxes	(40.0)	1,786.3	215.5	565.2	240.5	—	2,767.5
Provision (benefit) for income taxes	(14.4)	677.0	120.8	240.6	22.9	—	1,046.9
Income (loss) before equity in earnings of subsidiaries	(25.6)	1,109.3	94.7	324.6	217.6	—	1,720.6
Equity in earnings (loss) of subsidiaries	1,728.5	1,037.6	(513.1)	—	—	(2,253.0)	—
Net income (loss)	1,702.9	2,146.9	(418.4)	324.6	217.6	(2,253.0)	1,720.6
Less: Net income attributable to non-controlling interest	—	—	—	—	17.7	—	17.7
Net income (loss) attributable to Express Scripts	1,702.9	2,146.9	(418.4)	324.6	199.9	(2,253.0)	1,702.9
Other comprehensive loss	(12.8)	(12.8)	—	—	(12.8)	25.6	(12.8)
Comprehensive income (loss) attributable to Express Scripts	$1,690.1	$2,134.1	$(418.4)	$324.6	$187.1	$(2,227.4)	$1,690.1

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2016
Net cash flows provided by (used in) operating activities	$(1.4)	$2,136.0	$21.8	$908.6	$(394.5)	$—	$2,670.5
Cash flows from investing activities:
Purchases of property and equipment	—	(177.4)	—	(53.8)	(6.4)	—	(237.6)
Other, net	—	2.3	—	(1.0)	(8.9)	—	(7.6)
Net cash used in investing activities	—	(175.1)	—	(54.8)	(15.3)	—	(245.2)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,986.8	—	—	—	—	—	5,986.8
Repayment of long-term debt	(3,363.8)	(1,662.5)	(368.7)	—	—	—	(5,395.0)
Treasury stock acquired	(3,892.7)	—	—	—	—	—	(3,892.7)
Net proceeds from employee stock plans	56.0	—	—	—	—	—	56.0
Excess tax benefit relating to employee stock-based compensation	—	7.4	3.7	—	—	—	11.1
Other, net	(49.0)	(15.0)	28.6	(9.7)	(30.6)	—	(75.7)
Net intercompany transactions	1,264.1	(475.4)	311.7	(828.3)	(272.1)	—	—
Net cash (used in) provided by financing activities	1.4	(2,145.5)	(24.7)	(838.0)	(302.7)	—	(3,309.5)
Effect of foreign currency translation adjustment	—	—	—	—	2.6	—	2.6
Net (decrease) increase in cash and cash equivalents	—	(184.6)	(2.9)	15.8	(709.9)	—	(881.6)
Cash and cash equivalents at beginning of period	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of period	$—	$1,772.7	$—	$44.6	$487.4	$—	$2,304.7

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2015
Net cash flows provided by (used in) operating activities	$14.8	$1,274.2	$24.9	$1,270.5	$(566.1)	$(44.0)	$1,974.3
Cash flows from investing activities:
Purchases of property and equipment	—	(124.2)	—	(47.0)	(5.9)	—	(177.1)
Other, net	—	17.8	—	—	1.4	—	19.2
Net cash used in investing activities	—	(106.4)	—	(47.0)	(4.5)	—	(157.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	—	5,500.0
Repayment of long-term debt	(2,853.3)	—	(500.0)	—	—	—	(3,353.3)
Treasury stock acquired	(5,500.0)	—	—	—	—	—	(5,500.0)
Net proceeds from employee stock plans	155.0	—	—	—	—	—	155.0
Excess tax benefit relating to employee stock-based compensation	—	20.5	32.5	—	—	—	53.0
Other, net	(28.0)	—	—	(11.1)	(63.7)	44.0	(58.8)
Net intercompany transactions	2,711.5	(1,960.9)	442.1	(1,208.7)	16.0	—	—
Net used in financing activities	(14.8)	(1,940.4)	(25.4)	(1,219.8)	(47.7)	44.0	(3,204.1)
Effect of foreign currency translation adjustment	—	—	—	—	(6.7)	—	(6.7)
Net (decrease) increase in cash and cash equivalents	—	(772.6)	(0.5)	3.7	(625.0)	—	(1,394.4)
Cash and cash equivalents at beginning of period	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of period	$—	$183.4	$—	$17.4	$237.4	$—	$438.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
These and other relevant factors and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either the foregoing list, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.2% and 97.9% for the three months ended September 30, 2016 and 2015, respectively, and 98.3% and 98.1% of revenues for the nine months ended September 30, 2016 and 2015, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Over the years, our claims volume has been impacted by certain in-group attrition and client losses. We also recognize that as the regulatory environment evolves, it may be necessary to make significant investments in order to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (85.4% for both the three and nine months ended September 30, 2016 as compared to 84.5% for both the three and nine months ended September 30, 2015). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
Revenues related to a large client were realized in the second quarters of each of 2016, 2015, 2014 and 2013 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our contractual revenue streams.
On March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with Anthem (see Part II - Item 1 - Legal Proceedings). We are confident in the strength of our legal position and believe that we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations.
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

PBM OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Product revenues:
Network revenues(1)	$13,000.6	$13,747.2	$39,085.3	$42,266.2
Home delivery and specialty revenues(2)	11,031.8	10,331.8	32,464.8	30,041.9
Service revenues	377.0	432.4	1,047.2	1,213.9
Total PBM revenues	24,409.4	24,511.4	72,597.3	73,522.0
Cost of PBM revenues(1)	22,177.9	22,386.2	66,451.3	67,530.7
PBM gross profit	2,231.5	2,125.2	6,146.0	5,991.3
PBM SG&A	826.6	974.4	2,572.9	2,920.4
PBM operating income	$1,404.9	$1,150.8	$3,573.1	$3,070.9
Claims:
Network	217.0	232.8	664.3	680.1
Home delivery and specialty(2)	29.9	29.9	89.4	89.9
Total PBM claims	246.9	262.7	753.7	770.0
Adjusted network(3)	224.5	240.8	688.6	692.8
Adjusted home delivery and specialty(2)(3)	87.6	87.4	262.0	263.8
Total adjusted PBM claims(3)	312.1	328.2	950.6	956.6

(1)
Includes retail pharmacy co-payments of $2,008.5 million and $2,161.5 million for the three months ended September 30, 2016 and 2015, respectively, and $6,685.9 million and $7,118.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

PBM revenues. Network pharmacy revenues decreased $746.6 million, or 5.4%, in the three months ended September 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume and an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 86.0% of network claims in the three months ended September 30, 2016 as compared to 85.1% in 2015.
Home delivery and specialty revenues increased $700.0 million, or 6.8%, in the three months ended September 30, 2016 from 2015. This increase relates primarily to inflation on branded drugs, partially offset by an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 81.3% of home delivery claims in the three months ended September 30, 2016 as compared to 80.3% in 2015.
Network pharmacy revenues decreased $3,180.9 million, or 7.5%, in the nine months ended September 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume and an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 86.1% of network claims in the nine months ended September 30, 2016 as compared to 85.2% in 2015.
Home delivery and specialty revenues increased $2,422.9 million, or 8.1%, in the nine months ended September 30, 2016 from 2015. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 80.6% of home delivery claims in the nine months ended September 30, 2016 as compared to 79.6% in 2015.
Cost of PBM revenues. Cost of PBM revenues decreased $208.3 million, or 0.9%, in the three months ended September 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume and an increase in the aggregate generic fill rate, partially offset by inflation on branded drugs.

Cost of PBM revenues decreased $1,079.4 million, or 1.6%, in the nine months ended September 30, 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume and an increase in the aggregate generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit. PBM gross profit increased $106.3 million, or 5.0%, for the three months ended September 30, 2016 from 2015. This increase is primarily due to $45.2 million of transaction and integration costs incurred during the three months ended September 30, 2015 as compared to no such costs for the three months ended September 30, 2016, as well as better management of supply chain and cost savings from the increase in the aggregate generic fill rate (85.4% for the three months ended September 30, 2016 as compared to 84.5% in 2015). This increase is partially offset by lower claims volume.
PBM gross profit increased $154.7 million, or 2.6%, for the nine months ended September 30, 2016 from 2015. This increase is primarily due to $140.6 million of transaction and integration costs incurred during the nine months ended September 30, 2015 as compared to no such costs for the nine months ended September 30, 2016, as well as better management of supply chain and cost savings from the increase in the aggregate generic fill rate (85.4% for the nine months ended September 30, 2016 as compared to 84.5% in 2015). This increase is partially offset by the realization of $106.6 million of revenues related to a client contract for the nine months ended September 30, 2016 as compared to $141.7 million for the nine months ended September 30, 2015 and by lower claims volume.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $147.8 million, or 15.2%, for the three months ended September 30, 2016 from 2015. This decrease relates primarily to $68.2 million of transaction and integration costs and $30.7 million of additional depreciation and amortization costs (related to certain retired assets) incurred during the three months ended September 30, 2015 as compared to no such costs for the three months ended September 30, 2016.
SG&A for our PBM segment decreased $347.5 million, or 11.9%, for the nine months ended September 30, 2016 from 2015. This decrease relates primarily to $197.2 million of transaction and integration costs, a $60.0 million legal settlement and $77.3 million of additional depreciation and amortization costs (related to certain retired assets) incurred during the nine months ended September 30, 2015 as compared to no such costs for the nine months ended September 30, 2016.
PBM operating income. PBM operating income increased $254.1 million, or 22.1%, and $502.2 million, or 16.4%, for the three and nine months ended September 30, 2016 from 2015, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Product revenues	$922.2	$624.3	$2,578.3	$1,809.7
Service revenues	78.5	86.9	248.6	244.7
Total Other Business Operations revenues	1,000.7	711.2	2,826.9	2,054.4
Cost of Other Business Operations revenues	958.1	662.9	2,690.6	1,907.0
Other Business Operations gross profit	42.6	48.3	136.3	147.4
Other Business Operations SG&A	31.5	32.9	96.3	92.8
Other Business Operations operating income	$11.1	$15.4	$40.0	$54.6
Claims:
Other(1)	0.1	0.1	0.4	0.5
Total adjusted Other Business Operations claims	0.1	0.1	0.4	0.5
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations operating income decreased $4.3 million, or 27.9%, and $14.6 million, or 26.7%, for the three and nine months ended September 30, 2016 from 2015, respectively. These decreases are due primarily to timing and mix of business across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $144.5 million in the three months ended September 30, 2016 from 2015. This increase is primarily due to $136.0 million of costs related the early repayment of debt and increased interest expense related to the issuance of $2,000.0 million of senior notes in February 2016 and the issuance of $4,000.0 million of senior notes in July 2016.

This increase is partially offset by decreased interest expense related to the repayment of debt during both the year ended December 31, 2015 and the nine months ended September 30, 2016.
Net other expense increased $163.4 million, or 45.6%, in the nine months ended September 30, 2016 from 2015. This increase is primarily due to $142.7 million of costs related to the early repayment of debt and increased interest expense related to the 2015 credit agreement (as defined below), the issuance of $2,000.0 million of senior notes in February 2016 and the issuance of $4,000.0 million of senior notes in July 2016. This increase is partially offset by decreased interest expense related to the repayment of debt during both the year ended December 31, 2015 and the nine months ended September 30, 2016.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts increased to 36.9% for the three months ended September 30, 2016 from 36.4% for the same period in 2015 and decreased to 35.9% for the nine months ended September 30, 2016 from 38.1% for the same periods in 2015 due to both recurring and discrete events. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $587.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations. Included in this $587.0 million is a $531.0 million potential tax benefit related to the disposition of PolyMedica Corporation (Liberty) for which no benefit has been recognized to date.
We recognized net discrete benefits of $2.2 million and $35.7 million for the three and nine months ended September 30, 2016, compared to net discrete benefits of $12.7 million and net discrete charges of $13.0 million for the same periods in 2015. Our 2016 net discrete benefits and our 2015 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and nine months ended September 30, 2016 increased $61.2 million, or 9.2%, and $266.8 million, or 15.7%, respectively, from 2015 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts increased 18.4% and 18.6%, respectively, for the three months ended September 30, 2016 from 2015, and 26.4% and 27.2%, respectively, for the nine months ended September 30, 2016 from 2015. These increases are primarily due to reduced shares outstanding (a total of 240.2 million shares held in treasury on September 30, 2016, compared to 177.6 million shares held in treasury on September 30, 2015), as well as higher operating income.

EBITDA AND ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of each of EBITDA attributable to Express Scripts (“EBITDA”) and adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”) to net income attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under U.S. generally accepted accounting principles (“GAAP”):

EBITDA(1)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per claim data)	2016	2015	2016	2015
Net income attributable to Express Scripts	$722.9	$661.7	$1,969.7	$1,702.9
Provision for income taxes	422.4	378.2	1,103.9	1,046.9
Depreciation and amortization(2)	537.7	582.8	1,611.2	1,727.7
Other expense, net	265.1	120.6	521.4	358.0
EBITDA(1)	1,948.1	1,743.3	5,206.2	4,835.5
Adjustments to EBITDA
Transaction and integration costs(2)	—	65.0	—	219.4
Legal settlement	—	—	—	60.0
EBITDA/Adjusted EBITDA(3)	1,948.1	1,808.3	5,206.2	5,114.9
Total adjusted claims(4)	312.2	328.3	951.0	957.1
EBITDA/Adjusted EBITDA per adjusted claim(5)	$6.24	$5.51	$5.47	$5.34

(1)
EBITDA is net income before provision for income taxes, depreciation and amortization and other expense. EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. EBITDA is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. Management believes that EBITDA, considered along with the corresponding U.S. GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses, which is useful for comparison of our earnings to those of other companies. We believe that EBITDA is also useful in assessing period-to-period performance trends. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

(2)
Depreciation and amortization for the three and nine months ended September 30, 2016 includes an additional $31.7 million and $73.9 million, respectively, related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 3 - Goodwill and other intangible assets for additional details. Depreciation and amortization presented above includes $48.4 million and $118.4 million for the three and nine months ended September 30, 2015, respectively, of depreciation related to the integration of Medco Health Solutions, Inc. (“Medco”) which is not included in transaction and integration costs.

(3)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. Adjusted EBITDA is EBITDA excluding transaction and integration costs and a legal settlement as these charges are not considered an indicator of ongoing company performance. Management believes that Adjusted EBITDA, considered along with the corresponding U.S. GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe that Adjusted EBITDA is also useful in assessing period-to-period performance trends. In addition, our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

(4)
Includes an adjustment to certain network claims to reflect an approximate 30-day equivalent fill and reflects home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than network claims.

(5)
EBITDA per adjusted claim and Adjusted EBITDA per adjusted claim are calculated by dividing EBITDA and Adjusted EBITDA, as applicable, by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA and Adjusted EBITDA, as applicable, performance on a per unit basis. EBITDA and Adjusted EBITDA, as applicable, and, as a result, EBITDA and Adjusted EBITDA, as applicable, per adjusted claim, are each affected by the changes in claims volume between retail and home delivery and the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the nine months ended September 30, 2016, net cash provided by operating activities increased $696.2 million to $2,670.5 million, due partially to an increase in net income of $267.2 million in 2016 from 2015. In addition, changes in working capital resulted in a cash outflow of $657.3 million in 2016 compared to a cash outflow of $1,245.0 million in 2015, resulting in a total change of $587.7 million.
In the nine months ended September 30, 2016, net cash used in investing activities increased $87.3 million to $245.2 million. Capital expenditures for purchases of property and equipment increased $60.5 million in 2016 from 2015. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In the nine months ended September 30, 2016, net cash used in financing activities increased $105.4 million to $3,309.5 million. Cash outflows for 2016 include $5,395.0 million related to the repayment of debt and $3,892.7 million of treasury share repurchases, compared to outflows during the same period of 2015 of $3,353.3 million related to the repayment of debt and $5,500.0 million of treasury share repurchases. Cash inflows for 2016 include $5,986.8 million related to the issuance of the February 2016 Senior Notes and the July 2016 Senior Notes (defined below) compared to inflows during the same period of 2015 of $5,500.0 million related to the 2015 credit agreement (defined below).
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
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an initial payment of $2,800.0 million. We recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million in the unaudited consolidated balance sheet. In August 2016, we settled the 2016 ASR Agreement and received 6.2 million additional shares, resulting in a total of 38.3 million shares received under the 2016 ASR Agreement. The $560.0 million recorded in additional paid-in capital was reclassified to treasury stock upon settlement of the 2016 ASR Agreement in August 2016. See Note 6 - Common stock for additional details.
Including the shares received under the 2016 ASR Agreement, we repurchased 14.1 million shares under our share repurchase program for $1,132.5 million during the three months ended September 30, 2016. There were no repurchases of the Company’s common stock during the third quarter of 2015. Including the shares received under the 2016 ASR Agreement and upon settlement of the 2015 ASR Agreement, we repurchased 62.6 million shares and 55.1 million shares under our share repurchase program for $4,717.7 million and $4,675.0 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were 26.0 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At September 30, 2016, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. See Note 5 - Financing for additional details.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. At September 30, 2016, no amounts were drawn under either facility.
SENIOR NOTES
In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of $1,500.0 million aggregate principal amount of our 3.125% senior notes due May 2016 (which were fully redeemed in April 2016), to enter into an accelerated share repurchase program and for other general corporate purposes.
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1,000.0 million aggregate principal amount of 3.000% senior notes due July 2023

•	$1,500.0 million aggregate principal amount of 3.400% senior notes due March 2027

•	$1,500.0 million aggregate principal amount of 4.800% senior notes due July 2046
We used the net proceeds from the sale of the July 2016 Senior Notes to repay a portion of our 2015 two-year term loan, to complete a tender offer and follow-on redemption for our 2.650% senior notes due February 2017, to complete a tender offer for a portion of each of our 7.125% senior notes due March 2018, our 7.250% senior notes due June 2019 and our 6.125% senior notes due November 2041 and we plan to use the remaining proceeds for general corporate purposes, which may include the repayment of our other indebtedness, working capital and repurchases of our common stock.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At September 30, 2016, we were in compliance with all covenants associated with our debt instruments.
IMPACT OF INFLATION
Most of our contracts provide we bill clients based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation, and our efforts to manage the impact of inflation for our clients, with respect to prescription drugs can affect our revenues and cost of revenues.
OTHER MATTERS
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact of this standard on our consolidated statement of cash flows.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. These amendments are expected to impact net income, earnings per share (“EPS”) and the consolidated statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and early application is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2016, we had $3,312.5 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $33.1 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, relating to proceedings involving the Company:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts, Inc. (for purposes of this Item 1, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 1, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds was appealed to the Ninth Circuit as discussed further below. Plaintiffs also filed a motion for class certification in 2007 that was never fully briefed.

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
On August 26, 2016, defendants filed a motion to deny class certification. Plaintiffs filed a memorandum in opposition to the motion on September 16, 2016 and defendants filed a reply in support of the motion on October 3, 2016. A hearing on the motion to deny class certification was held on October 17, 2016 and we await the court’s ruling.

•
Anthem, Inc. v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed March 21, 2016). Anthem, Inc. (for purposes of this Item 1, “Anthem”) filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Item 1, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Among other things, ESI counterclaims that: (1) Anthem breached the agreement by failing to negotiate in good faith with respect to its own proposed new pricing terms; (2) Anthem breached the implied covenant of good faith and fair dealing under the agreement by disregarding the terms of the transaction in which it negotiated and accepted a $4,675.0 million cash payment in 2009; (3) ESI is entitled to a declaratory judgment that Anthem does not have a contractual right to any change in pricing under the agreement, that ESI has no contractual obligation to ensure that Anthem is receiving any specific level of pricing, and that ESI’s sole obligation is to negotiate in good faith over any pricing terms proposed by Anthem; (4) ESI is entitled to a declaratory judgment regarding the timing of when the periodic pricing review ripened under the agreement, such that the process begins on the dates provided in the agreement; (5) ESI is entitled to a declaratory judgment that Anthem does not have the right to terminate the agreement; and (6) in the alternative, Anthem has been unjustly enriched by the $4,675.0 million payment. Anthem filed a motion to dismiss two counts of ESI’s amended counterclaims (items 2 and 6 as described above) on July 8, 2016, and the Company filed a brief in opposition on August 5, 2016, which has been fully briefed.

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Eric Slusser, David Queller, and James Havel (United States District Court for the Southern District of New York) (filed May 4, 2016). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 (for purposes of this Item 1, “Securities Action”). Plaintiff adopts many of Anthem’s Allegations in support of its claims that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public, including but not limited to engaging in the following alleged activities: deceiving the investing public, causing plaintiff and class members to purchase the Company’s stock at artificially inflated prices, making untrue statements of material fact and/or omitting to state material facts, and engaging in acts, practices, and a course of business that operated as a scheme to defraud the investing public into paying inflated prices for the Company’s stock. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief. On July 27, 2016, the court appointed the Teachers Insurance and Annuity Association of America as the lead plaintiff (for purposes of this Item 1, “Lead Plaintiff”). Lead Plaintiff filed an amended class action complaint on October 14, 2016. On August 15, 2016, the Company filed a motion to transfer venue to the Circuit Court of St. Louis County, Missouri. Lead Plaintiff filed a brief in opposition on September 1, 2016, and the Company filed its reply brief on September 8, 2016.

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, Plaintiffs filed a First Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs adopt many of Anthem’s Allegations in support of its claims that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company (Circuit Court of St. Louis County, State of Missouri) (filed June 6, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company (collectively referred to as “Individual Neufeld Defendants”) breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of its claims that Individual Neufeld Defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, that Individual Neufeld Defendants breached fiduciary duties by selling the Company’s stock and were unjustly enriched. Plaintiff seeks damages on behalf of the Company from Individual Neufeld Defendants, disgorgement of Individual Neufeld Defendants’ proceeds derived from sales of the Company’s common stock, equitable relief, and attorneys’ fees and costs. On July 28, 2016, a stipulation and order was entered staying the case until 45 days after Lead Plaintiff in the Securities Action files an amended class action complaint. Lead Plaintiff filed an amended complaint on October 14, 2016.

•
Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, Maura C. Breen, Gary G. Benanav, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Eric Slusser, David Queller, and James M. Havel (Circuit Court of St. Louis County, State of Missouri) (filed August 4, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company (collectively referred to as “Individual Weisglas Defendants”) breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of its claims that Individual Weisglas Defendants abused their control and breached fiduciary duties of loyalty, good faith and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched Individual Weisglas Defendants. Plaintiff seeks damages on behalf of the Company from Individual Weisglas Defendants, equitable injunctive relief, and attorneys’ fees and costs.

•
M. Scott Brewer, James E. Brown, Sr., Marcus Estlack, Keith McClanahan, Jeremy Jeffers, Glenn Jeffries, William Waterkotte, Andrew Wiseman, Denzil Malone and Gary R. Reed, in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Christopher A. McGinnis, David Queller, Eric R. Slusser, Timothy Wentworth, Gary G. Benanav, James M. Havel, Christopher K. Knibb, and Express Scripts Holding Company (United States District Court for the Southern District of New York) (filed September 26, 2016). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company (collectively referred to as “Individual Brewer Defendants”) breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations in support of their claims that Individual Brewer Defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched Individual Brewer Defendants. Plaintiffs also assert a claim for corporate waste alleging the Company paid improper compensation, bonuses and other benefits to executives who breached their fiduciary duties to stockholders. Plaintiff seeks damages on behalf of the Company from the Individual Brewer Defendants, an accounting by the Individual Brewer Defendants for all damages, profits, special benefits and unjust enrichment, and imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs.

•
On August 15, 2016, the Company received a civil investigative demand from the United States Attorney’s Office for the Southern District of New York, requesting information regarding the Company’s relationships with pharmaceutical manufacturers and prescription drug plan clients, and payments made to and from those entities. The Company intends to cooperate with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

•
On September 12, 2016, the Company received a subpoena duces tecum from the Department of Justice and United States Attorney’s Office for the District of Massachusetts requesting information regarding relationships between pharmaceutical manufacturers, independent 501(c)(3) charitable foundations providing cost-sharing assistance to federal health care program beneficiaries, and specialty pharmacies. The Company intends to cooperate with the inquiry and is not able to predict with certainty the timing or outcome of this matter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended September 30, 2016 (share data in millions):

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
7/1/2016 - 7/31/2016	0.2	$76.78		0.2	39.9
8/1/2016 - 8/31/2016	9.8	74.07	(1)	9.8	30.1
9/1/2016 - 9/30/2016	4.1	71.55		4.1	26.0
Third Quarter 2016 Total	14.1	$72.82	(1)	14.1

(1)
Average price paid per share excludes the effect of the 6.2 million shares that were delivered upon the settlement of the 2016 ASR Agreement in August 2016. These shares are included in the total number of shares purchased in August 2016 and reduce the remaining shares available to be purchased under the share repurchase program. See Note 6 - Common stock for further information regarding the 2016 ASR Agreement.

The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013. As of September 30, 2016, there were 26.0 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	October 25, 2016	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	October 25, 2016	By:	/s/ Eric Slusser
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