Form 10-K
period 2016-12-31
Express Scripts Holding Co.
filed 2017-02-14
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016, OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2016, was $47,641,763,395 based on 628,519,306 shares held on such date by non-affiliates and a closing sale price for the Common Stock on such date of $75.80 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2017:	605,720,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

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
Total medical costs for employers continue to outpace the rate of overall inflation, in particular, the increase in high cost drugs to treat complex conditions such as cancer, hepatitis and multiple sclerosis. National health expenditures as a percentage of gross domestic product are expected to increase to 20% in 2025 from 18% in 2016 according to the Centers for Medicare & Medicaid Services (“CMS”). With increasing cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, there is an increasing role for pharmacy benefit management (“PBM”) companies to develop innovative strategies to put medicine within reach of patients by making better healthcare more affordable and accessible.
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
Company Overview
We are the largest stand-alone PBM company in the United States, offering a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We put medicine within reach of patients while helping health benefit providers improve access to prescription drugs and make them more affordable. We can improve patient outcomes and help control the cost of the drug benefit by:

•	providing products and solutions that focus on improving patient outcomes and assist in controlling costs;

•	evaluating drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary;

•	offering cost-effective home delivery pharmacy and specialty services that result in cost savings for plan sponsors and better care for members;

•	leveraging purchasing volume to deliver discounts to health benefit providers; and

•	promoting the use of generics and lower-cost brands.
We work with clients, manufacturers, pharmacists and physicians to improve members’ health outcomes and satisfaction, increase efficiency in drug distribution and manage costs in the pharmacy benefit. We believe our clients can achieve the best financial and health outcomes when they use our comprehensive set of solutions to manage drug spend. For example, our management toward greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for our insured consumers and their employers.
We have two business segments based on the products and services we offer: PBM and Other Business Operations. See further description of our segments within “Part I — Item 1 — Business — Segment Information.”
Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, our home delivery pharmacies and our specialty pharmacies. Revenues from the delivery of prescription drugs to our members represented 98.3% of our revenues in 2016, 98.0% in 2015 and 98.4% in 2014. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services, accounted for the remainder of our revenues.
Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies under non-exclusive contracts with us and through home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies we operate. More than 69,000 retail pharmacies, which represent over 98% of all United States retail pharmacies, participated in one or more of our networks as of December 31, 2016. The top ten retail pharmacy chains in the United States represent approximately 66% of the total number of stores in our largest network.
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
Products and Services
Pharmacy Benefit Management Services
Overview. Our core PBM services involve management of prescription drug utilization to drive high quality, cost-effective pharmaceutical care. We consult with clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. As a result, we believe we deliver healthier outcomes, higher member satisfaction and a more affordable prescription drug benefit. During 2016, 96.2% of our revenues were derived from our PBM operations, compared to 97.3% and 97.5% during 2015 and 2014, respectively.
Clinical Solutions. We offer innovative clinical programs to drive better health outcomes at lower cost. Our physician connectivity program facilitates well-informed prescribing by delivering benefit and formulary evaluation and medication history, both electronically and in real-time, as physicians write prescriptions. RationalMed® evaluates medical, pharmacy and laboratory data to detect critical patient health and safety issues which are then addressed through timely notification to physicians, pharmacies, patients and case managers. ScreenRx® uses proprietary predictive models to detect patients at risk for nonadherence and proactively addresses the problem through interventions tailored specifically for that patient. ExpressAlliance® offers patient care coordination services that enable patient-authorized healthcare professionals to share a common view of a patient’s health record and coordinate patient outreach and counseling. Personalized medicine programs combine the latest advances in pharmacogenomics testing with patient and physician outreach to help providers understand which drugs or dosages work best for individual patients, empowering them to make more informed and cost-effective decisions that improve patient care and safety.
Express Scripts SafeGuardRxSM. We offer a suite of solutions targeting the medication classes that pose a significant budgetary threat to our clients. Our solutions focus on keeping our clients ahead of the cost curve while providing patients the care and access they need. These solutions include (but are not limited to): Inflammatory Conditions Care Value Program; Diabetes Care Value ProgramSM; Hepatitis Cure Value Program®; Cholesterol Care Value Program®; Oncology Care Value ProgramSM; Market Events Protection ProgramSM; and Inflation Protection Program. These solutions are offered throughout our core PBM services.
Through innovative programs such as SafeGuardRx, which combines utilization management controls with formulary management, the specialized care model of the Therapeutic Resource Center® and comprehensive guarantees, we are changing the market in key specialty categories. Our programs covering oncology and inflammatory conditions in particular have introduced a value-based contracting approach, with payments now tied to a product’s effectiveness at the indication level rather than a single uniform reimbursement across multiple indications with varying degrees of product effectiveness.
Specialized Pharmacy Care. At the center of Express Scripts’ condition-specific approach to care are Therapeutic Resource Center services, which are pharmacy practices that specialize in caring for members with the most complex and costly conditions, including cardiovascular disease, diabetes, cancer, HIV, asthma, depression and other rare and specialty conditions. Therapeutic Resource Center services are designed to optimize the safe and appropriate dispensing of therapeutic agents, minimize waste and improve clinical and financial outcomes. Through our Therapeutic Resource Center services, specialist pharmacists provide the expert, personalized care patients increasingly demand.
Home Delivery Pharmacy Services. We dispense prescription drugs from our four high-volume automated dispensing home delivery pharmacies and one non-automated dispensing home delivery pharmacy. In addition to the order processing that occurs at these home delivery pharmacies, we operate several non-dispensing order processing facilities and patient contact centers. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale as well as provide greater safety and accuracy. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, our research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than is achieved through the retail pharmacy networks.
Specialty Pharmacy Services. Specialty medications are used primarily for the treatment of complex diseases. These medications are broadly characterized to include those with frequent dosing adjustments, intensive clinical monitoring, the need for patient training, specialized product administration requirements and/or medications limited to certain specialty pharmacy networks by manufacturers. Through a unique combination of assets and capabilities, we provide an enhanced level of care and therapy management for patients taking specialty medications, increased visibility and improved outcomes for payors, as well as custom programs for biopharmaceutical manufacturers.
Our subsidiary Accredo Health Group (“Accredo”) is focused on dispensing injectable, infused, oral or inhaled drugs that require a higher level of clinical service and support compared to what is typically available from traditional pharmacies. Accredo is able to achieve healthier outcomes for patients and reduced waste for clients through a disease-centric organization, specialty trained clinicians, a nationwide footprint, a network of in-home nursing services, reimbursement and patient assistance programs, and biopharmaceutical services.
Our subsidiary Freedom Fertility is a leading specialty pharmacy focused on the needs of fertility patients and providers. Through Freedom Fertility, we also provide insurance assistance and patient education and support.
We also provide medical benefit management services, which enable greater oversight of our clients’ specialty spending billed through the medical benefit and ultimately make specialty drugs more affordable and accessible. Through our medical benefit management services, we offer a wide range of tools that span both the medical and pharmacy benefit in order to optimize the use of specialty medications through channel, network and utilization management. Our medical benefit management services tools include guaranteed savings programs, ensuring the safe and appropriate use of high-cost specialty drugs, redirecting patients and medications to the lowest-cost and most appropriate channel, verifying claims are paid at the contracted rate, improving opportunities to achieve rebates and, where clinically appropriate, moving drug coverage from medical to pharmacy benefit and to lower-cost sites of care.
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
Medicare, Medicaid and Health Insurance Marketplace (“Public Exchange”) Offerings. We support our clients by providing several Medicare program options: the Retiree Drug Subsidy (“RDS”) program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Employer-Sponsored Group Waiver Plan (“EGWP”), a group-enrolled Medicare Part D option for employers and labor groups; and the “PBM inside” service that offers drug-only and integrated medical and Medicare drug benefits to a number of Medicare plan sponsors (i.e., health plans serving Medicare). As a PBM supporting Medicare plan sponsors, we provide prescription adjudication services in addition to a suite of required programmatic offerings such as a Medication Therapy Management program, an Explanation of Benefits for members using prescription services and a variety of member communications related to the prescription benefit. We also offer an individual prescription drug plan to beneficiaries in all 34 Medicare regions across the United States, as well as Puerto Rico.
Our revenues include premiums associated with these risk-based Medicare Part D prescription drug plan (“PDP”) product offerings. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. Our insurance company subsidiaries operate under various contracts with CMS. We provide two Medicare Part D PDP options for beneficiaries: a standard Medicare Part D benefit plan as mandated by statute and, for an additional premium, a benefit plan with enhanced coverage that exceeds the standard Medicare Part D benefit plan. We also offer numerous customized benefit plan designs to employer group retiree plans within our Medicare Part D PDP product offerings.
Our member website supports pre-enrollment and post-enrollment activities on behalf of our Medicare Part D PDP product offerings serving multiple clients. Prospective Medicare Part D participants and their caregivers can use the pre-enrollment site’s Plan Compare tool to accurately project costs for medications. The post-enrollment site allows members who have signed up to receive a Medicare Part D benefit from either Express Scripts or one of our Medicare plan sponsor clients to securely manage all aspects of their prescription program.
We support health plans serving Medicaid populations by offering a pharmacy drug benefit. This business is driven by state requirements and we earn revenues based on claim-related activity. Common services include transitioning members’

access to drugs as plan offerings change, generating data to states through encounter files and coordinating benefits between states and other payors. Medicaid populations are expected to grow in states choosing to expand Medicaid eligibility.
We also support health plans serving insured Public Exchange members. This business is driven by both federal and state requirements and we earn revenues based on claim-related activity. We offer pharmacy benefit solutions that can be leveraged in plan design to align with any exchange strategy to achieve desired cost and clinical objectives.
Administration of a Group Purchasing Organization. We operate a group purchasing organization (“GPO”) for the purchase of generic pharmaceuticals and related goods and services from pharmaceutical manufacturers and suppliers.  We also provide various administrative services to GPO participants, including negotiation and management of the GPO purchasing contracts.
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
Other Business Operations Services
Overview. Through our Other Business Operations segment, two subsidiaries service patients through multiple paths: CuraScript Specialty Distribution and United BioSource Corporation (“UBC”). During 2016, 3.8% of our revenues were derived from Other Business Operations services, compared to 2.7% and 2.5% during 2015 and 2014, respectively.
Provider Services. CuraScript Specialty Distribution is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare/orphan diseases) directly to healthcare providers, clinics and hospitals in the United States for office or clinic administration. CuraScript Specialty Distribution also operates Matrix GPO, a GPO focused on the purchase of products and services, including specialty pharmaceuticals, for practitioners, which is uniquely positioned to support the needs of its membership. Through our CuraScript Specialty Distribution business we provide distribution services primarily to office and clinic-based physicians who treat patients with chronic diseases and regularly order costly specialty pharmaceuticals. CuraScript Specialty Distribution provides competitive pricing on pharmaceuticals and medical supplies and operates three distribution centers and ships most products overnight within the United States, as well as providing distribution capabilities to Puerto Rico and Guam. CuraScript Specialty Distribution is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
Pharmaceutical Services. UBC is a leading provider of pharmaceutical support services, partnering with life science companies to make medicine and medical products safer and more accessible. UBC’s diverse suite of services helps bridge the gap between development and delivery and builds brand loyalty through patient access and adherence. Developing a drug, taking it through commercialization and demonstrating its post-launch value and safety is a complex journey. UBC has aligned Express Scripts’ expertise and industry insight to help manufacturers make informed decisions early in the product journey that ultimately optimize care and improve patient outcomes. UBC also partners with pharmaceutical manufacturers to design and operationalize patient access centers that assist patients and prescribers with navigating prescription drug coverage and pharmacy options through patient access programs, including patient assistance programs, reimbursement, alternate funding and compliance services.
UBC offers consulting services, including design, implementation and project management, for pharmaceutical and biotechnology manufacturers to collect evidence to guide the safe, effective and affordable use of medicines. UBC is a well-known provider in addressing the complex needs of both specialty and non-specialty products as they move from clinical development through the regulatory assessment process into the commercial marketplace. UBC is uniquely positioned to meet the increasingly challenging requirements of safe and appropriate use of these medications while simultaneously addressing burdens of product access, affordability and long-term patient adherence.
Segment Information
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations.

Our PBM segment primarily consists of the following products and services:

•	clinical solutions

•	Express Scripts SafeGuardRx

•	specialized pharmacy care

•	home delivery pharmacy services

•	specialty pharmacy services

•	retail network pharmacy administration

•	benefit design consultation

•	drug utilization review

•	drug formulary management

•	Medicare, Medicaid and Public Exchange offerings

•	administration of a group purchasing organization

•	consumer health and drug information
Our Other Business Operations segment primarily consists of the following products and services:

•	provider services

•	pharmaceutical services
See “Part I — Item 1 — Products and Services” of this Annual Report on Form 10-K for further description of our products and services. See Note 10 - Segment information to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K for further description of our segments.
Suppliers
We maintain inventory of brand name and generic pharmaceuticals in our home delivery and specialty pharmacies. Our specialty pharmacies also carry biopharmaceutical products, including pharmaceuticals for the treatment of rare or chronic diseases, to meet the needs of our patients. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. For the year ended December 31, 2016, approximately 55% of our pharmaceutical purchases (by dollar value) were through one wholesaler and we believe alternative sources are readily available. Generic pharmaceuticals are generally purchased directly from manufacturers.
Clients
We are a provider of services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others.
Express Scripts provides pharmacy network services and home delivery and specialty pharmacy services to the United States Department of Defense (“DoD”). The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members, and retirees, as well as their dependents. Under our DoD contract, we provide to the DoD online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support and other services critical to managing pharmacy trend.
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
Refer to Note 10 - Segment information to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K for a description of client concentration, including clients that represent more than 10% of consolidated revenues, which note is incorporated by reference herein.

Medicare Prescription Drug Coverage
We support clients by providing several Medicare Part D program options: the RDS program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; an EGWP offering, the “PBM inside” service that offers drug-only and integrated medical and Medicare Part D drug benefits to a number of Medicare Part D sponsors; and our own risk-based Medicare Part D PDP product offerings.
Mergers and Acquisitions
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in 2017 or thereafter.
Company Operations
General. As of December 31, 2016, our United States PBM segment operated four high-volume automated dispensing home delivery pharmacies, one non-automated dispensing home delivery pharmacy, several non-dispensing order processing centers, patient contact centers, specialty drug pharmacies and fertility pharmacies, and one non-dispensing home delivery pharmacy maintained for business continuity purposes.
We also provide a home delivery service in Canada which dispenses maintenance prescription medications from four regional dispensing pharmacy locations. We provide a full range of integrated PBM services to insurers, third-party administrators, plan sponsors and the public sector at our Canadian facilities. These services facilitate better health decisions and lower costs and include health claims adjudication and processing services, benefit design consultation, drug utilization review, formulary management and medical and drug data analysis services.
Sales and Account Management. Our sales and account management teams market and sell PBM solutions and are supported by client service representatives, clinical pharmacy managers, and benefit analysis consultants. These teams work with clients to develop innovative strategies to put medicine within reach of patients while helping health benefit providers improve access to prescription drugs and make them more affordable. In addition, sales personnel dedicated to our Other Business Operations segment use direct marketing to generate new customers and solidify existing customer relationships.
Supply Chain. Our supply chain contracting and strategy teams negotiate and manage pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts and manufacturer rebate contracts. As our clients continue to experience increased cost trends, our supply chain teams are working to combat these price increases by developing new innovative solutions through SafeGuardRx to deliver savings to our clients. In addition, our Formulary Consulting team, which consists of pharmacists and financial analysts, provides services to our clients in support of formulary decisions, benefit design consultation and utilization management programs.
Clinical Support. Our staff of highly trained healthcare professionals provides clinical support for our PBM services and more specialized care for patients with chronic and complex conditions. We operate condition-specific Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians who provide personal and specialized patient care.
Our clinical solutions staff of pharmacists and physicians provides clinical development and operational support for our PBM services. These healthcare professionals are responsible for a wide range of activities including identifying emerging medication-related safety issues and contacting physicians, clients, and patients (as appropriate); providing drug information services; managing formulary; and developing utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions.
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
Competition
There are a number of other PBMs in the United States with which we compete. Some of these are independent PBMs, such as MedImpact and Navitus Health Solutions. Others are owned by managed care organizations such as Aetna Inc., Humana, OptumRx (owned by UnitedHealth Group) and Prime Therapeutics (owned by a collection of Blue Cross Blue Shield Plans). Some are owned by retail pharmacies, such as CVS Caremark (owned by CVS Health) and Envision Rx (owned by Rite Aid). Wal-Mart Stores, Inc. engages in certain activities competitive with PBMs. We also compete against adjudicators, such as Argus. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may have greater financial, marketing and technological resources than we do and new market entrants may increase competitiveness as barriers to entry are relatively low. In addition, the health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts and rebates on prescription drugs with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business, including Medicare, Medicaid and the Public Exchanges, the ability to manage cost and quality of specialty drugs, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service we provide.
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
Medicare Part D. We participate in various ways in Medicare Part D created under the Medicare Modernization Act (“MMA”), and its related regulations and sub-regulatory program guidance (the “Medicare Part D Rules”) issued by CMS. Through our licensed insurance subsidiaries we sponsor Medicare Part D product offerings, Medicare prescription drug coverage and services to Medicare Part D beneficiaries. Through our core PBM business, we also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and other employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries.
Medicare Part B and Medicaid. We participate in the Medicare Part B program, which covers certain costs for services provided by Medicare participating physicians and suppliers and for durable medical equipment. We also participate in many state Medicaid programs directly or indirectly through our clients who are Medicaid managed care contractors. We also perform certain Medicaid subrogation services for clients, which are regulated by federal and state laws.

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
The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and various administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws described below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with “product conversion” programs. Other anti-kickback laws may be applicable, such as the Public Contracts Anti-Kickback Act, the ERISA Health Plan Anti-Kickback Statute, the federal “Stark Law” and various state anti-kickback restrictions.
Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary which the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery pharmacies, specialty pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of services. The Health Reform Laws also include several civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the OIG under certain circumstances.
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
False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, to obtain reimbursement or for failure to return overpayments. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The Health Reform Laws also amended the federal anti-kickback laws to state any claim submitted to a federal or state healthcare program which violates the anti-kickback laws is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial liabilities. Criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency, the corporation may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state healthcare programs. Many states have also enacted laws similar to the False Claims Act, some of which may include criminal penalties, substantial fines and treble damages.
Government Procurement Regulations. As described above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations (“FAR”) and DoD FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the Office of Personnel Management, which includes various PBM standards.
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
Employee benefit plans subject to ERISA are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. However, a DOL frequently asked questions document stated discount and rebate revenue paid to PBMs by drug manufacturers generally need not be reported on a plan’s Form 5500 as indirect compensation. Self-funded plans which are part of Section 125 “cafeteria plans” are also currently exempt from such compensation disclosure. At this time, we are unable to predict whether the DOL will issue additional regulations or which additional regulations, if any, may be proposed in formal rulemaking by the DOL.
State Fiduciary Legislation. From time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.
Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Such statutes have also been cited as the basis for claims against PBMs either in civil litigation or pursuant to investigations by state Attorneys General.
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
Certain states have enacted legislation prohibiting certain PBM clients from imposing additional co-payments, deductibles, limitation on benefits, or other conditions (“Conditions”) on covered individuals utilizing a retail pharmacy when the same Conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the legislation requires the retail pharmacy to agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the number of prescriptions filled through home delivery. We anticipate additional states will consider similar legislation and we cannot predict which states will adopt such legislation or what effect it will have, if any.
Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Some states have also enacted legislation, which, as described above, can negatively impact the use of cost-saving network configurations for plan sponsors. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations which limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all Food and Drug Administration (“FDA”) approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Such legislation generally does not apply to us directly, but may apply to certain of our clients, such as managed care organizations and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.
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
Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, various state and federal laws may regulate the PBM or its subsidiaries. Such laws may require, among other things, the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, managed care organization laws and limited prepaid health service plan laws. These may apply, for example, to our subsidiary insurance businesses which sponsor risk-based Medicare Part D PDP product offerings or commercial “wrap” Employer Group Waiver Plan (“EGWP”) products pursuant to contracts with CMS. Our insurance subsidiaries are required to be licensed insurance companies, and are, therefore, regulated by various state departments of insurance. As such, to maintain licensure as an insurance company, these licensed subsidiaries are required to adhere to state insurance requirements related to, for example, enterprise risk management, beneficiary protections, asset management and financial reserves.
Pharmacy Regulation. Our home delivery and specialty pharmacies are licensed to do business as a pharmacy in the states in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although some states require compliance with certain laws in that state. We believe we have registered each of our pharmacies in every state in which such registration is required and we comply in all material respects with all required laws and regulations. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and, as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to Medicare Part D.
Other statutes and regulations affect our home delivery and specialty pharmacy operations, including the federal and state anti-kickback laws and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, advertising, adulteration and security of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. The United States Postal Service also has significant statutory authority to restrict the delivery of drugs and medicines through the mail.
Other Licensure Laws. Many states have licensure or registration laws governing PBMs and certain types of managed care organizations and insurance companies, including, but not limited to, preferred provider organizations, third-party administrators and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs and insurance companies is often unclear. We have registered under such laws in those states in which we have concluded such registration is required either due to our various PBM services or the activities of our licensed insurance subsidiaries. Moreover, we have received full accreditation for Utilization Review Accreditation Commission Pharmacy Benefit Management version 2.2 Standards, which includes quality standards for drug utilization management. In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance and Medicare Part D regulations for Medicare Part D and Medicare Advantage Prescription Drug Plans may affect the services we provide to such organizations.
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
Our clinical research activities are also subject to a number of complex and stringent regulations. We offer services relating to the conduct of clinical trials and the preparation of marketing applications and are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of these trials. In the United States, the FDA governs these activities pursuant to the agency’s Good Clinical Practice and Clinical Trial regulations.
HIPAA and Other Data Privacy and Security Legislation. Many of our activities involve the receipt or use of confidential health and other personal information. In addition, we use aggregated and de-identified data for our own research and analysis purposes and, in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators. Various federal and state laws, including the Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”), regulate and restrict the use, disclosure and security of certain personal information, including health information, and similar legislation is proposed from time to time in various states.
The privacy regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The HIPAA security regulations provide controls related to the access to and disclosure of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to (i) electronic transaction standards and code sets for processing of pharmacy claims, (ii) privacy and security requirements vis-à-vis business associates, (iii) breach analysis and notification requirements, (iv) limits on how information is used and disclosed for marketing and fundraising purposes, and (v) limits on the use of a patient’s health information without his or her permission. As with many other companies subject to HIPAA and related laws, these laws may have significant operational and legal consequences for our business. In addition, UBC is subject to various European data protection laws, including the General Data Protection Regulation (GDPR), and is currently preparing for compliance in anticipation of the GDPR’s May 25, 2018 effective date.
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

Other Business Operations Services. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various Other Business Operations services, including, without limitation, the federal and state anti-kickback laws, state pharmacy regulations and HIPAA. In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances.
Service Marks and Trademarks
We, and/or our subsidiaries, own and have registered certain trade and service marks with the United States Patent and Trademark Office. Examples of our marks include, but are not limited to, “EXPRESS SCRIPTS®,” “MEDCO®,” “ACCREDO®,” “CONSUMEROLOGY®,” “UBC®,” “MY RX CHOICES®,” “RATIONALMED®,” “SCREENRX®,” “EXPRESSALLIANCE®,” “EXPRESS SCRIPTS MEDICARE®,” “EXPRESS ADVANTAGE NETWORK®,” “HEALTH DECISION SCIENCE®,” “THERAPEUTIC RESOURCE CENTER®,” “CONSTELLATION®,” “EXPRESSPATH®,” “MEDICUBE®,” “ROVER®,” “CHOLESTEROL CARE VALUE PROGRAM®,” “HEPATITIS CURE VALUE PROGRAM®,” “EXPRESS SCRIPTS SAFEGUARDRXSM,” “DIABETES CARE VALUE PROGRAMSM,” “MARKET EVENTS PROTECTION PROGRAMSM” and “ONCOLOGY CARE VALUE PROGRAMSM.”
Insurance
We generally maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements and judgments, once such costs become both probable and estimable. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain standard insurance industry actuarial assumptions.
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
Employees
As of December 31, 2016 and 2015, we employed approximately 25,600 and 25,900 employees, respectively, worldwide. Approximately 8% of the employees are members of collective bargaining agreements at December 31, 2016. Specifically, we employ members of the following unions:

•	Service Employees International Union;

•	American Federation of State, County and Municipal Employees;

•	United Food and Commercial Workers Union;

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, American Federation of Labor – Congress of Industrial Organizations;

•	Association of Managed Care Pharmacists;

•	International Union of Operating Engineers; and

•	Retail, Wholesale and Department Store Union, United Food and Commercial Workers.
Two collective bargaining agreements covering these employees will expire at various dates through December 2017.

Executive Officers of the Registrant
Our executive officers and their ages as of February 14, 2017 are as follows:

Name	Age	Position
Timothy Wentworth	56	Chief Executive Officer and President
Eric Slusser	56	Executive Vice President and Chief Financial Officer
Christine Houston	54	Executive Vice President and Chief Operations Officer
Martin Akins	50	Senior Vice President, General Counsel and Corporate Secretary
Phyllis Anderson	57	Senior Vice President and Chief Marketing Officer
Steven Miller	59	Senior Vice President and Chief Medical Officer
Everett Neville	52	Senior Vice President, Supply Chain & Specialty
David Queller	48	Senior Vice President, Sales and Account Management
Neal Sample	42	Senior Vice President and Chief Information Officer
Glen Stettin	53	Senior Vice President, Clinical Research and New Solutions and Chief Innovation Officer
Sara Wade	47	Senior Vice President and Chief Human Resources Officer
Christopher McGinnis	45	Vice President, Chief Accounting Officer and Corporate Controller
Mr. Wentworth assumed the role of Chief Executive Officer on May 4, 2016 and has served as President of the Company since February 2014. Mr. Wentworth was elected a director of the Company in June 2015. From April 2012 to February 2014 he served as Senior Vice President and President, Sales and Account Management. Mr. Wentworth joined Express Scripts when the Company merged with Medco in April 2012. At Medco, he served as Group President, National and Key Accounts from October 2008 to April 2012, as Chief Executive Officer of Medco’s Accredo Health Group subsidiary from March 2006 to October 2008 and as Group President - National Accounts from August 2003 to March 2006.
Mr. Slusser was named Executive Vice President and Chief Financial Officer of the Company in September 2015. Prior to joining Express Scripts, Mr. Slusser served as Executive Vice President, Chief Financial Officer and Treasurer of Gentiva Health Services, Inc., a provider of home healthcare services, from May 2010 to February 2015 and as Senior Vice President, Finance from October 2009 to May 2010. Mr. Slusser also previously served in various senior roles at Centene Corporation, including Executive Vice President, International Development from May 2009 to October 2009, Executive Vice President and Chief Financial Officer from July 2007 to May 2009, and Treasurer from February 2008 to July 2009. Prior to joining Centene Corporation, Mr. Slusser served as Executive Vice President, Finance, Chief Accounting Officer and Controller of Cardinal Health, Inc. from 2006 to 2007.
Ms. Houston was named Executive Vice President and Chief Operations Officer in December 2016 and previously served as Senior Vice President, Operations from February 2014 to December 2016. From February 2012 to February 2014, she served as Senior Vice President, Pharma and Retail Relations and from January 2009 to February 2012, she served as Vice President/General Manager, Operations. Ms. Houston joined Express Scripts in September 1997 and has served in various leadership positions in Information Technology and Operations.
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
Mr. Neville was named Senior Vice President, Supply Chain in March 2015 and assumed the role of Senior Vice President, Supply Chain & Specialty in November 2016. From March 2009 to March 2015 he served as Vice President, Pharma Strategy and Contracting. Mr. Neville has been with the Company for over 17 years. Prior to joining Express Scripts, Mr.

Neville served in multiple clinical settings, including hospital and managed care, as a benefit consultant, pharmacist and pharmacy director.
Mr. Queller was named Senior Vice President, Sales and Account Management in July 2014. Prior to joining Express Scripts, he served in a number of senior leadership positions at Aetna, Inc., a healthcare benefits company, including Senior Vice President, National Accounts from January 2013 to June 2014 and President of various national regions from May 2005 to January 2013. Mr. Queller joined Aetna Inc. in October 2000.
Dr. Sample was named Senior Vice President and Chief Information Officer of the Company in February 2016. Prior to joining Express Scripts, Dr. Sample served as President, Enterprise Growth at American Express, a global services, payments and travel company, from August 2014 to February 2016, as Chief Information Officer, Enterprise Growth at American Express from April 2012 to August 2014, as Chief Technology Officer, Commerce from May 2011 to April 2012 and as Vice President, Architecture, Technology Product Management at eBay from September 2010 to May 2011. He also served in various roles of increasing responsibility at Yahoo! from 2004 to 2010.
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
Mr. McGinnis was named Vice President, Chief Accounting Officer, and Controller in September 2015. Previously, Mr. McGinnis served as Vice President, Finance and Investor Relations from August 2014 to August 2015, as Vice President, Legal and Business Development from April 2012 to July 2014, and as Assistant General Counsel from April 2010 to April 2012. Prior to joining Express Scripts in March 2008, Mr. McGinnis held various accounting, finance, legal and business development roles.
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
You should carefully consider these and other relevant factors, including those risk factors in “Part I — Item 1A — Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.
Item 1A — Risk Factors
We operate in a very competitive industry, which could compress our margins and impair our ability to attract and retain clients. Our failure to effectively differentiate our products and services from those of our competitors could magnify the impact of the competitive environment.
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer demands, legislative and regulatory developments and other market factors. We must remain competitive to attract new clients and retain and cross-sell additional products and services to our existing clients. Strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many PBMs, including us, to reduce the prices charged for core products and services while sharing a greater portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. We cannot assume positive trends will offset these pressures in the future. Our inability to maintain positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations.
In addition, our clients are well informed and organized and can easily move between our competitors and us as our client contracts generally have terms of three years. Many clients work through knowledgeable consultants and our larger clients typically seek competing bids from our competitors prior to contract expiration. These factors, together with the impact of competitive pressures, could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could materially and adversely affect our business and results of operations.
To succeed in the highly competitive PBM marketplace, it is imperative we maintain a strong reputation as well as differentiate our business offerings by innovating and delivering products and services that demonstrate enhanced value to our clients, particularly in response to market changes from public policy. The negative reputational impact of a significant event, including a failure to execute on client contracts or to successfully operate the complex structure of our business or otherwise innovate and deliver products and services that demonstrate greater value to our clients, could, therefore, affect our ability to grow and retain profitable clients, which could have a material adverse effect on our business and results of operations.
The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes or trends within the industry could have a negative impact on our ability to compete and adversely affect our business and results of operations.
We have designed our business model to compete within the current industry structure. Our client contracts generally have terms of three years and our pharmaceutical manufacturer and retail contracts are typically non-exclusive and terminable on relatively short notice by either party. Any significant shifts in the structure of the PBM industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Such industry shifts could result from, among other things:

•	a large intra- or inter-industry merger or industry consolidation;

•	strategic alliances;

•	a new entrant (including foreign entities or governments);

•	a new or alternative business model;

•	changes in the United States Postal Service or the consolidation of shipping carriers;

•	an increased ability of consultants to influence the market;

•	increased drug acquisition cost or unexpected changes to drug pricing trend;

•	changes in the generic drug market or the failure of new generic drugs to come to market;

•	rapid technological shifts;

•	the impact or unintended consequences of the Health Reform Laws, or significant changes or material amendment thereof; or

•	a general decrease in drug utilization.
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

Changes in our regulatory environment or failure to comply with applicable laws could require us to make significant changes to our business operations, spend significant resources or result in the imposition of fines or penalties.
Numerous state and federal laws, rules and regulations affect our business and operations and include, among other things, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements;

•	state legislation regulating PBMs or imposing fiduciary status on PBMs;

•	consumer protection and unfair trade practice laws and regulations;

•	network pharmacy access laws, including “any willing provider” legislation, which affect aspects of our pharmacy network contracts;

•	wholesale distributor laws;

•	legislation imposing benefit plan design restrictions and requirements, which limit how our clients can design their drug benefit plans;

•	various licensure laws, such as managed care and third-party administrator licensure laws;

•	drug pricing legislation, including “most favored nation” pricing;

•	pharmacy laws and regulations, including laws and regulations regarding delivery channels;

•	FDA laws and regulations, including laws and regulations regarding biosimilars;

•	laws and regulations regarding formularies and drug lists, including without limitation laws and regulations regarding the development, administration and review of formularies;

•	state insurance regulations applicable to our insurance subsidiaries;

•	information privacy and security laws and regulations, including those under the HIPAA omnibus rule;

•	Medicare prescription drug program participation requirements including coverage standards and beneficiary protections;

•	other Medicare and Medicaid reimbursement regulations, including subrogation;

•	the Health Reform Laws, including regulations applicable to clients operating qualified health plans through the state and federal marketplace;

•	federal laws related to our Department of Defense contract;

•	federal antitrust laws;

•	the Foreign Corrupt Practices Act;

•
environmental and health and safety laws and regulations, including without limitation laws and regulations regarding hazardous materials and laws and regulations enacted by the Occupational Safety and Health Administration;

•	international laws; and

•	labor laws and regulations with respect to our employees and contractors.
See “Part I — Item 1 — Business — Government Regulation and Compliance” for more detailed description of certain items listed above.
We believe we operate our business in substantial compliance with all existing material legal requirements. However, significant uncertainties exist regarding the application of many of these laws, rules and regulations to our business. From time to time, state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses and, consequently, we cannot provide any assurance that one or more of these agencies will not interpret or apply these legal requirements in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed new laws, rules and regulations as well as proposed revisions to existing laws, rules and regulations at the federal and state levels, including significant changes to the Health Reform Laws, many of which could materially affect aspects of our business or adversely affect our results of operations. We are unable to predict whether additional federal or state legislation or regulatory initiatives relating to the matters described above or to our business or the healthcare industry in general will be enacted in the future or what effect, if any, such legislation or regulations may have on us. Due to these uncertainties, we may be required to spend significant resources in connection with any such investigation or litigation or to comply with new or existing laws and regulations.
In addition, the laws, rules and regulations to which we are subject, including those related to our financial statements and financial disclosure, are complex and require significant resources to remain compliant. Any substantial non-compliance with such legal and regulatory requirements could result in significant fines and penalties or a restatement of our financial statements, which could adversely affect our business and results of operations.
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
A substantial portion of our business is concentrated in certain significant client contracts. The termination or renegotiation of a significant client contract or our failure to execute on or other issues arising under, such contracts or conditions or trends impacting certain of our key clients could adversely affect our business and results of operations.
As described in greater detail in the description of our business in Item 1 above (see “Part I — Item 1 — Business — Clients”), we have contracts with Anthem, Inc. (“Anthem”) and the United States Department of Defense (“DoD”). These two clients collectively represented 29% of our revenues during both 2016 and 2015.

If one or more of our large clients either terminates or does not renew a contract for any reason or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us and if we are not able to replace lost business or revenue by generating new business that is comparably profitable to us or by executing other corporate strategies, our results of operations could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.

Anthem has filed a lawsuit against us setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with Anthem (see Part I - Item 3 - Legal Proceedings). While we believe Anthem’s lawsuit is without merit, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations. Regardless of the outcome of the Anthem litigation, this lawsuit and the claims alleged in the lawsuit may adversely affect our relationship with Anthem and our ability to renew our pharmacy benefit management agreement with Anthem, which terminates in accordance with its terms at the end of 2019. Anthem may choose not to renew its contract or, if we do enter into a new contract with Anthem, it would likely be on terms less favorable to us than our current contract. Anthem’s decision whether to enter into a new contract with us, the terms of any new contract and the impact of non-renewal or new contract terms on our business will depend on a number of factors that we cannot currently anticipate or control, and could result in a material adverse effect on our business and results of operations.
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
More than 69,000 retail pharmacies, which represent over 98% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2016. The ten largest retail pharmacy chains represent approximately 66% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
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
Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things, contamination of drugs or a failure to maintain appropriate shipment and storage conditions (such as temperature), an error in mail order processing, the unavailability of services or products (including drugs) provided by suppliers, pharmaceutical manufacturers, vendors or shipping carriers, labor disruptions, or unanticipated disruptions at our mail order facilities, call centers, data centers or corporate facilities. Such disruptions or our failure to implement adequate business continuity and disaster recovery strategies could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members, which could have a material adverse effect on our business and results of operations.
Regulatory changes relating to Medicare Part D, our failure to comply with CMS regulatory requirements, our failure to comply with CMS contractual requirements applicable to us as a Medicare Part D sponsor or our failure to otherwise execute on our strategies related to Medicare Part D, could adversely impact our business and our results of operations.
Certain of our subsidiaries have been approved to function as a Medicare Part D sponsor for the purpose of making Medicare Part D EGWPs available for eligible clients and certain of our subsidiaries have been approved by CMS to participate in Medicare Part D as national Medicare Part D sponsors that provide direct services to Medicare Part D eligible members. Accordingly, certain subsidiaries are required to comply with federal Medicare Part D laws and regulations and are also required to be licensed as insurers or may otherwise be subject to aspects of state laws regulating the business of insurance. The administration of Medicare Part D is complex and any failure to effectively execute the provisions of Medicare Part D may have an adverse effect on our business and our results of operations.
We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy plans. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy and operations. There are many uncertainties about the financial and regulatory risks of participating in Medicare Part D, and we can give no assurance these risks will not materially adversely impact our business and results of operations. The receipt of federal funds made available through Medicare Part D by our affiliates, our clients or us is subject to compliance with, among others, the Medicare regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. If we do not comply with material contractual or regulatory obligations, including, for example, during CMS audits or client audits in cases where we provide PBM services to client Medicare Part D sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our results of operations.
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
We have historically engaged in strategic transactions, including the acquisition of other companies or businesses, and may engage in similar transactions in the future. Our failure to effectively execute on such transactions or to integrate any acquired businesses could adversely impact our business and results of operations. The acquisition and integration of any such business typically generates significant transaction costs, requires significant resources and management attention and might not generate the anticipated benefits.
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

Our business operations involve the substantial receipt and use of confidential health information concerning individuals, and a failure to adequately protect such information could have a material adverse effect on our business and results of operations.
Most of our activities involve the receipt or use of protected health information concerning individuals. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators and analysts. There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, HIPAA imposes extensive requirements governing the transmission, use and disclosure of health information by all participants in the health care industry, including physicians, hospitals, insurers and other payors. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to these regulations, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. Furthermore, if we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of protected health information, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.
If we lose our relationship with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and results of operations could be adversely affected.
We maintain contractual relationships with numerous pharmaceutical manufacturers, which provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery pharmacies;

•	rebates based on distributions of drugs from our home delivery pharmacies and through pharmacies in our retail networks;

•	administrative fees for managing rebate programs, including the development and maintenance of formularies that include the particular manufacturer’s products; and

•	access to limited distribution specialty pharmaceuticals.
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
We are subject to risks relating to pending and future litigation, enforcement action, regulatory proceedings, government inquiries and investigations and other similar actions in connection with our business operations, including without limitation the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, services rendered in connection with our disease management offerings, our pharmaceutical services operations, pharmacy benefit management services and mergers and acquisitions and other strategic activity. These proceedings seek unspecified monetary damages and/or equitable relief. While we believe these pending proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceedings. If one or more of these proceedings or any future proceeding has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings. See Part I - Item 3 - Legal Proceedings for a description of pending proceedings.
Commercial liability insurance coverage continues to be difficult to obtain for companies in our business sector, due to the volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance accruals to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. However, there can be no assurance such accruals will cover actual losses or that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance accruals, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and results of operations.

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
Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP,” which is published by a third party, as a benchmark to establish pricing for prescription drugs. In the event AWP is no longer published by third parties, we adopt other pricing benchmarks for establishing prices within the industry or future changes in drug prices substantially deviate from our expectations, we can give no assurance the short- or long-term impact of such changes to industry pricing benchmarks or drug prices will not have a material adverse effect on our business and results of operations.
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
We currently have debt outstanding, including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. At December 31, 2016, we had $2,775.0 million of gross obligations under our credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $27.8 million (pre-tax), assuming obligations subject to variable interest rates remained constant.
We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which include limitations or qualifications on our ability to incur additional indebtedness, initiate or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants under our credit agreement also include, among other things, a maximum leverage ratio. If we fail to satisfy one or more of these debt covenants, we would be in default and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Our inability to refinance existing indebtedness or otherwise access the credit markets for any reason, whether due to market conditions or otherwise, could have a material adverse effect on our business and results of operations. See Note 5 - Financing to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K.
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
The state of the economy and various economic factors, including inflation, can have a significant impact on our business and results of operations. An unfavorable or uncertain economic environment could significantly and adversely affect our businesses and profitability and generate the following risks to our business:

•
clients, employers and other benefit providers served by us and our clients may reduce or slow the growth of their workforce or covered membership, or may elect to discontinue or diminish provided benefits, which could reduce the number of members we serve;

•
consumers may be less willing or able to incur healthcare related expenses, whether due to personal economic circumstances, reduction in the level of the healthcare benefit provided to the consumer or otherwise, which would result in lower than anticipated utilization of our services;

•
our clients, or potential clients, may increase demands and expectations with respect to pricing, rebates or service levels (including with respect to performance guarantees), which could impact our margins or our ability to obtain new clients or retain existing clients; and

•	our clients, or potential clients, may be less willing to purchase additional products and services from us, which could negatively impact our financial performance.
Unfavorable and uncertain economic conditions may also cause disruptions in the credit markets, which could increase our cost of borrowing or make credit unavailable on acceptable terms to the extent we need additional funds. Such developments may adversely affect our business and results of operations.
Item 1B — Unresolved Staff Comments
There are no unresolved written comments received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.
Item 2 — Properties
We operate our PBM and Other Business Operations segments out of leased and owned facilities throughout the United States, Canada and Europe. As of December 31, 2016, we owned or leased the following:

	PBM	Other Business Operations
Domestic	92	15
Foreign	7	5
Our existing facilities comprise approximately 5.7 million square feet in aggregate.
Our St. Louis, Missouri facility houses our corporate headquarters and accommodates our executive and corporate functions. Our PBM home delivery pharmacy operations consist of eight order processing pharmacies located throughout the United States, as well as eight contact centers and five mail order dispensing pharmacies. We also have seven specialty pharmacy home delivery pharmacies and 36 specialty branch pharmacies. We believe our facilities generally have been well maintained, are in good operating condition and have adequate capacity to meet our current business needs.
Item 3 – Legal Proceedings
We and/or our subsidiaries are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results. See further discussion at Note 9 - Commitments and contingencies to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K.
These matters are:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts (for the purposes of this Item 3, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 3, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The defendants then filed a motion to dismiss on first amendment constitutionality grounds and following the district court’s denial of the motion, defendants appealed to the Ninth Circuit. In March 2014, following a determination by the California Supreme Court that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections, the Ninth Circuit remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights were rejected by the courts and appeals were exhausted. Plaintiffs also filed a motion for class certification in 2007 that was not fully briefed until August 2016. On August 26, 2016, defendants filed a motion to deny class certification. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class.

•
In re: PBM Antitrust Litigation (United States District Court for the Eastern District of Pennsylvania). The following two cases involving the Company were transferred to the United States District Court for the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation in August 2006: (i) Brady Enterprises, Inc., et al. v. Merck & Co., Inc. and Medco Health Solutions, Inc. (United States District Court for the Eastern District of Pennsylvania) (filed August 2013); and (ii) North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of Alabama), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (United States District Court for the Northern District of Alabama) (filed in October 2003). The Brady case, filed against Merck and Medco, was filed by plaintiffs seeking class certification of retail pharmacies and included allegations that defendants conspired with, acted as the common agents for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs by engaging in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. The North Jackson case alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act and plaintiffs seek unspecified monetary damages, including treble damages and injunctive relief, on behalf of independent pharmacies within the United States. The North Jackson plaintiffs’ motion for class certification against ESI and Medco was granted in March 2006. Following oral arguments on ESI’s motion to decertify the class in 2007, the case remained dormant until April 2011, when it was reassigned to a new judge who ordered supplemental briefing. Oral argument of all defendants’ class certification motions was heard in January 2012. On January 18, 2017, the court entered an order denying class certification in the Brady case and decertifying the class against ESI and Medco in the North Jackson case. On January 30, 2017, the Brady plaintiffs filed a motion requesting reconsideration of the court’s denial of class certification. The Company filed a memorandum of law in opposition to the Brady plaintiffs’ motion for reconsideration on February 13, 2017.

Anthem Litigation

•
Anthem, Inc. v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed March 21, 2016). Anthem, Inc. (for purposes of this Item 3, “Anthem”) filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Item 3, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Among other things, ESI counterclaims that: (1) Anthem breached the agreement by failing to negotiate in good faith with respect to its own proposed new pricing terms; (2) Anthem breached the implied covenant of good faith and fair dealing under the agreement by disregarding the terms of the transaction in which it negotiated and accepted a $4,675.0 million cash payment in 2009; (3) ESI is entitled to a declaratory judgment that Anthem does not have a contractual right to any change in pricing under the agreement, that ESI has no contractual obligation to ensure that Anthem is receiving any specific level of pricing, and that ESI’s sole obligation is to negotiate in good faith over any pricing terms proposed by Anthem; (4) ESI is entitled to a declaratory judgment regarding the timing of when the periodic pricing review ripened under the agreement, such that the process begins on the dates provided in the agreement; (5) ESI is entitled to a declaratory judgment that Anthem does not have the right to terminate the agreement; and (6) in the alternative, Anthem has been unjustly enriched by the $4,675.0 million payment. Anthem filed a motion to dismiss two counts of ESI’s amended counterclaims (items 2 and 6 as described above) on July 8, 2016, and the Company filed a brief in opposition on August 5, 2016, which has been fully briefed.
Anthem-related Securities Class Action Litigation

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Eric Slusser, David Queller, and James Havel (United States District Court for the Southern District of New York) (filed May 4, 2016). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 (for purposes of this Item 3, “Securities Action”). Plaintiff adopts many of Anthem’s Allegations in support of its claims that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public, including but not limited to engaging in the following alleged activities: deceiving the investing public, causing plaintiff and class members to purchase the Company’s stock at artificially inflated prices, making untrue statements of material fact and/or omitting to state material facts, and engaging in acts, practices, and a course of business that operated as a scheme to defraud the investing public into paying inflated prices for the Company’s stock. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief. On July 27, 2016, the court appointed the Teachers Insurance and Annuity Association of America as the lead plaintiff (for purposes of this Item 3, “Lead Plaintiff”). On August 15, 2016, the Company filed a motion to transfer venue to the Circuit Court of St. Louis County, Missouri, which was fully briefed as of September 8, 2016. Lead Plaintiff filed an amended class action complaint on October 14, 2016. The Company filed a motion to dismiss the amended class action complaint on December 7, 2016, on the grounds that Plaintiffs fail to allege scienter and fail to allege any actionable misstatements or omissions and plaintiffs filed a reply in opposition on February 7, 2017. On January 17, 2017, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer this case, along with the Anthem-related Shareholder Derivative Litigation and Anthem-related ERISA litigation discussed below to the United States District Court for the Eastern District of Missouri for consolidated or coordinated proceedings.

Anthem-related Shareholder Derivative Litigation

•
Missouri State Action (Circuit Court of St. Louis County, State of Missouri). The following three cases have been consolidated in Missouri state court: Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company (filed June 6, 2016); Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Christopher A. McGinnis, Christopher K. Knibb, George Paz, Thomas P. Mac Mahon, Maura C. Breen, Woodrow A. Myers, Jr., William A. Roper, Roderick A. Palmore, Gary G. Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William J. DeLaney, and Express Scripts Holding Company (filed June 29, 2016); and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, Maura C. Breen, Gary G. Benanav, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Eric Slusser, David Queller, and James M. Havel (filed August 4, 2016). These cases were consolidated on December 21, 2016, and Plaintiffs have not yet filed a consolidated complaint or designated an operative complaint. Plaintiffs filed these stockholder derivative lawsuits alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs.

•
M. Scott Brewer, James E. Brown, Sr., Marcus Estlack, Keith McClanahan, Jeremy Jeffers, Glenn Jeffries, William Waterkotte, Andrew Wiseman, Denzil Malone and Gary R. Reed, in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Christopher A. McGinnis, David Queller, Eric R. Slusser, Timothy Wentworth, Gary G. Benanav, James M. Havel, Christopher K. Knibb, and Express Scripts Holding Company (United States District Court for the Southern District of New York) (filed September 26, 2016). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of

Anthem’s Allegations in support of their claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched individual defendants. Plaintiffs also assert a claim for corporate waste alleging the Company paid improper compensation, bonuses and other benefits to executives who breached their fiduciary duties to stockholders. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment, imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs.

•
Randy Green v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James Havel, Maura Breen, William DeLaney, Elder Granger, Nicholas LaHowchic, Thomas Mac Mahon, Frank Mergenthaler, Woodrow Myers, Roderick Palmore, William Roper, Seymour Sternberg, and Express Scripts Holding Company (United States District Court for the Eastern District of Missouri) (filed December 7, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing.

Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, Plaintiffs filed a First Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs adopt many of Anthem’s Allegations in support of its claims that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. On November 30, 2016, ESI filed a motion to dismiss Plaintiffs’ First Amended Consolidated Class Action Complaint, and Anthem filed its motion to dismiss same on December 1, 2016.

Other Matters

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (for purposes of this Item 3, “Accredo”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes by making charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted defendants’ motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment and on December 22, 2016, the district court entered an order granting the Company’s motion for summary judgment and denying plaintiff’s motion for summary judgment. On January 17, 2017, Greenfield filed a notice of appeal.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This is a qui tam lawsuit in which the United States government has declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleges claims under the federal False Claims Act. The allegations asserted primarily concern an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleges that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the federal False Claims Act. The complaint seeks monetary damages, as well as costs and expenses. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim and on January 20, 2016, the district court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice. Lager appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. Lager filed his appellant’s brief on April 18, 2016 and Accredo filed its brief on June 17, 2016. Oral argument was heard on December 15, 2016, and we await the court’s ruling.

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
In addition to the foregoing matters, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability of the cost of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.
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

	Fiscal Year 2016		Fiscal Year 2015
Common Stock	High	Low	High	Low
First Quarter	$87.87	$65.55	$88.83	$79.01
Second Quarter	77.26	66.89	92.46	83.41
Third Quarter	80.02	68.70	94.61	68.06
Fourth Quarter	77.50	64.46	89.20	79.66
Holders. As of February 1, 2017, there were 46,425 stockholders of record of our common stock. We estimate there are approximately 599,574 beneficial owners of our common stock.
Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering and does not currently intend to declare any cash dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following is a summary of our stock repurchasing activity during the three months ended December 31, 2016 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
10/1/2016 - 10/31/2016	0.8	$66.82	0.8	25.2
11/1/2016 - 11/30/2016	11.0	72.78	11.0	14.2
12/1/2016 - 12/31/2016	—	—	—	79.2	(1)
Fourth Quarter 2016 Total	11.8	$72.38	11.8

(1)
Increase in number of shares that may yet be purchased under the program is due to approval by the Board of Directors in December 2016 to increase the authorized number of shares by an additional 65.0 million shares.

The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013. In December 2016, the Board of Directors of the Company approved an increase in the authorized number of shares that may be repurchased under the share repurchase program, originally announced in 2013, by an additional 65.0 million shares, for a total authorization of 330.0 million shares (including shares previously purchased) of our common stock, as adjusted for any subsequent stock split, stock dividend or similar transaction. As of December 31, 2016, there were 79.2 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

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

(in millions, except per share data)	2016	2015	2014	2013	2012(1)
Statement of Operations Data (for the Year Ended December 31):
Revenues(2)	$100,287.5	$101,751.8	$100,887.1	$104,098.8	$93,714.3
Cost of revenues(2)	91,667.0	93,349.9	92,962.0	95,966.4	86,402.4
Gross profit	8,620.5	8,401.9	7,925.1	8,132.4	7,311.9
Selling, general and administrative	3,532.7	4,062.6	4,322.7	4,580.7	4,518.0
Operating income	5,087.8	4,339.3	3,602.4	3,551.7	2,793.9
Other expense, net	(660.7)	(475.5)	(536.2)	(521.4)	(593.5)
Income before income taxes	4,427.1	3,863.8	3,066.2	3,030.3	2,200.4
Provision for income taxes(3)	999.5	1,364.3	1,031.2	1,104.0	838.0
Net income from continuing operations	3,427.6	2,499.5	2,035.0	1,926.3	1,362.4
Net loss from discontinued operations, net of tax(4)	—	—	—	(53.6)	(32.3)
Net income	3,427.6	2,499.5	2,035.0	1,872.7	1,330.1
Less: Net income attributable to non-controlling interest	23.2	23.1	27.4	28.1	17.2
Net income attributable to Express Scripts	$3,404.4	$2,476.4	$2,007.6	$1,844.6	$1,312.9
Weighted-average shares outstanding:
Basic:	626.9	689.0	750.3	808.6	731.3
Diluted:	631.4	695.3	759.1	821.6	747.3
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$5.43	$3.59	$2.68	$2.35	$1.84
Discontinued operations attributable to Express Scripts(4)	—	—	—	(0.07)	(0.04)
Net earnings attributable to Express Scripts	5.43	3.59	2.68	2.28	1.80
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$5.39	$3.56	$2.64	$2.31	$1.80
Discontinued operations attributable to Express Scripts(4)	—	—	—	(0.07)	(0.04)
Net earnings attributable to Express Scripts	5.39	3.56	2.64	2.25	1.76
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$3,404.4	$2,476.4	$2,007.6	$1,898.2	$1,345.2
Net loss from discontinued operations, net of tax(4)	—	—	—	(53.6)	(32.3)
Net income attributable to Express Scripts	$3,404.4	$2,476.4	$2,007.6	$1,844.6	$1,312.9
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$3,077.2	$3,186.3	$1,832.6	$1,991.4	$2,793.1
Working capital deficit	(4,064.7)	(5,095.8)	(6,444.5)	(4,738.4)	(2,296.3)
Total assets	51,744.9	53,243.3	53,748.3	53,495.6	58,041.2
Debt:
Short-term debt	722.3	1,646.4	2,551.0	1,578.5	930.7
Long-term debt	14,846.0	13,946.3	10,966.4	12,315.9	14,914.3
Capital lease obligation	27.0	38.5	28.4	42.0	—
Stockholders’ equity	16,243.8	17,380.5	20,064.0	21,844.8	23,395.7

(in millions, except per share data)	2016	2015	2014	2013	2012(1)
Cash Flow Data (for the Year Ended December 31):
Cash flows provided by operating activities—continuing operations	$4,919.4	$4,848.3	$4,549.0	$4,768.9	$4,751.1
Cash flows used in investing activities—continuing operations	(351.9)	(268.5)	(411.9)	(70.0)	(10,428.7)
Cash flows (used in) provided by financing activities—continuing operations	(4,677.8)	(3,217.0)	(4,289.7)	(5,494.8)	2,850.4
Other Data (for the Year Ended December 31):
Network claims—continuing operations(5)(6)	887.4	922.2	933.6	1,065.3	1,020.7
Home delivery, specialty and other claims—continuing operations(5)(7)	120.2	121.6	128.5	141.2	128.7
Total claims—continuing operations(5)	1,007.6	1,043.8	1,062.1	1,206.5	1,149.4
Adjusted network claims—continuing operations(5)(6)(8)	1,056.5	1,085.8	1,073.8	1,065.3	1,020.7
Adjusted home delivery, specialty and other claims—continuing operations(5)(7)(8)	351.1	355.8	376.2	412.7	374.6
Total adjusted claims—continuing operations(5)(8)	1,407.6	1,441.6	1,450.0	1,478.0	1,395.3

EBITDA(9)	$7,219.2	$6,675.3	$5,817.9	$5,970.6	$4,648.1

(1)	Includes the results of Medco Health Solutions, Inc. (“Medco”) since its acquisition effective April 2, 2012.

(2)
Includes retail pharmacy co-payments of $8,569.2 million, $9,170.0 million, $10,272.7 million, $12,620.3 million and $11,668.6 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)
During 2016, we resolved the tax treatment of our 2012 disposition of PolyMedica Corporation (Liberty). Accordingly, we recognized a net tax benefit of approximately $511.0 million, which also impacted our effective tax rate.

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

(5)
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

(6)	Excludes manual claims and drug formulary only claims where we only administer the client’s formulary.

(7)
Includes home delivery, specialty and other claims including: (a) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers; (b) Freedom Fertility claims; and (c) drugs distributed through patient assistance programs.

(8)
The Company revised its methodology for reporting adjusted network claims for the year ending December 31, 2016. The change was made retrospectively for the years ending December 31, 2015 and 2014. Due to the migration of claims data to one consolidated platform following the acquisition of Medco, we are unable to calculate the adjusted number of claims under the revised methodology for the years ending December 31, 2013 and 2012. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

(9)
EBITDA is presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA is a financial measure that is not calculated or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that EBITDA provides management and investors with useful information about the earnings impact of certain expenses and is useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing core performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends. EBITDA also provides a useful basis for assessing the Company’s ability to fund both its operating activities and reinvestments into the business, as well as service indebtedness. Management assesses the Company’s operating performance using EBITDA in order to better isolate the impact of certain expenses that may not be comparable between periods or indicative of the ongoing performance of our core operations.

Provided below is a reconciliation of each of EBITDA from continuing operations attributable to Express Scripts (“EBITDA”) and adjusted EBITDA from continuing operations attributable to Express Scripts (“Adjusted EBITDA”) to net income attributable to Express Scripts, which is the most directly comparable measure calculated under GAAP:

EBITDA
	Year Ended December 31,
(in millions, except per claim data)	2016	2015	2014	2013	2012(1)
Net income attributable to Express Scripts	$3,404.4	$2,476.4	$2,007.6	$1,844.6	$1,312.9
Net loss from discontinued operations, net of tax(2)	—	—	—	53.6	32.3
Net income from continuing operations	3,404.4	2,476.4	2,007.6	1,898.2	1,345.2
Provision for income taxes	999.5	1,364.3	1,031.2	1,104.0	838.0
Depreciation and amortization(3)	2,154.6	2,359.1	2,242.9	2,447.0	1,871.4
Other expense (income), net	660.7	475.5	536.2	521.4	593.5
EBITDA(4)	7,219.2	6,675.3	5,817.9	5,970.6	4,648.1
Adjustments to EBITDA
Other compensation costs(5)	41.2	—	—	—	—
Transaction and integration costs(3)	—	311.6	984.6	693.6	755.1
Legal settlement	—	60.0	—	—	—
Adjusted EBITDA(4)	7,260.4	7,046.9	6,802.5	6,664.2	5,403.2
Adjusted EBITDA per adjusted claim(6)	$5.16	$4.89	$4.69	$4.51	$3.87

(1)	Includes the results of Medco since its acquisition effective April 2, 2012.

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

(3)
Depreciation and amortization for the year ended December 31, 2016 includes an additional $105.6 million related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 4 - Goodwill and other intangible assets to our consolidated financial statements for additional details. Depreciation and amortization presented above includes $205.2 million, $92.1 million, and $31.6 million for the years ended December 31, 2015, 2014, and 2013 respectively, of depreciation related to the integration of Medco which is not included in transaction and integration costs.

(4)
EBITDA and adjusted EBITDA are presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA and adjusted EBITDA are financial measures that are not calculated or presented in accordance with GAAP and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that EBITDA and adjusted EBITDA provide management and investors with useful information about the earnings impact of certain expenses and are useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing core performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends. EBITDA and adjusted EBITDA also provide a useful basis for assessing the Company’s ability to fund both its operating activities and reinvestments into the business, as well as service indebtedness. Management assesses the Company’s operating performance using EBITDA and adjusted EBITDA in order to better isolate the impact of certain expenses that may not be comparable between periods or indicative of the ongoing performance of our core operations.

(5)
In October 2016, we recognized a previously disclosed net tax benefit of approximately $511.0 million related to the disposition of PolyMedica Corporation (Liberty). Following receipt of the tax benefit proceeds, the Board of Directors authorized the use of $41.2 million, or approximately 8% of the PolyMedica Corporation (Liberty) tax benefit proceeds to reward employees for the significant contribution this multi-year effort provided the Company and its shareholders. This special, one-time, payment is excluded from our fourth quarter and full year 2016 adjusted SG&A, which impacts adjusted EBITDA and adjusted earnings per diluted share.

(6)
Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. Adjusted EBITDA per adjusted claim is a financial measure that is not calculated or presented in accordance with GAAP, and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that adjusted EBITDA per adjusted claim provides management and investors with useful information about the earnings and performance of the Company on a per unit basis.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
As the largest stand-alone pharmacy benefit management (“PBM”) company in the United States, we provide a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions, Express Scripts SafeGuardRx, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information.
Through our Other Business Operations segment, we provide distribution services of specialty pharmaceuticals and medical supplies to providers, clients and hospitals and provide consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines.
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and certain specialty pharmacy services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.3% of revenues for the year ended December 31, 2016, as compared to 98.0% and 98.4% for the years ended December 31, 2015 and 2014, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Over the years, our claims volume has been impacted by certain in-group attrition and client losses. We also recognize that as the regulatory environment evolves, it may be necessary to make significant investments in order to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (85.3% in 2016 compared to 84.4% in 2015 and 82.9% in 2014). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
Revenues related to a large client were realized in the second quarters of each of 2016, 2015 and 2014 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our contractual revenue streams.
On March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with Anthem (see Part I - Item 3 - Legal Proceedings). We are confident in the strength of our legal position and believe that we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations.
Notwithstanding our pending litigation, we continue to focus on providing exceptional service to Anthem and its clients with a view to helping Anthem grow its business and strengthening our business relationship. Our contract with Anthem expires at the end of 2019. Anthem may choose not to renew its contract or, if we do enter into a new contract with Anthem, it would likely be on terms less favorable to us than our current contract. Anthem’s decision whether to enter into a new contract with us, the terms of any new contract and the impact of non-renewal or new contract terms on our business will depend on a number of factors that we cannot currently anticipate or control, and could result in a material adverse effect on our business and results of operations.

In addition, when we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of recent events regarding our discussions with Anthem, culminating in the filing of the lawsuit on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $105.6 million for 2016 and by approximately $126.7 million per year beginning in 2017 relative to the previous amortization schedule.
RESULTS OF OPERATIONS
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes United BioSource (“UBC”) and our specialty distribution operations.
Our core PBM services involve management of prescription drug utilization to drive high quality, cost effective pharmaceutical care. Throughout the contract life cycle and upon renewal, we consult with clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. We offer innovative clinical programs to drive better health outcomes at lower cost. We consult with our clients on how to best structure and leverage the pharmacy benefit to meet plan objectives for access, safety and affordability.
Throughout the description below, we refer to better management of supply chain. Management of supply chain includes negotiating pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts, as well as manufacturer rebate contracts. Our comprehensive set of solutions, including better management of supply chain, has the ability to reduce the rate of increase of our clients’ prescription drug spend and ultimately reduce our revenues while having a favorable impact on our gross profit.
Throughout the description below, we refer to the impact of generic fill rates. Generally, higher generic fill rates reduce PBM revenues, as generic drugs are generally priced lower than branded drugs. However, as ingredient cost on generic drugs is incrementally lower than the price charged, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications, which are primarily dispensed by pharmacies in our retail networks.
To better reflect utilization patterns that have developed over time as we align our products and services to deliver greater value through both the network and home delivery channels, the Company has revised its methodology for reporting adjusted     network claims for the year ending December 31, 2016. The change was made retrospectively for the years ending December 31, 2015 and 2014. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Product revenues:
Network revenues(1)	$51,402.5	$56,472.6	$58,468.6
Home delivery and specialty revenues(2)	43,685.6	40,830.1	38,633.0
Service revenues	1,421.4	1,657.6	1,278.0
Total PBM revenues	96,509.5	98,960.3	98,379.6
Cost of PBM revenues(1)	88,001.3	90,760.4	90,630.8
PBM gross profit	8,508.2	8,199.9	7,748.8
PBM SG&A	3,428.2	3,937.7	4,202.4
PBM operating income	$5,080.0	$4,262.2	$3,546.4
Claims
Network	887.4	922.2	933.6
Home delivery and specialty(2)	119.7	121.0	127.7
Total PBM claims	1,007.1	1,043.2	1,061.3
Adjusted network(3)	1,056.5	1,085.8	1,073.8
Adjusted home delivery and specialty(2)(3)	350.6	355.2	375.4
Total adjusted PBM claims(3)	1,407.1	1,441.0	1,449.2

(1)	Includes retail pharmacy co-payments of $8,569.2 million, $9,170.0 million and $10,272.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Adjusted network claims are calculated based on a revised methodology, which has been applied retrospectively through the year ending December 31, 2014. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 vs. 2015
Network pharmacy revenues decreased $5,070.1 million, or 9.0%, in 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume from other existing clients and an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 86.0% of network claims in 2016 as compared to 85.1% in 2015.
Home delivery and specialty revenues increased $2,855.5 million, or 7.0%, in 2016 from 2015. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 80.8% of home delivery claims in 2016 as compared to 79.5% in 2015.
Cost of PBM revenues decreased $2,759.1 million, or 3.0%, in 2016 from 2015. This decrease relates primarily to the expected roll off of certain clients, better management of supply chain, lower claims volume from other existing clients and an increase in the aggregate generic fill rate (85.3% for the year ended December 31, 2016 as compared to 84.4% for the year ended December 31, 2015), partially offset by inflation on branded drugs.
PBM gross profit increased $308.3 million, or 3.8%, in 2016 from 2015. This increase is primarily due to $218.0 million of transaction and integration costs incurred during 2015 as compared to no such costs for 2016, as well as better management of supply chain and cost savings from the increase in the aggregate generic fill rate. This increase is partially offset by the realization of $106.6 million of revenues related to a client contract for the year ended December 31, 2016 as compared to $141.7 million for the year ended December 31, 2015 and by lower claims volume.
Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $509.5 million, or 12.9%, in 2016 from 2015. This decrease relates primarily to $298.8 million of transaction and integration costs, $108.1 million of additional depreciation and amortization costs (related to certain retired assets) and a $60.0 million legal settlement incurred during 2015 as compared to no such costs for 2016. This decrease is also due to a decrease in incentive compensation of $62.0 million, which is net of $41.2 million of other compensation costs incurred during 2016.
PBM operating income increased $817.8 million, or 19.2%, in 2016 from 2015, based on the various factors described above.
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
PBM gross profit increased $451.1 million, or 5.8%, in 2015 from 2014. This increase is primarily due to $218.0 million of transaction and integration costs for 2015 as compared to $462.3 million for 2014. Additionally, this increase is due to the realization of $141.7 million of revenues related to a client contract for the year ended December 31, 2015 as compared to $129.4 million for the year ended December 31, 2014. This increase is also due to better management of ingredient costs and formulary, as well as cost savings from the increase in the aggregate generic fill rate, partially offset by lower claims volume.
SG&A decreased $264.7 million, or 6.3%, in 2015 from 2014. This decrease relates primarily to $298.8 million of transaction and integration costs for 2015 compared to $614.4 million for 2014. This decrease is partially offset by $60.0 million related to a legal settlement for the year ended December 31, 2015.
PBM operating income increased $715.8 million, or 20.2%, in 2015 from 2014, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Product revenues	$3,538.4	$2,453.7	$2,203.5
Service revenues	239.6	337.8	304.0
Total Other Business Operations revenues	3,778.0	2,791.5	2,507.5
Cost of Other Business Operations revenues	3,665.7	2,589.5	2,331.2
Other Business Operations gross profit	112.3	202.0	176.3
Other Business Operations SG&A	104.5	124.9	120.3
Other Business Operations operating income	$7.8	$77.1	$56.0
Claims
Other(1)	0.5	0.6	0.8
Total adjusted Other Business Operations claims(1)	0.5	0.6	0.8

(1)	Includes claims related to drugs distributed through patient assistance programs.
OTHER BUSINESS OPERATIONS RESULTS OF OPERATIONS
Other Business Operations product revenues increased $1,084.7 million, or 44.2%, in 2016 from 2015. This increase is primarily driven from an increase in volume across the non-claims producing lines of business.
Other Business Operations service revenues decreased $98.2 million, or 29.1%, in 2016 from 2015. This decrease is primarily driven by an out-of-period adjustment due to an overstatement of prior period revenues of $86.1 million in 2016. We recognized the cumulative effect of this out-of-period adjustment within our consolidated statement of operations in the fourth quarter of 2016. If we had presented this out-of-period adjustment within prior years, the correction would have decreased revenue by $70.5 million during 2015 and $19.7 million for 2014 and increased revenue by $4.1 million for 2013 through 2012. We considered these adjustments to be immaterial to prior periods results of operations.
Other Business Operations operating income decreased $69.3 million, or 89.9%, in 2016 from 2015. This decrease is due primarily to the out-of-period adjustment described above of $86.1 million to both revenues and operating income in 2016, offset by an increase in volume across the non-claims producing lines of business.
Other Business Operations revenues and operating income increased $284.0 million and $21.1 million, or 11.3% and 37.7%, respectively, in 2015 from 2014. This increase relates to an increase in volume across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $185.2 million, or 38.9%, in 2016 from 2015. This increase is primarily due to $142.7 million of costs related to the early repayment of debt and increased interest expense related to the 2015 credit agreement (as defined below), the issuance of $2,000.0 million of senior notes in February 2016 and the issuance of $4,000.0 million of senior notes in July 2016. This increase is partially offset by decreased interest expense related to the repayment of debt during the years ended December 31, 2016 and 2015.
Net other expense decreased $60.7 million, or 11.3%, in 2015 from 2014, primarily due to $71.5 million of redemption costs incurred in 2014 for the early redemption of our 3.500% senior notes due 2016 and decreased interest expense related to the repayment of various senior notes and the 2011 term loan (as defined below) during the years ended December 31, 2015 and 2014. This decrease is partially offset by increased interest expense related to the 2015 credit agreement and the issuance of $2,500.0 million of senior notes in June 2014.
PROVISION FOR INCOME TAXES
Our effective tax rate from operations attributable to Express Scripts was 22.6% for the year ended December 31, 2016, compared to 35.3% and 33.6% for 2015 and 2014, respectively.
During 2016, we recognized a net discrete benefit of $633.9 million primarily attributable to changes in our unrecognized tax benefits as a result of our realization of the previously unrecognized PolyMedica Corporation (Liberty) tax benefit, various state audit settlements, lapses in statutes of limitations, and deferred tax implications of newly enacted state laws and filing methodologies. During 2015, we recognized a net discrete benefit of $79.2 million primarily attributable to changes in our unrecognized tax benefits as a result of various state audit settlements and lapses in statutes of limitations. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $84.8 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
During 2016, we resolved the tax treatment of our 2012 disposition of PolyMedica Corporation (Liberty). Accordingly, we recognized a net tax benefit of approximately $511.0 million, which impacted our effective tax rate. We received the majority of the cash related to the net tax benefit in the fourth quarter of 2016.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Changes in these amounts are directly impacted by profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts increased $928.0 million, or 37.5%, for the year ended December 31, 2016 from 2015. This increase is due to increased operating income and reduced tax expense (primarily due to the approximate$511.0 million net tax benefit related to the disposition of PolyMedica Corporation (Liberty) discussed above). Net income attributable to Express Scripts increased $468.8 million, or 23.4%, for the year ended December 31, 2015 from 2014.
Basic and diluted earnings per share attributable to Express Scripts increased 51.3% and 51.4%, respectively, for the year ended December 31, 2016 from 2015. These increases are primarily due to reduced shares outstanding (a total of 252.0 million shares held in treasury on December 31, 2016, compared to 177.6 million shares held in treasury on December 31, 2015) as well as increased operating income and reduced tax expense based on the various factors described above. Basic and diluted earnings per share attributable to Express Scripts increased 34.0% and 34.8%, respectively, for the year ended

December 31, 2015 from 2014. These increases are primarily due to reduced shares outstanding (a total of 177.6 million shares held in treasury on December 31, 2015, compared to 122.5 million shares held in treasury on December 31, 2014) due to treasury share repurchases under our share repurchase program, as well as increased operating income.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
Net cash provided by operating activities in 2016 increased $71.1 million to $4,919.4 million. Changes in net cash provided by operating activities were impacted by the following factors:

•
Net income increased $928.1 million in 2016 from 2015 due to increased operating income as well as reduced tax expense as a result of resolving the tax treatment of our 2012 disposition of PolyMedica Corporation (Liberty).

•	Depreciation and amortization expense decreased $204.5 million in 2016 from 2015.

•	Deferred income tax increased $35.3 million in 2016 from 2015 primarily due to increases in accruals and decreases in reserves.

•	Changes in working capital resulted in cash outflows of $236.2 million in 2016 compared to cash inflows of $381.0 million from the same period in 2015.
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
In 2016, net cash used in investing activities increased $83.4 million to $351.9 million. Capital expenditures for purchases of property and equipment increased $34.5 million in 2016 compared to 2015. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
In 2015, net cash used in investing activities decreased $143.4 million to $268.5 million. Capital expenditures for purchases of property and equipment decreased $140.7 million in 2015 compared to 2014.
In 2016, net cash used in financing activities increased $1,460.8 million to $4,677.8 million. Cash inflows for 2016 include $5,986.8 million related to the issuance of the February 2016 Senior Notes and the July 2016 Senior Notes (defined below) compared to inflows during the same period of 2015 of $5,500.0 million related to the 2015 credit agreement (as defined below). Cash outflows for 2016 include $5,932.5 million related to the repayment of debt and $4,746.9 million of treasury share repurchases, compared to outflows during the same period of 2015 of $3,390.8 million related to the repayment of debt and $5,500.0 million of treasury share repurchases.
In 2015, net cash used in financing activities decreased $1,072.7 million to $3,217.0 million. Cash inflows for 2015 include $5,500.0 million related to the 2015 credit agreement (as defined below), compared to inflows during the same period of 2014 of $2,490.1 million related to the issuance of senior notes in June 2014. Cash outflows for 2015 include $5,500.0 million for treasury share repurchases and $3,390.8 million related to the repayment of debt, compared to outflows during the same period of 2014 of $4,493.0 million for treasury share repurchases and $2,834.3 million related to the repayment of debt.
At December 31, 2016, our available sources of capital include a $2,000.0 million 2015 revolving facility (as defined below), a $150.0 million uncommitted revolving credit facility (as described below) and a $130.0 million uncommitted revolving credit facility (as described below), none of which had amounts outstanding at December 31, 2016.
Our current maturities of long-term debt at December 31, 2016, excluding unamortized discounts, premiums and financing costs, include $500.0 million of senior notes, as well as $225.0 million of term loan payments.
As of December 31, 2016 and 2015, we have an outstanding receivable balance of approximately $95.3 million and $170.5 million, respectively, from the state of Illinois. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe the full receivable balance will be realized.

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
SHARE REPURCHASE PROGRAM
In April 2015, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $5,500.0 million under an accelerated share repurchase agreement (the “2015 ASR Agreement”). We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the consolidated balance sheet at December 31, 2015. In January 2016, we settled the 2015 ASR Agreement and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. The $825.0 million that had previously been recorded in additional paid-in capital in respect of the 2015 ASR Agreement was reclassified to treasury stock upon settlement of the 2015 ASR Agreement.
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an initial payment of $2,800.0 million. We initially recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million. In August 2016, we settled the 2016 ASR Agreement and received 6.2 million additional shares, resulting in a total of 38.3 million shares received under the 2016 ASR Agreement. The $560.0 million recorded in additional paid-in capital was reclassified to treasury stock upon settlement of the 2016 ASR Agreement in August 2016. See Note 7 - Common stock to our consolidated financial statements for additional details.
Including the shares received under the 2016 ASR Agreement and 2015 ASR Agreement, we repurchased 74.4 million, 55.1 million and 62.1 million shares for $5,571.9 million, $4,675.0 million and $4,642.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. In December 2016, the Board of Directors of the Company approved an increase in the authorized number of shares that may be repurchased under our share repurchase program, originally announced in 2013, by an additional 65.0 million shares, for a total authorization of 330.0 million shares (including shares previously purchased) of our common stock, as adjusted for any subsequent stock split, stock dividend or similar transaction. As of December 31, 2016, there were 79.2 million shares remaining under our share repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
SENIOR NOTES
The below description reflects our financing activity for the years ended December 31, 2016 and 2015. See Note 5 - Financing to our consolidated financial statements for a complete summary of outstanding senior notes.
In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of $1,500.0 million aggregate principal amount of our 3.125% senior notes due May 2016 (which were fully redeemed in April 2016), to enter into an accelerated share repurchase agreement and for other general corporate purposes.
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1,000.0 million aggregate principal amount of 3.000% senior notes due July 2023

•	$1,500.0 million aggregate principal amount of 3.400% senior notes due March 2027

•	$1,500.0 million aggregate principal amount of 4.800% senior notes due July 2046
We used the net proceeds from the sale of the July 2016 Senior Notes to repay a portion of our 2015 two-year term loan, to complete a tender offer and follow-on redemption for our 2.650% senior notes due February 2017, to complete a tender offer for a portion of each of our 7.125% senior notes due March 2018, our 7.250% senior notes due June 2019 and our 6.125% senior notes due November 2041 and we used the remaining proceeds for general corporate purposes.
In 2015, $1,000.0 million aggregate principal amount of 2.100% senior notes due 2015 and $500.0 million aggregate principal amount of 2.750% senior notes due 2015 matured and were repaid.
BANK CREDIT FACILITIES

In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At December 31, 2016, no amounts were drawn under the 2015 revolving facility. In 2015, we repaid $500.0 million under the 2015 two-year term loan. In 2016, we repaid the remaining $2,000.0 million principal under the 2015 two-year term loan. We make quarterly principal payments on the 2015 five-year term loan. At December 31, 2016, $225.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. As of December 31, 2016, no amounts were drawn under either facility.
In August 2011, we entered into a credit agreement providing for a five-year $4,000.0 million term loan facility (the “2011 term loan”) and a $1,500.0 million revolving loan facility (the “2011 revolving facility”). In April 2015, we repaid $1,105.3 million outstanding under the 2011 term loan and terminated the commitments under the 2011 revolving facility.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At December 31, 2016, we were in compliance with all covenants associated with our debt instruments. See Note 5 - Financing to our consolidated financial statements for more information.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Following is a schedule of the current maturities of our long-term debt, future minimum lease payments and purchase commitments (in millions) as of December 31, 2016:

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt(1)	$21,161.3	$1,311.9	$4,808.6	$4,006.2	$11,034.6
Future minimum operating lease payments	272.6	59.3	92.5	61.5	59.3
Future minimum capital lease payments	27.5	12.1	15.3	0.1	—
Purchase commitments(2)	205.3	157.1	46.7	1.5	—
Total contractual cash obligations	$21,666.7	$1,540.4	$4,963.1	$4,069.3	$11,093.9

(1)
Excludes the interest expense on our 2015 revolving facility, which requires us to pay interest at LIBOR plus a margin and for which our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see Note 5 - Financing to our consolidated financial statements). No amounts were outstanding on our 2015 revolving facility as of December 31, 2016. Interest payments on our senior notes are fixed, and are included in these amounts.

(2)
Consists of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect our results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to experience and current business plans.

The gross liability for uncertain tax positions which could result in future payments is $466.7 million and $506.8 million as of December 31, 2016 and 2015, respectively. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $3,603.3 million and $4,069.8 million as of December 31, 2016 and 2015, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.
IMPACT OF INFLATION
Most of our contracts provide we bill clients based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.
OTHER MATTERS
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of these standards on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. We reported net excess tax benefits of $11.2 million, $58.0 million and $93.6 million for the years ended 2016, 2015 and 2014, respectively. The fiscal 2016, 2015 and 2014 amounts of excess tax benefits are not necessarily indicative of future amounts that may arise in years following implementation of this standard due to unpredictable events including, but not limited to, the future price of our common stock, stock award exercise activity and forfeiture rate fluctuations. Excess tax benefits were historically recorded in additional paid-in capital and will be recognized as income tax expense on the consolidated statement of operations as of the effective date of the standard. The remaining amendments to this standard, as noted above, are not expected to have a material impact on our consolidated financial statements, including our statement of cash flows. We will adopt the standard beginning in the first quarter of 2017.
In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. This ASU is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We have substantially completed evaluation of our PBM segment and have determined adoption of the new standard will not have a significant impact on our PBM segment. We continue to evaluate the impact of this standard on our Other Business Operations segment and expect to complete our evaluation by mid-2017. We anticipate full retrospective application upon adoption.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. The accounting policies described below represent those policies management believes most impact our consolidated financial statements, are important for an understanding of our results of operations or require management to make difficult, subjective or complex judgments. This should be read in conjunction with Note 1 - Summary of significant accounting policies and with the other notes to our consolidated financial statements.
GOODWILL AND INTANGIBLE ASSETS
ACCOUNTING POLICY
Goodwill and intangible asset balances arise primarily from the allocation of the purchase price of businesses acquired based on the fair market value of assets acquired and liabilities assumed on the date of the acquisition. Goodwill is evaluated for impairment annually during the fourth quarter or when events or circumstances occur indicating goodwill might be impaired. We determine reporting units for the purpose of evaluating goodwill valuation based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management.
Goodwill impairment testing guidance provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment, we consider various events and circumstances when evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary. In 2016, we performed a qualitative assessment for approximately 99% of our goodwill as of December 31, 2016.
If we perform Step 1, the measurement of possible impairment would be based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s net assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments, which approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. In 2016, we performed Step 1 for approximately 1% of our goodwill as of December 31, 2016.
As of December 31, 2016, we do not believe any reporting units are at risk of failing Step 1. No goodwill impairment charges were recorded for any of our reporting units for 2016, 2015 or 2014.
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
The key assumptions included in our income approach include, but are not limited to, earnings growth rates, discount rates and inflation rates. Assessment of these factors could be impacted by internal factors and/or external economic conditions. We performed various sensitivity analyses on the key assumptions, which did not indicate any potential impairment.
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
FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts, contractual allowances and estimated reserves based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers’ financial condition. We record reserves for clients based on known adjustments to adjudicated claims and historical discounts issued as a percentage of revenue.
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
MEDICARE PRESCRIPTION DRUG PROGRAM
Our revenues include premiums associated with our Medicare Part D prescription drug plan (“PDP”) risk-based product offerings. These products involve prescription drug dispensing for beneficiaries enrolled in Medicare Part D plans sponsored by us pursuant to our contracts with the Centers for Medicare & Medicaid Services (“CMS”). In addition to Medicare Part D PDP premiums, there are certain co-payments and deductibles due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare Part D PDP product offerings and is recorded at cost as incurred.

SPECIALTY DRUG REVENUES
We operate specialty pharmacies, which dispense medications for the treatment of complex and potentially life threatening diseases. Many of the products are covered under a medical benefit which results in a more complicated adjudication process and coverage review, often involving primary, secondary or tertiary coverage. As a result, certain revenues are estimated based on historical collection rates. Amounts received from our clients may be greater than or less than originally estimated. Differences may affect the amount and timing of revenues for any period if actual pricing varies from estimates. Allowances for returns are estimated based on historical return trends. The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2016, we had $2,775.0 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $27.8 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts Holding Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts Holding Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 14, 2017

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED BALANCE SHEET

	December 31,
(in millions)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,077.2	$3,186.3
Receivables, net	7,062.1	6,721.3
Inventories	1,959.0	2,023.1
Prepaid expenses and other current assets	265.1	128.8
Total current assets	12,363.4	12,059.5
Property and equipment, net	1,273.6	1,291.3
Goodwill	29,277.8	29,277.3
Other intangible assets, net	8,636.9	10,469.7
Other assets	193.2	145.5
Total assets	$51,744.9	$53,243.3

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,836.9	$9,397.7
Accounts payable	3,875.7	3,451.8
Accrued expenses	2,993.2	2,659.4
Current maturities of long-term debt	722.3	1,646.4
Total current liabilities	16,428.1	17,155.3
Long-term debt	14,846.0	13,946.3
Deferred taxes	3,603.3	4,069.8
Other liabilities	623.7	691.4
Total liabilities	35,501.1	35,862.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value per share; shares issued: 857.5 and 854.5, respectively; shares outstanding: 605.5 and 676.9, respectively	8.6	8.5
Additional paid-in capital	23,233.6	22,204.7
Accumulated other comprehensive loss	(12.3)	(14.0)
Retained earnings	11,801.2	8,396.8
	35,031.1	30,596.0
Common stock in treasury at cost, 252.0 and 177.6 shares, respectively	(18,795.1)	(13,223.2)
Total Express Scripts stockholders’ equity	16,236.0	17,372.8
Non-controlling interest	7.8	7.7
Total stockholders’ equity	16,243.8	17,380.5
Total liabilities and stockholders’ equity	$51,744.9	$53,243.3
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Revenues(1)	$100,287.5	$101,751.8	$100,887.1
Cost of revenues(1)	91,667.0	93,349.9	92,962.0
Gross profit	8,620.5	8,401.9	7,925.1
Selling, general and administrative	3,532.7	4,062.6	4,322.7
Operating income	5,087.8	4,339.3	3,602.4
Other (expense) income:
Interest income and other	34.1	24.8	46.7
Interest expense and other	(694.8)	(500.3)	(582.9)
	(660.7)	(475.5)	(536.2)
Income before income taxes	4,427.1	3,863.8	3,066.2
Provision for income taxes	999.5	1,364.3	1,031.2
Net income	3,427.6	2,499.5	2,035.0
Less: Net income attributable to non-controlling interest	23.2	23.1	27.4
Net income attributable to Express Scripts	$3,404.4	$2,476.4	$2,007.6

Weighted-average number of common shares outstanding during the period:
Basic	626.9	689.0	750.3
Diluted	631.4	695.3	759.1
Earnings per share:
Basic	5.43	3.59	2.68
Diluted	5.39	3.56	2.64

(1)	Includes retail pharmacy co-payments of $8,569.2 million, $9,170.0 million and $10,272.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income	$3,427.6	$2,499.5	$2,035.0
Other comprehensive income (loss):
Foreign currency translation adjustment	1.7	(16.1)	(9.6)
Comprehensive income	3,429.3	2,483.4	2,025.4
Less: Comprehensive income attributable to non-controlling interest	23.2	23.1	27.4
Comprehensive income attributable to Express Scripts	$3,406.1	$2,460.3	$1,998.0
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling interest	Total
Balance at December 31, 2013	834.0	$8.3	$21,809.9	$11.7	$3,912.8	$(3,905.3)	$7.4	$21,844.8
Net income	—	—	—	—	2,007.6	—	27.4	2,035.0
Other comprehensive loss	—	—	—	(9.6)	—	—	—	(9.6)
Treasury stock acquired	—	—	149.9	—	—	(4,642.9)	—	(4,493.0)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	14.6	0.2	(35.4)	—	—	—	—	(35.2)
Amortization of unearned compensation under employee plans	—	—	111.0	—	—	—	—	111.0
Exercise of stock options	—	—	542.4	—	—	—	—	542.4
Tax benefit relating to employee stock compensation	—	—	93.6	—	—	—	—	93.6
Distributions to non-controlling interest	—	—	—	—	—	—	(25.0)	(25.0)
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
Net income	—	—	—	—	2,476.4	—	23.1	2,499.5
Other comprehensive loss	—	—	—	(16.1)	—	—	—	(16.1)
Treasury stock acquired	—	—	(825.0)	—	—	(4,675.0)	—	(5,500.0)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	5.9	—	(30.0)	—	—	—	—	(30.0)
Amortization of unearned compensation under employee plans	—	—	117.1	—	—	—	—	117.1
Exercise of stock options	—	—	213.2	—	—	—	—	213.2
Tax benefit relating to employee stock compensation	—	—	58.0	—	—	—	—	58.0
Distributions to non-controlling interest	—	—	—	—	—	—	(25.2)	(25.2)
Balance at December 31, 2015	854.5	$8.5	$22,204.7	$(14.0)	$8,396.8	$(13,223.2)	$7.7	$17,380.5
Net income	—	—	—	—	3,404.4	—	23.2	3,427.6
Other comprehensive income	—	—	—	1.7	—	—	—	1.7
Treasury stock acquired	—	—	825.0	—	—	(5,571.9)	—	(4,746.9)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	3.0	0.1	(9.8)	—	—	—	—	(9.7)
Amortization of unearned compensation under employee plans	—	—	107.0	—	—	—	—	107.0
Exercise of stock options	—	—	95.5	—	—	—	—	95.5
Tax benefit relating to employee stock compensation	—	—	11.2	—	—	—	—	11.2
Distributions to non-controlling interest	—	—	—	—	—	—	(23.1)	(23.1)
Balance at December 31, 2016	857.5	$8.6	$23,233.6	$(12.3)	$11,801.2	$(18,795.1)	$7.8	$16,243.8
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$3,427.6	$2,499.5	$2,035.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,154.6	2,359.1	2,242.9
Deferred income taxes	(497.4)	(462.1)	(430.5)
Employee stock-based compensation expense	107.0	117.1	111.0
Other, net	(36.2)	(46.3)	(8.3)
Changes in operating assets and liabilities
Accounts receivable	(374.0)	(770.3)	(2,042.4)
Inventories	64.1	90.1	(242.1)
Other current and noncurrent assets	(137.5)	78.3	(170.0)
Claims and rebates payable	(560.8)	909.5	1,720.4
Accounts payable	436.4	318.3	271.7
Accrued expenses	404.2	(142.7)	948.9
Other current and noncurrent liabilities	(68.6)	(102.2)	112.4
Net cash flows provided by operating activities	4,919.4	4,848.3	4,549.0
Cash flows from investing activities:
Purchases of property and equipment	(330.4)	(295.9)	(436.6)
Other, net	(21.5)	27.4	24.7
Net cash used in investing activities	(351.9)	(268.5)	(411.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,986.8	5,500.0	2,490.1
Repayment of long-term debt	(5,932.5)	(3,390.8)	(2,834.3)
Treasury stock acquired	(4,746.9)	(5,500.0)	(4,493.0)
Net proceeds from employee stock plans	87.2	183.1	510.5
Excess tax benefit relating to employee stock-based compensation	13.0	58.2	94.0
Other, net	(85.4)	(67.5)	(57.0)
Net cash used in financing activities	(4,677.8)	(3,217.0)	(4,289.7)
Effect of foreign currency translation adjustment	1.2	(9.1)	(6.2)
Net (decrease) increase in cash and cash equivalents	(109.1)	1,353.7	(158.8)
Cash and cash equivalents at beginning of year	3,186.3	1,832.6	1,991.4
Cash and cash equivalents at end of year	$3,077.2	$3,186.3	$1,832.6
Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$1,543.0	$1,802.2	$1,310.9
Interest	509.9	518.1	529.4
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
Organization and operations. We are the largest stand-alone pharmacy benefit management (“PBM”) company in the United States, providing healthcare management and administration services on behalf of clients that include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions, Express Scripts SafeGuardRx, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization and consumer health and drug information. Through our Other Business Operations segment, we provide distribution services of specialty pharmaceuticals and provide consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines.
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
Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks which do not hold our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $824.8 million and $745.8 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable and accounts payable, as appropriate, at December 31, 2016 and 2015, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.
Accounts receivable. The accounts receivable balance primarily includes amounts due from clients, third-party payors and members. Based on our revenue recognition policies described below, at the end of each period certain claims are unbilled. As of December 31, 2016 and 2015, unbilled receivables were $705.8 million and $2,045.2 million, respectively. Unbilled receivables are typically billed to clients within 30 days based on the contractual billing schedule agreed upon with the client.
Our primary reserves for credit loss in accounts receivable is our allowance for doubtful accounts of $75.0 million and $87.3 million for the years ended December 31, 2016 and 2015, respectively, which equals our estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Our allowance for doubtful accounts also reflects amounts associated with member premiums for our Medicare Part D product offerings. Receivables are written off against the allowances only upon determination that such amounts are not recoverable and all collection attempts have failed. We regularly review and analyze the adequacy of these allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
As of December 31, 2016 and 2015, we have accounts receivable reserves of $115.2 million and $133.2 million, respectively, in our contractual allowance for certain receivables from third-party payors based on our collection experience. As of December 31, 2016 and 2015, we have accounts receivable reserves of $199.6 million and $194.7 million, respectively, which include discounts and claims adjustments issued to the customers in the form of client credits. Refer to our “Revenue recognition” section below for more information regarding these estimates that reduce revenue.
As a percent of accounts receivable, our accounts receivable reserves were 8.5% and 10.6% at December 31, 2016 and 2015, respectively. These percentages include the estimate for uncollectible rebates from manufacturers. Refer to our “Rebate accounting” section below for further discussion.
As of December 31, 2016 and 2015, we have an outstanding receivable balance of approximately $95.3 million and $170.5 million, respectively, from the state of Illinois. We have not recorded a reserve against this receivable, as it is associated with a state, which continues to make payments. We believe the full receivable balance will be realized.

Inventories. Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or market.
Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of 7 years for furniture and 3 to 5 years for equipment and purchased computer software. Buildings are amortized on a straight-line basis over estimated useful lives of 10 to 35 years. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, whichever is shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. Amortization of the capitalized amounts commences on the date placed into production and is computed on an individual product basis using the straight-line method over the remaining estimated economic life of the product, not to exceed more than 5 years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.
Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2016 and 2015 were recorded in “Other assets” on our consolidated balance sheet (see Note 2 - Fair value measurements to our consolidated financial statements).
Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan described in Note 8 - Employee benefit plans and stock-based compensation plans to our consolidated financial statements.
Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available-for-sale at December 31, 2016 or 2015.
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
Goodwill. Goodwill is evaluated for impairment annually during the fourth quarter or when events or circumstances occur indicating goodwill might be impaired. Goodwill impairment testing guidance provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determine reporting units for the purpose of evaluating goodwill valuation based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. When performing a qualitative assessment, we consider various events and circumstances in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether the first step of the goodwill impairment test (“Step 1”) is necessary. In 2016, we performed a qualitative assessment for approximately 99% of our goodwill as of December 31, 2016.
When performing Step 1, the measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s net assets. Impairment losses, if any, are determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based on management’s best estimates and judgments, which approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. In 2016, we performed Step 1 for approximately 1% of our goodwill as of December 31, 2016.

No impairment existed for any of our reporting units at December 31, 2016, 2015 or 2014.
Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships and trade names. Customer contracts and relationships and trade names are valued at fair market value when acquired using the income method. Customer contracts and relationships intangible assets related to our acquisition of Medco Health Solutions, Inc. (“Medco”) are being amortized using a modified pattern of benefit method over an estimated useful life of 8 to 16 years. All other intangible assets, excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 10 to 20 years for customer-related intangibles, 10 years for trade names and 5 years for other intangible assets. The weighted-average amortization period of intangible assets subject to amortization is 15 years. See Note 4 - Goodwill and other intangible assets to our consolidated financial statements for further discussion of other intangible assets.
The customer contract related to our 10-year contract with Anthem Inc. (“Anthem”) under which we provide pharmacy benefit management services to Anthem and its designated affiliates (the “PBM agreement”) is being amortized using a modified pattern of benefit method over an estimated useful life of 10 years. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $105.6 million for 2016 and by approximately $126.7 million per year beginning in 2017 relative to the previous amortization schedule.
Self-insurance accruals. We may maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements, and judgments once such costs become both probable and estimable. Self-insured losses are accrued based on estimates of the aggregate liability for the costs of uninsured claims incurred using certain standard insurance industry actuarial assumptions (see Note 9 - Commitments and contingencies to our consolidated financial statements). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.
Fair value of financial instruments. Authoritative Financial Accounting Standards Board (“FASB”) guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
FASB guidance allows a company to elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not elected to account for any of our eligible items using the fair value option. See Note 2 - Fair value measurements to our consolidated financial statements for a description of the fair values of our financial instruments.
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
Revenues from our specialty pharmacies are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs and providing fertility pharmaceuticals to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Historically, adjustments to our original estimates have been immaterial. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends and are not material.
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
If we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we record only our administrative fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or our cost of revenues.
In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, are included in revenues and cost of revenues.
Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to the payment of performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period and accruals are recorded as an offset to revenues if we determine our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have been immaterial.
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
Rebate accounting. We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates and administrative fees earned for the administration of this program, performed in conjunction with claims processing and home delivery services provided to clients, are recorded as a reduction of cost of revenues and the portion of the rebate and administrative fees payable to customers is treated as a reduction of revenues. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers; historically, these adjustments have not been material. We pay all or a contractually agreed upon portion of such rebates to our clients. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Included in accounts receivable are reserves of $257.9 million and $381.2 million as of December 31, 2016 and 2015, respectively, for estimated uncollectible rebates from the manufacturers.
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
In addition to Medicare Part D PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. Non-low income members received a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. For subsidies received in advance, the amount is deferred and recorded in accrued expenses on the consolidated balance sheet. Any cost share due from members, pharmaceutical manufacturers or CMS, or premiums due from members, is accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently with other co-payments derived from providing PBM services, as a component of revenues on the consolidated statement of operations.
Our cost of revenues includes the cost of drugs dispensed by our home delivery pharmacies or retail network for members covered under our Medicare Part D PDP product offerings. These amounts are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum. The subsidy is reflected as an offsetting credit to cost of revenues to the extent catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses on the consolidated balance sheet. Any catastrophic reinsurance subsidies due from CMS are accrued and recorded in receivables, net, on the consolidated balance sheet. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled.
Cost of revenues. Cost of revenues includes product costs, network pharmacy claims costs, co-payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “Revenue recognition” and “Rebate accounting”).
Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 6 - Income taxes to our consolidated financial statements. All deferred tax assets and liabilities are classified as long-term. Deferred tax assets are evaluated to ensure the asset will be realized. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Net income attributable to non-controlling interest. Net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates.

Employee stock-based compensation. Grant-date fair values of stock options are estimated using a Black-Scholes valuation model and grant-date fair values of restricted stock units and performance shares are estimated based on the grant-date stock price. Compensation expense is reduced based on estimated forfeitures with adjustments recorded at the time of vesting for actual forfeitures. Forfeitures are estimated based on experience. We use an accelerated method of recognizing compensation cost for awards. Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. See Note 8 - Employee benefit plans and stock-based compensation plans to our consolidated financial statements for more information regarding stock-based compensation plans.
Earnings per share. Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations as of December 31, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Weighted-average number of common shares outstanding during the period – basic	626.9	689.0	750.3
Dilutive common stock equivalents:(1)
Outstanding stock options, stock-settled stock appreciation rights, restricted stock units and executive deferred compensation units	4.5	6.3	8.8
Weighted-average number of common shares outstanding during the period – diluted	631.4	695.3	759.1

(1)	Excludes equity awards of 8.0 million, 2.4 million and 2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These were excluded because the effect is anti-dilutive.
Foreign currency translation. The financial statements of our foreign subsidiaries are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (debit balances of $12.3 million and $14.0 million at December 31, 2016 and 2015, respectively) are recorded within the “accumulated other comprehensive (loss) income” component of stockholders’ equity.
Comprehensive income (loss). Comprehensive loss includes foreign currency translation adjustments. We recognized foreign currency translation income (loss) of $1.7 million, $(16.1) million and $(9.6) million for the years ending December 31, 2016, 2015 and 2014, respectively.
New accounting guidance. In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of these standards on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. We reported net excess tax benefits of $11.2 million, $58.0 million and $93.6 million for the years ended 2016, 2015 and 2014, respectively. The fiscal 2016, 2015 and 2014 amounts of excess tax benefits are not necessarily indicative of future amounts that may arise in years following implementation of this standard due to unpredictable events including, but not limited to, the future price of our common stock, stock award exercise activity and forfeiture rate fluctuations. Excess tax benefits were historically recorded in additional paid-in capital and will be recognized as income tax expense on the consolidated statement of operations as of the effective date of the standard. The remaining amendments to this standard, as noted above, are not expected to have a material impact on our consolidated financial statements, including our statement of cash flows. We will adopt the standard beginning in the first quarter of 2017.
In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. This ASU is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We have substantially completed evaluation of our PBM segment and have determined adoption of the new standard will not have a significant impact on our PBM segment. We continue to evaluate the impact of this standard on our Other Business Operations segment and expect to complete our evaluation by mid-2017. We anticipate full retrospective application upon adoption.
2. Fair value measurements
Financial assets accounted for at fair value on a recurring basis include cash equivalents of $1,061.2 million and $1,795.5 million and trading securities (included in other assets and consisting primarily of mutual funds) of $29.9 million and $26.8 million at December 31, 2016 and 2015, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
The fair values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable, and accounts payable approximate carrying values due to the short-term maturities of these instruments. The fair values, which approximate the carrying values, of our 2015 two-year term loan and 2015 five-year term loan (Level 2) (as defined in Note 5 - Financing to our consolidated financial statements) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes are $13,041.4 million and $11,078.0 million as of December 31, 2016 and 2015, respectively. See Note 5 - Financing to our consolidated financial statements for further discussion of the carrying values of our debt.
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

3. Property and equipment
Property and equipment consists of the following:

	December 31,
(in millions)	2016	2015
Land and buildings	$184.7	$200.0
Furniture	70.4	71.9
Equipment(1)	801.4	773.0
Computer software	1,926.0	1,733.8
Leasehold improvements	240.5	229.0
Total property and equipment	3,223.0	3,007.7
Less accumulated depreciation(1)	1,949.4	1,716.4
Property and equipment, net	$1,273.6	$1,291.3

(1)	Includes gross assets of $51.3 million and $50.4 million and accumulated depreciation of $21.2 million and $9.0 million related to capital lease assets as of December 31, 2016 and 2015, respectively.
Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $321.8 million, $628.2 million and $489.4 million, respectively. Included in total depreciation expense is internally developed software amortization expense of $140.3 million, $409.4 million and $232.9 million in 2016, 2015 and 2014, respectively. Internally developed software, net of accumulated amortization, was $471.9 million and $433.7 million at December 31, 2016 and 2015, respectively. We capitalized $179.6 million of internally developed software during 2016.
Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation was $14.6 million and $14.7 million at December 31, 2016 and 2015, respectively.
4. Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	December 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,287.2	$(106.8)	$29,180.4	$29,286.7	$(106.8)	$29,179.9
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,384.6	$(106.8)	$29,277.8	$29,384.1	$(106.8)	$29,277.3
Other intangible assets
PBM
Customer contracts	$17,570.5	$(9,083.4)	$8,487.1	$17,570.3	$(7,290.0)	$10,280.3
Trade names	226.6	(105.9)	120.7	226.6	(83.6)	143.0
Miscellaneous	8.7	(8.2)	0.5	8.7	(6.5)	2.2
	17,805.8	(9,197.5)	8,608.3	17,805.6	(7,380.1)	10,425.5
Other Business Operations
Customer relationships	39.4	(29.4)	10.0	120.1	(98.1)	22.0
Trade names	35.7	(17.1)	18.6	35.7	(13.5)	22.2
	75.1	(46.5)	28.6	155.8	(111.6)	44.2
Total other intangible assets	$17,880.9	$(9,244.0)	$8,636.9	$17,961.4	$(7,491.7)	$10,469.7

Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2014	$29,183.5	$97.4	$29,280.9
Foreign currency translation	(3.6)	—	(3.6)
Balance at December 31, 2015	$29,179.9	$97.4	$29,277.3
Foreign currency translation	0.5	—	0.5
Balance at December 31, 2016	$29,180.4	$97.4	$29,277.8
The aggregate amount of amortization expense of other intangible assets was $1,832.8 million, $1,730.9 million and $1,753.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in total amortization expense is $200.5 million, $95.1 million and $112.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to our 10-year contract with Anthem to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $105.6 million for 2016 and by approximately $126.7 million per year beginning in 2017 relative to the previous amortization schedule.
Following is a summary of the expected aggregate amortization of other intangible assets as of December 31, 2016 (in millions):

Year Ended December 31,	Future Amortization
2017	$1,446.0
2018	1,436.0
2019	1,411.0
2020	762.0
2021	760.0

5. Financing
Our debt, issued by us, ESI and Medco, net of unamortized discounts, premiums and financing costs, consists of:

			December 31,
			2016	2015
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Senior notes(2)
$1,500.0 million, 3.125% senior notes due May 2016(3)	ESI	20	$—	$1,498.7
$1,500.0 million, 2.650% senior notes due February 2017(3)	Express Scripts	35	—	1,494.4
$500.0 million, 1.250% senior notes due June 2017(3)	Express Scripts	10	499.6	498.6
$1,200.0 million, 7.125% senior notes due March 2018(3)	Medco	50	868.8	1,296.9
$1,000.0 million, 2.250% senior notes due June 2019(3)	Express Scripts	15	995.1	993.1
$500.0 million, 7.250% senior notes due June 2019(3)	ESI	50	336.2	497.4
$500.0 million, 4.125% senior notes due September 2020(3)	Medco	25	504.0	504.9
$500.0 million, 3.300% senior notes due February 2021(3)	Express Scripts	35	495.9	—
$1,250.0 million, 4.750% senior notes due November 2021(3)	Express Scripts	45	1,239.5	1,237.5
$1,000.0 million, 3.900% senior notes due February 2022(3)	Express Scripts	40	984.1	981.3
$1,000.0 million, 3.000% senior notes due July 2023(3)	Express Scripts	25	992.5	—
$1,000.0 million, 3.500% senior notes due June 2024(3)	Express Scripts	20	988.3	986.8
$1,500.0 million, 4.500% senior notes due February 2026(3)	Express Scripts	45	1,481.2	—
$1,500.0 million, 3.400% senior notes due March 2027(4)	Express Scripts	30	1,488.7	—
$700.0 million, 6.125% senior notes due November 2041(3)	Express Scripts	50	444.0	692.5
$1,500.0 million, 4.800% senior notes due July 2046(3)	Express Scripts	40	1,483.0	—
Total senior notes			12,800.9	10,682.1
Term loans
$2,500.0 million, term loan due April 2017(5)	Express Scripts	N/A	—	1,995.5
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	2,767.4	2,915.1
Total term loans			2,767.4	4,910.6
Total debt			15,568.3	15,592.7
Current maturities of debt
$1,500.0 million, 3.125% senior notes due May 2016(2)(3)	ESI	20	—	1,498.7
$500.0 million, 1.250% senior notes due June 2017(2)(3)	Express Scripts	10	499.6	—
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	222.7	147.7
Total current maturities of long-term debt			722.3	1,646.4
Total long-term debt			$14,846.0	$13,946.3

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

(5)
The 2015 five-year term loan (defined below) had an average interest rate of 1.80% as of December 31, 2016. The 2015 two-year term loan (defined below) and 2015 five-year term loan had average interest rates of 1.33% and 1.45%, respectively, as of December 31, 2015.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”), a two-year $2,500.0 million term loan (the “2015 two-year term loan”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). We used the proceeds, which included $1,100.0 million drawn on the 2015 revolving facility in addition to the 2015 two-year term loan and the 2015 five-year term loan, to repay our 2011 term loan, terminate the commitments under our 2011 revolving facility, enter into an accelerated share repurchase agreement and for other general corporate purposes. At December 31, 2016, no amounts were drawn under the 2015 revolving facility. In 2015, we repaid $500.0 million under the 2015 two-year term loan. In 2016, we repaid the remaining $2,000.0 million principal under the 2015 two-year term loan. We make quarterly principal payments on the 2015 five-year term loan. At December 31, 2016, $225.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
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
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. As of December 31, 2016, no amounts were drawn under either facility.
Senior notes. In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1,500.0 million aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to complete a tender offer and follow-on redemption of our 3.125% senior notes due May 2016 (which were fully redeemed in April 2016), to enter into an accelerated share repurchase agreement and for other general corporate purposes.
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
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1,000.0 million aggregate principal amount of 3.000% senior notes due July 2023

•	$1,500.0 million aggregate principal amount of 3.400% senior notes due March 2027

•	$1,500.0 million aggregate principal amount of 4.800% senior notes due July 2046
We used a portion of the net proceeds from the sale of the July 2016 Senior Notes for the following:

•	To repay $1,500.0 million of our $2,500.0 million aggregate principal 2015 two-year term loan.

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

In each of the above instances, we wrote off the associated amount of discounts, premiums and financing costs. Total cash payments related to the above, excluding accrued interest, were $3,919.6 million, which included approximately $136.0 million of repayment costs. We used the remaining proceeds for general corporate purposes.

Financing costs. Following is the gross amount recognized and the related weighted-average period of amortization of our financing costs:

	Financing costs (in millions)	Weighted-average period of amortization (in years)
June 2009 Senior Notes(1)	$13.3	5.2
November 2011 Senior Notes(2)	29.9	12.1
February 2012 Senior Notes(3)	22.5	6.2
June 2014 Senior Notes(4)	18.6	6.6
February 2016 Senior Notes	16.0	8.8
July 2016 Senior Notes	33.0	17.0
2015 credit agreement	28.0	4.0

(1)	Includes $500.0 million, 7.250% senior notes due June 2019.

(2)	Includes $1,250.0 million, 4.750% senior notes due November 2021 and $700.0 million, 6.125% senior notes due November 2041.

(3)	Includes $1,500.0 million, 2.650% senior notes due February 2017 and $1,000.0 million, 3.900% senior notes due February 2022.

(4)	Includes $500.0 million, 1.250% senior notes due June 2017, $1,000.0 million, 2.250% senior notes due June 2019, and $1,000.0 million, 3.500% senior notes due June 2024.
Financing costs of $36.1 million related to the 2011 term loan were written off during 2015, of which only $9.2 million had not previously been amortized.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2016, we were in compliance with all covenants associated with our debt instruments.
Schedule of maturities. Following is a schedule of maturities, excluding unamortized discounts, premiums and financing costs, for our long-term debt as of December 31, 2016 (in millions):

Year Ended December 31,	Maturities of Long-term Debt
2017	$725.0
2018	1,206.4
2019	2,537.4
2020	1,475.0
2021	1,750.0
Thereafter	7,948.7
Total	$15,642.5

6. Income taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2016	2015	2014
Income (loss) before income taxes:
United States	$4,422.6	$3,870.6	$3,082.8
Foreign	4.5	(6.8)	(16.6)
Total	$4,427.1	$3,863.8	$3,066.2
Current provision (benefit):
Federal	$1,456.2	$1,722.0	$1,315.8
State	37.9	102.7	146.1
Foreign	2.8	1.7	(0.2)
Total current provision	1,496.9	1,826.4	1,461.7
Deferred benefit:
Federal	(392.6)	(429.0)	(395.6)
State	(104.7)	(32.9)	(32.0)
Foreign	(0.1)	(0.2)	(2.9)
Total deferred benefit	(497.4)	(462.1)	(430.5)
Total current and deferred provision	$999.5	$1,364.3	$1,031.2
We consider our foreign earnings to be indefinitely reinvested, and accordingly have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $117.4 million, $103.7 million and $96.2 million as of December 31, 2016, 2015 and 2014, respectively.
A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2016, 2015 and 2014 is immaterial):

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.4	0.7	2.0
Non-controlling interest	(0.2)	(0.2)	(0.3)
Recognition of previously unrecognized PolyMedica Corporation (Liberty) tax benefit	(11.6)	—	—
Other, net	(1.0)	(0.2)	(3.1)
Effective tax rate	22.6%	35.3%	33.6%
During 2016, we recognized a net discrete benefit of $633.9 million primarily attributable to changes in our unrecognized tax benefits as a result of our realization of the previously unrecognized PolyMedica Corporation (Liberty) tax benefit, various state audit settlements, lapses in statutes of limitations, and deferred tax implications of newly enacted state laws and filing methodologies. During 2015, we recognized a net discrete benefit of $79.2 million primarily attributable to changes in our unrecognized tax benefits as a result of various state audit settlements and lapses in statutes of limitations.

The deferred tax assets and liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$11.1	$13.4
Note premium	24.7	43.1
Tax attributes	72.6	102.9
Equity compensation	148.5	144.1
Accrued expenses	293.4	327.3
Benefit of uncertain tax positions	132.4	172.1
Other	47.8	54.6
Gross deferred tax assets	730.5	857.5
Less valuation allowance	31.2	92.4
Net deferred tax assets	699.3	765.1
Deferred tax liabilities:
Depreciation and property differences	(278.6)	(257.4)
Goodwill and intangible assets	(3,945.6)	(4,534.7)
Other	(47.3)	(42.8)
Gross deferred tax liabilities	(4,271.5)	(4,834.9)
Net deferred tax liabilities	$(3,572.2)	$(4,069.8)
Deferred taxes were classified in the consolidated balance sheets as follows:

	December 31,
(in millions)	2016	2015
Other assets	$31.1	$—
Deferred taxes	(3,603.3)	(4,069.8)
Net deferred tax liabilities	$(3,572.2)	$(4,069.8)
As of December 31, 2016, we have deferred tax assets for state and foreign net operating loss carryforwards of approximately $34.2 million and $33.8 million, respectively. The state and foreign net operating loss carryforwards, if otherwise not utilized, will expire between 2017 and 2035. We have provided a valuation allowance of $30.9 million against these deferred tax assets. During 2016, our valuation allowance related to state and foreign net operating losses decreased by $59.9 million of which $29.5 million affected our tax rate.
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2016	2015	2014
Balance at January 1	$1,038.4	$1,117.2	$1,061.5
Additions for tax positions related to prior years	102.5	55.8	106.1
Reductions for tax positions related to prior years(1)	(630.8)	(112.7)	(40.6)
Additions for tax positions related to the current year	72.7	45.7	66.7
Reductions attributable to settlements with taxing authorities	(18.1)	(14.3)	(60.1)
Reductions as a result of a lapse of the applicable statute of limitations	(26.7)	(53.3)	(16.4)
Balance at December 31	$538.0	$1,038.4	$1,117.2

(1)	Amounts for 2016 include reductions related to a claimed loss in 2012 on the disposition of PolyMedica Corporation (Liberty).
All but an immaterial amount of our unrecognized tax benefits of $538.0 million, would impact our effective tax rate, if recognized.

During 2016, we resolved the tax treatment of our 2012 disposition of PolyMedica Corporation (Liberty). Accordingly, we recognized a net tax benefit of approximately $511.0 million, which impacted our effective tax rate. We received the majority of the cash related to the net tax benefit in the fourth quarter of 2016.
We also reached final settlement on various state examinations. These state settlements resulted in a reduction to our unrecognized tax benefits of $18.1 million, none of which impacted our effective tax rate. In addition, as a result of these settlements, we have reduced our prior year gross state tax positions by $65.0 million, which resulted in a net tax benefit of approximately $42.3 million that impacted our effective rate.
We recorded a benefit of $26.8 million of interest and penalties to the provision for income taxes in our consolidated statement of operations for the year ended December 31, 2016, as compared to a benefit of $4.4 million and an expense of $23.5 million for the years ended December 31, 2015 and 2014, respectively. This resulted in $88.5 million and $110.2 million of accrued interest and penalties in our consolidated balance sheet at December 31, 2016 and 2015, respectively.
We and our subsidiaries are subject to examination by various federal, state and local tax authorities. With few exceptions, we are no longer subject to tax examinations by tax authorities for years before 2010. The Internal Revenue Service is currently examining ESI’s 2010 and 2011 and Express Scripts’s combined 2012 consolidated United States federal income tax returns. Our federal income tax audit uncertainties primarily relate to both the valuation and timing of deductions, while various state income tax audit uncertainties primarily relate to the attribution of overall taxable income to those states. We have taken positions in certain taxing jurisdictions for which it is reasonably possible the total amounts of unrecognized tax benefits may decrease up to $84.8 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
7. Common stock
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
The 2015 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We initially recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million. The $825.0 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the 2015 ASR Program in January 2016. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2015 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2015 ASR Agreement.
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for the prepayment amount of $2,800.0 million. Under the terms of the 2016 ASR Agreement, upon payment of the prepayment amount, we received an initial delivery of 32.1 million shares of our common stock at a price of $69.69 per share, which represented, based on the closing share price of our common stock on Nasdaq on February 25, 2016, approximately 80% of the prepayment amount. The forward price and the final number of shares received were determined using the arithmetic mean of the daily VWAP over the term of the 2016 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the 2016 ASR Agreement (including a cap on the forward price). In August 2016, we settled the 2016 ASR Agreement and received 6.2 million additional shares, resulting in a total of 38.3 million shares received under the 2016 ASR Agreement.
The 2016 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We initially recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million. The $560.0 million recorded in additional paid-in capital was reclassified to treasury stock upon settlement of the 2016 ASR Agreement in August 2016. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2016 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2016 ASR Agreement.
Treasury share repurchases. Including the shares received under the 2016 ASR Agreement and the 2015 ASR Agreement, we repurchased 74.4 million, 55.1 million and 62.1 million shares for $5,571.9 million, $4,675.0 million and $4,642.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. In December 2016, the Board of Directors of the Company approved an increase in the authorized number of shares that may be repurchased under the share repurchase program, originally announced in 2013, by an additional 65.0 million shares, for a total authorization of 330.0 million shares (including shares previously purchased) of our common stock, as adjusted for any subsequent stock split, stock dividend or similar transaction. As of December 31, 2016, there were 79.2 million shares remaining under the share repurchase program. There is no limit on the duration of the share repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
8. Employee benefit plans and stock-based compensation plans
Retirement savings plans. We sponsor a retirement saving plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all of our full-time employees and part-time employees. Under the 401(k) Plan, eligible employees may elect to contribute up to 50% of their salary, and we match up to 6% of the employees’ compensation contributed to the 401(k) Plan for substantially all employees after one year of service.
For the years ended December 31, 2016, 2015 and 2014, we had contribution expense of approximately $76.7 million, $69.8 million and $75.3 million, respectively. Contributions under the plan are subject to aggregate limits required under the Internal Revenue Code.
Employee stock purchase plan. We offer an employee stock purchase plan (the “ESPP”) that qualifies under Section 423 of the Internal Revenue Code and permits all domestic employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. Approximately 224,000, 183,000 and 224,000 shares of our common stock were issued under the ESPP during the years ended December 31, 2016, 2015 and 2014, respectively. Our common stock reserved for future employee purchases under the ESPP is approximately 1.2 million shares at December 31, 2016.
Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by contributions from participants and, with respect to certain senior executives, by us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2016, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% allocated as a hypothetical investment in our common stock and the remainder allocated to a variety of investment options elected by the participants. We have chosen to fund our liability for the Executive Deferred Compensation Plan through investments in trading securities, which primarily consist of mutual funds (see Note 1 - Summary of significant accounting policies to our consolidated financial statements). We incurred net compensation expense of $1.6 million, $1.3 million and $0.6 million in the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, approximately 5.9 million shares of our common stock have been reserved for future issuance under the Executive Deferred Compensation Plan. We have $0.3 million of unearned compensation related to unvested shares that are part of our Executive Deferred Compensation Plan at both December 31, 2016 and 2015.
Stock-based compensation plans in general. In March 2016, our Board of Directors adopted the Express Scripts Holding Company 2016 Long-Term Incentive Plan (the “2016 LTIP”), which was approved by our stockholders in May 2016 and authorizes the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. The 2016 LTIP was approved by our stockholders and became effective on May 4, 2016. Under the 2016 LTIP, we may issue stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, performance share awards and other types of awards. The maximum number of shares available for awards under the 2016 LTIP is 33.0 million. As of December 31, 2016, there are 32.6 million shares of our common stock available for issuance under the 2016 LTIP. The maximum term of stock options, SARs, restricted stock awards, restricted stock units and performance shares granted under the 2016 LTIP is 10 years.

Effective May 4, 2016, no additional awards will be granted under the 2011 Long-Term Incentive Plan (the “2011 LTIP”), the Accredo Health, Incorporated 2002 Long-Term Incentive Plan (the “Accredo Plan”), the ESI 2000 Long-Term Incentive Plan (the “2000 LTIP”) or the Medco 2002 Stock Incentive Plan (the “2002 SIP”) (except to settle awards outstanding under these plans), which authorized the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. However, the terms of these plans will continue to govern awards outstanding under these plans.
The provisions of the 2016 LTIP, 2011 LTIP, the Accredo Plan, the 2000 LTIP and the 2002 SIP (collectively, the “stock incentive plans”) allow employees to use shares to cover tax withholdings on stock awards (a feature which has also been approved the the Compensation Committee of our Board of Directors). Upon vesting of restricted stock units and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes. Awards are settled by issuance of new shares. The maximum term of stock options, restricted stock units and performance shares is generally 10 years. The tax benefit related to employee stock compensation recognized during the years ended December 31, 2016, 2015 and 2014 was $24.2 million, $41.3 million and $37.3 million, respectively.
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
As of December 31, 2016 and 2015, unearned compensation related to restricted stock units and performance shares was $44.5 million and $46.3 million, respectively. We recorded pre-tax compensation expense related to restricted stock units and performance shares of $60.2 million, $71.1 million and $63.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of restricted stock units and performance shares vested during the years ended December 31, 2016, 2015 and 2014 was $56.3 million, $80.6 million and $81.9 million, respectively. The weighted-average remaining recognition period for restricted stock units and performance shares is 1.9 years.
A summary of the status of restricted stock units and performance shares as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below.

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	1.7	$76.90
Granted	1.0	69.87
Other(1)	0.1	58.17
Released	(0.8)	70.26
Forfeited/cancelled	(0.1)	78.69
Outstanding at December 31, 2016	1.9	75.04
Vested and deferred at December 31, 2016	0.1	64.60
Non-vested at December 31, 2016	1.8	$75.18

(1)	Represents additional performance shares issued above the original grant for achieving certain performance metrics.
Stock options. We have issued stock options to certain officers, directors and employees to purchase shares of our common stock at fair market value on the date of grant. Stock options generally have three-year graded vesting.
As of December 31, 2016 and 2015, unearned compensation related to stock options was $34.5 million and $31.7 million, respectively. We recorded pre-tax compensation expense related to stock options of $46.8 million, $46.0 million and $48.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average remaining recognition period for stock options is 1.9 years.

A summary of the status of stock options as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below.

	Shares (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at beginning of year	18.0	$57.03
Granted	4.2	69.86
Exercised	(2.2)	42.16
Forfeited/cancelled	(0.5)	77.31
Outstanding at end of period	19.5	61.02	5.1	$216.7
Awards exercisable at period end	13.0	$54.27	3.5	$216.7

(1)	Amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
For the years ended December 31, 2016, 2015 and 2014, the net excess tax benefits related to stock options exercised during the year was $13.0 million, $58.2 million and $94.0 million, respectively, and is classified as a financing cash inflow on the consolidated statement of cash flows.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected life of option	3-5 years	3-5 years	3-5 years
Risk-free interest rate	0.9%-1.9%	1.0%-1.7%	0.7%-1.8%
Expected volatility of stock	20%-25%	19%-26%	21%-29%
Expected dividend yield	None	None	None
Weighted-average volatility of stock	22.3%	24.0%	27.4%
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
Cash proceeds and intrinsic value related to total stock options exercised and weighted-average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 are provided in the following table:

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Proceeds from stock options exercised	$95.5	$213.2	$542.4
Intrinsic value of stock options exercised	71.1	212.8	476.3
Weighted-average fair value per share of options granted during the year	$13.76	$18.03	$17.98

9. Commitments and contingencies
Lease agreements. We have entered into noncancellable agreements to lease certain offices, distribution facilities and operating equipment with terms from one to eleven years. The majority of our lease agreements include renewal options to extend the agreements from one to five years. Rental expense under the office and distribution facilities leases in the years ended December 31, 2016, 2015 and 2014 was $62.9 million, $62.5 million and $59.7 million, respectively. The future minimum lease payments, including interest, due under noncancellable leases as of December 31, 2016 are shown below (in millions):

Year Ended December 31,	Minimum Operating Lease Payments	Minimum Capital Lease Payments
2017	$59.3	$12.1
2018	52.8	12.1
2019	39.7	3.2
2020	33.5	0.1
2021	28.0	—
Thereafter	59.3	—
Total	$272.6	$27.5
Purchase commitments. As of December 31, 2016, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to experience and current business plans. These future purchase commitments as of December 31, 2016 are summarized below (in millions):

Year Ended December 31,	Future Purchase Commitments
2017	$157.1
2018	33.9
2019	12.8
2020	1.5
2021	—
Thereafter	—
Total	$205.3
Other contingencies. For the year ended December 31, 2016, approximately 55% of our pharmaceutical purchases (by dollar value) were through one wholesaler. We believe alternative sources are readily available. Except for customer concentration described in Note 10 - Segment information to our consolidated financial statements, we believe no other concentration risks exist at December 31, 2016.
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
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that ESI and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class.

•
Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., and North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. Currently, ESI’s motion to decertify the class in the Brady Enterprises case is pending. On January 18, 2017, the court entered an order denying class certification in the Brady case and decertifying the class against ESI and Medco in the North Jackson case. On January 30, 2017, the Brady plaintiffs filed a motion requesting reconsideration of the court’s denial of class certification. The Company filed a memorandum of law in opposition of the Brady plaintiffs’ motion for reconsideration on February 13, 2017.

•
Anthem, Inc. v. Express Scripts, Inc. Anthem, Inc. (for purposes of this Note 9, “Anthem”) filed this lawsuit alleging various breach of contract claims against Express Scripts, Inc. (for purposes of this Note 9, “ESI”) relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues (for purposes of this Note 9, “Anthem’s Allegations”). Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues. On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Anthem filed a motion to dismiss two counts of ESI’s amended counterclaims on July 8, 2016, and the Company filed a brief in opposition on August 5, 2016, which has been fully briefed.

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, et al. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. On July 27, 2016, the court appointed a lead plaintiff. On August 15, 2016, the Company filed a motion to transfer venue to the Circuit Court of St. Louis County, Missouri, which was fully briefed as of September 8, 2016. On October 14, 2016, the lead plaintiff filed an amended class action complaint. The Company filed a motion to dismiss the amended class action complaint on December 7, 2016, on the grounds that Plaintiffs fail to allege scienter and fail to allege any actionable misstatements or omissions and Plaintiffs filed a reply in opposition on February 7, 2017. On January 17, 2017, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer this case, along with the Anthem-related Shareholder Derivative Litigation and Anthem-related ERISA litigation discussed below to the United States District Court for the Eastern District of Missouri for consolidated or coordinated proceedings.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, et al.; Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, et al.; and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, et al. These cases were consolidated on December 21, 2016, and Plaintiffs have not yet filed a consolidated complaint or designated an operative complaint. Plaintiffs filed these stockholder derivative lawsuits alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs.

•
M. Scott Brewer, et al., in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, et al. Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched and also asserting a claim for corporate waste. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiff seeks damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment and imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs.

•
Randy Green v. George Paz, et al. Plaintiff alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a First Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. On November 30, 2016, ESI filed a motion to dismiss Plaintiffs’ First Amended Consolidated Class Action Complaint, and Anthem filed its motion to dismiss same on December 1, 2016.

•	We are the subject of various qui tam matters:

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. Greenfield filed an amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment and on December 22, 2016, the district court entered an order granting the Company’s motion for summary judgment and denying plaintiff’s motion for summary judgment. On January 17, 2017, Greenfield filed a notice of appeal.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint, received on June 23, 2015, alleges Accredo violated the federal False Claims Act. On January 20, 2016, the Court granted the Company’s motion to dismiss, as well as motions filed by the other defendants, and the case was dismissed with prejudice.  Lager appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit, which was fully briefed in June 2016. Oral argument was heard on December 15, 2016, and we await the court’s ruling.

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
10. Segment information
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes for the respective years ended December 31.

(in millions)	PBM(1)	Other Business Operations	Total
2016
Product revenues:
Network revenues(2)	$51,402.5	$—	$51,402.5
Home delivery and specialty revenues(3)	43,685.6	—	43,685.6
Other revenues(4)	—	3,538.4	3,538.4
Service revenues(5)	1,421.4	239.6	1,661.0
Total revenues(5)	96,509.5	3,778.0	100,287.5
Depreciation and amortization expense	2,124.1	30.5	2,154.6
Operating income(5)	5,080.0	7.8	5,087.8
Interest income and other			34.1
Interest expense and other			(694.8)
Income before income taxes			4,427.1
Capital expenditures	307.9	22.5	330.4
2015
Product revenues:
Network revenues(2)	$56,472.6	$—	$56,472.6
Home delivery and specialty revenues(3)	40,830.1	—	40,830.1
Other revenues(4)	—	2,453.7	2,453.7
Service revenues(5)	1,657.6	337.8	1,995.4
Total revenues(5)	98,960.3	2,791.5	101,751.8
Depreciation and amortization expense	2,328.7	30.4	2,359.1
Operating income(5)	4,262.2	77.1	4,339.3
Interest income and other			24.8
Interest expense and other			(500.3)
Income before income taxes			3,863.8
Capital expenditures	269.1	26.8	295.9

(in millions)	PBM(1)	Other Business Operations	Total
2014
Product revenues:
Network revenues(2)	$58,468.6	$—	$58,468.6
Home delivery and specialty revenues(3)	38,633.0	—	38,633.0
Other revenues(4)	—	2,203.5	2,203.5
Service revenues(5)	1,278.0	304.0	1,582.0
Total revenues(5)	98,379.6	2,507.5	100,887.1
Depreciation and amortization expense	2,209.5	33.4	2,242.9
Operating income(5)	3,546.4	56.0	3,602.4
Interest income and other			46.7
Interest expense and other			(582.9)
Income before income taxes			3,066.2
Capital expenditures	412.3	24.3	436.6

(1)
PBM total revenues and operating income for the years ended December 31, 2016, 2015 and 2014 include $106.6 million, $141.7 million and $129.4 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2016, 2015 and 2014 due to the structure of the contract.

(2)	Includes retail pharmacy co-payments of $8,569.2 million, $9,170.0 million and $10,272.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(4)	Includes other revenues related to drugs distributed through patient assistance programs.

(5)
Other Business Operations service revenues, total revenues and operating income as of December 31, 2016 includes an out-of-period adjustment due to an overstatement of prior period revenues which decreased service revenues, total revenues and operating income by $86.1 million. We recognized the cumulative effect of this correction within our consolidated statement of operations in the fourth quarter of 2016. If we had presented this out-of-period adjustment within the respective prior years, the correction would have decreased service revenues, total revenues and operating income by $70.5 million during 2015 and $19.7 million for 2014 and increased service revenues, total revenues and operating income by $4.1 million for 2013 through 2012. We consider these adjustments to be immaterial to 2016 and prior periods, individually and in the aggregate.

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of specialty pharmaceuticals and provide consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research.
Following is the summary of total assets by reportable segment:

	December 31,
(in millions)	2016	2015
PBM	$50,432.7	$52,174.9
Other Business Operations(1)	1,312.2	1,068.4
Total assets	$51,744.9	$53,243.3

(1)
If we had presented the correction of the out-of-period adjustment described above within prior periods, the correction would have decreased Other Business Operations assets as of December 31, 2015 by $70.5 million.

Following are the revenues from our clients representing 10% or greater of our consolidated revenues for each respective period:

	December 31,
	2016	2015	2014
Anthem	17%	16%	14%
Department of Defense	12%	13%	12%
Revenues earned by our international businesses totaled $98.3 million, $82.0 million and $87.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $24.1 million and $21.8 million as of December 31, 2016 and 2015, respectively. All other long-lived assets are domiciled in the United States.

11. Quarterly financial data (unaudited)
Following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second(1)	Third	Fourth
Fiscal 2016
Revenues(2)(3)	$24,791.8	$25,222.3	$25,410.1	$24,863.3
Cost of revenues(2)	22,944.8	23,061.1	23,136.0	22,525.1
Gross profit	1,847.0	2,161.2	2,274.1	2,338.2
Selling, general and administrative	906.2	904.9	858.1	863.5
Operating income(3)	940.8	1,256.3	1,416.0	1,474.7
Net income(4)	532.2	727.1	728.5	1,439.8
Less: Net income attributable to non-controlling interest	6.1	6.4	5.6	5.1
Net income attributable to Express Scripts(4)	$526.1	$720.7	$722.9	$1,434.7
Basic earnings per share attributable to Express Scripts(4)	$0.82	$1.14	$1.16	$2.36
Diluted earnings per share attributable to Express Scripts(4)	$0.81	$1.13	$1.15	$2.34
Fiscal 2015
Revenues(2)(3)	$24,899.6	$25,454.2	$25,222.6	$26,175.4
Cost of revenues(2)	23,065.6	23,323.0	23,049.1	23,912.2
Gross profit	1,834.0	2,131.2	2,173.5	2,263.2
Selling, general and administrative	1,007.4	998.5	1,007.3	1,049.4
Operating income(3)	826.6	1,132.7	1,166.2	1,213.8
Net income	447.1	606.1	667.4	778.9
Less: Net income attributable to non-controlling interest	6.0	6.0	5.7	5.4
Net income attributable to Express Scripts	$441.1	$600.1	$661.7	$773.5
Basic earnings per share attributable to Express Scripts	$0.61	$0.89	$0.98	$1.14
Diluted earnings per share attributable to Express Scripts	$0.60	$0.88	$0.97	$1.13

(1)
PBM total revenues and operating income for the three months ended June 30, 2016 and 2015 include $106.6 million and $141.7 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2016 and 2015 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,541.0 million and $2,634.3 million for the three months ended March 31, 2016 and 2015, respectively, $2,136.4 million and $2,322.4 million for the three months ended June 30, 2016 and 2015, respectively, $2,008.5 million and $2,161.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1,883.3 million and $2,051.8 million for the three months ended December 31, 2016 and 2015, respectively.

(3)
Other Business Operations for the three months ended December 31, 2016 includes an out-of-period adjustment due to an overstatement of prior period revenues which decreased revenues by $102.6 million, of which $86.1 million related to prior years’ revenues and $16.5 million related to interim 2016 period revenues. If we had presented this out-of-period adjustment within the respective prior years, the correction would have decreased both revenues and operating income by $70.5 million during 2015 and $19.7 million during 2014 and increased both revenues and operating income by $4.1 million during 2013 through 2012. If we had presented this out-of-period adjustment within the respective interim periods of 2016, the correction would have decreased revenues by $16.5 million and operating income by $6.8 million. We recognized the cumulative effect of these corrections within our consolidated statement of operations in the fourth quarter of 2016. We consider these adjustments to be immaterial to 2016 and prior periods, both individually and in the aggregate.

(4)
During the fourth quarter of 2016, we resolved the tax treatment of our 2012 disposition of PolyMedica Corporation (Liberty). Accordingly, we recognized a net tax benefit of approximately $511.0 million, which also impacted our effective tax rate.

12. Condensed consolidating financial information
The senior notes issued by us, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by us. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
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

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2016
Cash and cash equivalents	$583.5	$1,234.2	$4.4	$46.8	$1,208.3	$—	$3,077.2
Receivables, net	—	3,595.8	878.7	1,960.1	627.5	—	7,062.1
Other current assets	—	194.3	—	1,998.4	31.4	—	2,224.1
Total current assets	583.5	5,024.3	883.1	4,005.3	1,867.2	—	12,363.4
Property and equipment, net	—	780.1	3.4	468.2	21.9	—	1,273.6
Investments in subsidiaries	44,372.3	11,248.2	9,068.3	—	—	(64,688.8)	—
Intercompany	—	—	1,606.5	15,090.4	—	(16,696.9)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.5	—	29,277.8
Other intangible assets, net	—	682.2	6,924.5	1,020.2	10.0	—	8,636.9
Other assets	7.1	219.5	25.0	40.0	12.7	(111.1)	193.2
Total assets	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9
Claims and rebates payable	$—	$6,182.3	$2,654.6	$—	$—	$—	$8,836.9
Accounts payable	—	1,118.2	42.5	2,655.5	59.5	—	3,875.7
Accrued expenses	125.0	1,147.2	368.4	191.0	1,161.6	—	2,993.2
Current maturities of long-term debt	722.3	—	—	—	—	—	722.3
Total current liabilities	847.3	8,447.7	3,065.5	2,846.5	1,221.1	—	16,428.1
Long-term debt	13,137.0	336.2	1,372.8	—	—	—	14,846.0
Intercompany	14,742.6	1,527.6	—	—	426.7	(16,696.9)	—
Deferred taxes	—	—	2,468.9	1,245.5	—	(111.1)	3,603.3
Other liabilities	—	378.4	228.0	10.0	7.3	—	623.7
Non-controlling interest	—	—	—	—	7.8	—	7.8
Express Scripts stockholders’ equity	16,236.0	10,386.8	33,985.5	20,047.1	269.4	(64,688.8)	16,236.0
Total liabilities and stockholders’ equity	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2015
Cash and cash equivalents	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3
Receivables, net	—	3,445.9	1,123.5	1,768.3	383.6	—	6,721.3
Other current assets	—	34.2	3.2	2,080.6	33.9	—	2,151.9
Total current assets	—	5,437.4	1,129.6	3,877.7	1,614.8	—	12,059.5
Property and equipment, net	—	768.1	3.7	500.3	19.2	—	1,291.3
Investments in subsidiaries	40,819.1	11,191.6	9,500.4	—	—	(61,511.1)	—
Intercompany	—	—	1,009.5	14,429.4	231.7	(15,670.6)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.0	—	29,277.3
Other intangible assets, net	—	893.7	8,265.2	1,298.8	12.0	—	10,469.7
Other assets	6.6	314.5	22.2	7.0	7.8	(212.6)	145.5
Total assets	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3
Claims and rebates payable	$—	$5,543.7	$3,854.0	$—	$—	$—	$9,397.7
Accounts payable	—	970.0	94.8	2,297.2	89.8	—	3,451.8
Accrued expenses	9.6	1,126.2	543.9	194.3	785.4	—	2,659.4
Current maturities of long-term debt	147.7	1,498.7	—	—	—	—	1,646.4
Total current liabilities	157.3	9,138.6	4,492.7	2,491.5	875.2	—	17,155.3
Long-term debt	11,647.1	497.4	1,801.8	—	—	—	13,946.3
Intercompany	11,648.3	4,022.3	—	—	—	(15,670.6)	—
Deferred taxes	0.2	—	2,833.2	1,442.9	6.1	(212.6)	4,069.8
Other liabilities	—	374.7	288.4	15.9	12.4	—	691.4
Non-controlling interest	—	—	—	—	7.7	—	7.7
Express Scripts stockholders’ equity	17,372.8	7,694.7	33,124.4	19,687.9	1,004.1	(61,511.1)	17,372.8
Total liabilities and stockholders’ equity	$40,825.7	$21,727.7	$42,540.5	$23,638.2	$1,905.5	$(77,394.3)	$53,243.3

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2016
Revenues	$—	$39,265.7	$24,395.0	$39,561.7	$2,104.4	$(5,039.3)	$100,287.5
Operating expenses	—	36,484.0	23,160.5	38,880.8	1,713.7	(5,039.3)	95,199.7
Operating income	—	2,781.7	1,234.5	680.9	390.7	—	5,087.8
Other (expense) income:
Interest (expense) income and other, net	(546.7)	(61.9)	(51.2)	4.6	(5.5)	—	(660.7)
Intercompany interest income (expense)	312.2	(156.1)	—	(156.1)	—	—	—
Other expense, net	(234.5)	(218.0)	(51.2)	(151.5)	(5.5)	—	(660.7)
Income (loss) before income taxes	(234.5)	2,563.7	1,183.3	529.4	385.2	—	4,427.1
Provision (benefit) for income taxes	(85.6)	952.7	(81.3)	155.9	57.8	—	999.5
Income (loss) before equity in earnings of subsidiaries	(148.9)	1,611.0	1,264.6	373.5	327.4	—	3,427.6
Equity in earnings (loss) of subsidiaries	3,553.3	1,080.5	(402.8)	—	—	(4,231.0)	—
Net income	$3,404.4	$2,691.5	$861.8	$373.5	$327.4	$(4,231.0)	$3,427.6
Less: Net income attributable to non-controlling interest	—	—	—	—	23.2	—	23.2
Net income attributable to Express Scripts	3,404.4	2,691.5	861.8	373.5	304.2	(4,231.0)	3,404.4
Other comprehensive income	1.7	1.7	—	—	1.7	(3.4)	1.7
Comprehensive income attributable to Express Scripts	$3,406.1	$2,693.2	$861.8	$373.5	$305.9	$(4,234.4)	$3,406.1
For the year ended December 31, 2015
Revenues	$—	$39,582.1	$30,137.6	$34,174.8	$2,040.8	$(4,183.5)	$101,751.8
Operating expenses	—	37,272.4	28,940.4	33,705.7	1,677.5	(4,183.5)	97,412.5
Operating income	—	2,309.7	1,197.2	469.1	363.3	—	4,339.3
Other (expense) income:
Interest (expense) income and other, net	(341.7)	(75.7)	(53.5)	3.8	(8.4)	—	(475.5)
Intercompany interest income (expense)	281.2	(140.6)	—	(140.6)	—	—	—
Other expense, net	(60.5)	(216.3)	(53.5)	(136.8)	(8.4)	—	(475.5)
Income (loss) before income taxes	(60.5)	2,093.4	1,143.7	332.3	354.9	—	3,863.8
Provision (benefit) for income taxes	(22.0)	767.1	427.4	148.0	43.8	—	1,364.3
Income (loss) before equity in earnings of subsidiaries	(38.5)	1,326.3	716.3	184.3	311.1	—	2,499.5
Equity in earnings (loss) of subsidiaries	2,514.9	1,052.1	(579.8)	—	—	(2,987.2)	—
Net income	$2,476.4	$2,378.4	$136.5	$184.3	$311.1	$(2,987.2)	$2,499.5
Less: Net income attributable to non-controlling interest	—	—	—	—	23.1	—	23.1
Net income attributable to Express Scripts	2,476.4	2,378.4	136.5	184.3	288.0	(2,987.2)	2,476.4
Other comprehensive loss	(16.1)	(16.1)	—	—	(16.1)	32.2	(16.1)
Comprehensive income attributable to Express Scripts	$2,460.3	$2,362.3	$136.5	$184.3	$271.9	$(2,955.0)	$2,460.3

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2014
Revenues	$—	$37,977.0	$36,342.6	$29,528.5	$2,104.1	$(5,065.1)	$100,887.1
Operating expenses	—	36,171.9	36,051.3	28,343.1	1,783.5	(5,065.1)	97,284.7
Operating income	—	1,805.1	291.3	1,185.4	320.6	—	3,602.4
Other (expense) income:
Interest (expense) income and other, net	(429.2)	(64.9)	(39.9)	7.9	(10.1)	—	(536.2)
Intercompany interest income (expense)	429.2	(214.6)	—	(214.6)	—	—	—
Other expense, net	—	(279.5)	(39.9)	(206.7)	(10.1)	—	(536.2)
Income before income taxes	—	1,525.6	251.4	978.7	310.5	—	3,066.2
Provision (benefit) for income taxes	122.9	524.9	(17.1)	380.6	19.9	—	1,031.2
Income (loss) before equity in earnings of subsidiaries	(122.9)	1,000.7	268.5	598.1	290.6	—	2,035.0
Equity in earnings (loss) of subsidiaries	2,130.5	1,758.4	(897.1)	—	—	(2,991.8)	—
Net income (loss)	$2,007.6	$2,759.1	$(628.6)	$598.1	$290.6	$(2,991.8)	$2,035.0
Less: Net income attributable to non-controlling interest	—	—	—	—	27.4	—	27.4
Net income (loss) attributable to Express Scripts	2,007.6	2,759.1	(628.6)	598.1	263.2	(2,991.8)	2,007.6
Other comprehensive loss	(9.6)	(9.6)	—	—	(9.6)	19.2	(9.6)
Comprehensive income (loss) attributable to Express Scripts	$1,998.0	$2,749.5	$(628.6)	$598.1	$253.6	$(2,972.6)	$1,998.0

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2016
Net cash flows provided by (used in) operating activities	$(14.7)	$2,946.7	$964.6	$820.5	$439.3	$(237.0)	$4,919.4
Cash flows from investing activities:
Purchases of property and equipment	—	(232.1)	—	(89.0)	(9.3)	—	(330.4)
Other, net	—	(12.2)	2.1	(9.0)	(2.4)	—	(21.5)
Net cash (used in) provided by investing activities	—	(244.3)	2.1	(98.0)	(11.7)	—	(351.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,986.8	—	—	—	—	—	5,986.8
Repayment of long-term debt	(3,901.3)	(1,662.6)	(368.6)	—	—	—	(5,932.5)
Treasury stock acquired	(4,746.9)	—	—	—	—	—	(4,746.9)
Net proceeds from employee stock plans	87.2	—	—	—	—	—	87.2
Excess tax benefit relating to employee stock-based compensation	—	8.5	4.5	—	—	—	13.0
Other, net	(49.3)	801.6	—	(12.9)	(1,061.8)	237.0	(85.4)
Net intercompany transactions	3,221.7	(2,573.0)	(601.1)	(691.6)	644.0	—	—
Net cash (used in) provided by financing activities	598.2	(3,425.5)	(965.2)	(704.5)	(417.8)	237.0	(4,677.8)
Effect of foreign currency translation adjustment	—	—	—	—	1.2	—	1.2
Net (decrease) increase in cash and cash equivalents	583.5	(723.1)	1.5	18.0	11.0	—	(109.1)
Cash and cash equivalents at beginning of year	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of year	$583.5	$1,234.2	$4.4	$46.8	$1,208.3	$—	$3,077.2

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2015
Net cash flows provided by (used in) operating activities	$(12.0)	$2,581.4	$1,146.0	$847.4	$329.0	$(43.5)	$4,848.3
Cash flows from investing activities:
Purchases of property and equipment	—	(193.6)	—	(93.4)	(8.9)	—	(295.9)
Other, net	—	20.1	—	—	7.3	—	27.4
Net cash used in investing activities	—	(173.5)	—	(93.4)	(1.6)	—	(268.5)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	—	5,500.0
Repayment of long-term debt	(2,890.8)	—	(500.0)	—	—	—	(3,390.8)
Treasury stock acquired	(5,500.0)	—	—	—	—	—	(5,500.0)
Net proceeds from employee stock plans	183.1	—	—	—	—	—	183.1
Excess tax benefit relating to employee stock-based compensation	—	21.9	36.3	—	—	—	58.2
Other, net	(28.0)	—	—	(14.1)	(68.9)	43.5	(67.5)
Net intercompany transactions	2,747.7	(1,428.5)	(679.9)	(724.8)	85.5	—	—
Net cash (used in) provided by financing activities	12.0	(1,406.6)	(1,143.6)	(738.9)	16.6	43.5	(3,217.0)
Effect of foreign currency translation adjustment	—	—	—	—	(9.1)	—	(9.1)
Net increase in cash and cash equivalents	—	1,001.3	2.4	15.1	334.9	—	1,353.7
Cash and cash equivalents at beginning of year	—	956.0	0.5	13.7	862.4	—	1,832.6
Cash and cash equivalents at end of year	$—	$1,957.3	$2.9	$28.8	$1,197.3	$—	$3,186.3

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2014
Net cash flows provided by (used in) operating activities	$(123.2)	$734.0	$2,365.9	$1,182.2	$390.1	$—	$4,549.0
Cash flows from investing activities:
Purchases of property and equipment	—	(325.1)	—	(106.0)	(5.5)	—	(436.6)
Other, net	—	9.0	—	0.1	15.6	—	24.7
Net cash (used in) provided by investing activities	—	(316.1)	—	(105.9)	10.1	—	(411.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,490.1	—	—	—	—	—	2,490.1
Repayment of long-term debt	(2,834.2)	(0.1)	—	—	—	—	(2,834.3)
Treasury stock acquired	(4,493.0)	—	—	—	—	—	(4,493.0)
Net proceeds from employee stock plans	510.5	—	—	—	—	—	510.5
Excess tax benefit relating to employee stock-based compensation	—	44.5	49.5	—	—	—	94.0
Other, net	(18.6)	—	—	(13.6)	(24.8)	—	(57.0)
Net intercompany transactions	4,468.4	(652.2)	(2,418.5)	(1,093.0)	(304.7)	—	—
Net cash (used in) provided by financing activities	123.2	(607.8)	(2,369.0)	(1,106.6)	(329.5)	—	(4,289.7)
Effect of foreign currency translation adjustment	—	—	—	—	(6.2)	—	(6.2)
Net (decrease) increase in cash and cash equivalents	—	(189.9)	(3.1)	(30.3)	64.5	—	(158.8)
Cash and cash equivalents at beginning of year	—	1,145.9	3.6	44.0	797.9	—	1,991.4
Cash and cash equivalents at end of year	$—	$956.0	$0.5	$13.7	$862.4	$—	$1,832.6

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under such framework, our management concluded our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II — Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions (the “senior financial officers”). A copy of this code of ethics is posted on the investor information section of our website at www.express-scripts.com and a print copy is available to any stockholder who requests a copy. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Information included on our website is not part of this annual report.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2016 and 2015
Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.
Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015 and 2014
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	List of Exhibits
See Index to Exhibits on the pages below. The Company agrees to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Express Scripts Holding Company and its subsidiaries on a consolidated basis.
Item 16 — Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY

February 14, 2017	By:	/s/ Timothy Wentworth
Timothy Wentworth
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wentworth
Timothy Wentworth	Director, President and Chief Executive Officer	February 14, 2017

/s/ Eric R. Slusser
Eric R. Slusser	Executive Vice President and Chief Financial Officer	February 14, 2017

/s/ Christopher A. McGinnis
Christopher A. McGinnis	Vice President, Chief Accounting Officer and Corporate Controller	February 14, 2017

/s/ George Paz
George Paz	Chairman	February 14, 2017

/s/ Maura C. Breen
Maura C. Breen	Director	February 14, 2017

/s/ William J. DeLaney
William J. DeLaney	Director	February 14, 2017

/s/ Elder Granger
Elder Granger	Director	February 14, 2017

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 14, 2017

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 14, 2017

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 14, 2017

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 14, 2017

/s/ Roderick A. Palmore
Roderick A. Palmore	Director	February 14, 2017

/s/ William L. Roper
William L. Roper	Director	February 14, 2017

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 14, 2017

EXPRESS SCRIPTS HOLDING COMPANY
Schedule II — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2016, 2015 and 2014

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year ended 12/31/14	$202.2	$93.7	$—	$130.8	$165.1
Year ended 12/31/15	165.1	26.1	—	103.9	87.3
Year ended 12/31/16	87.3	33.5	—	45.8	75.0
Valuation Allowance for Deferred Tax Assets
Year ended 12/31/14	$66.9	$20.6	$—	$—	$87.5
Year ended 12/31/15	87.5	4.9	—	—	92.4
Year ended 12/31/16	92.4	—	—	61.2	31.2

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries, and reductions in the valuation allowance.

INDEX TO EXHIBITS
(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit No.	Title
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

4.8
Fifth Supplemental Indenture, dated as of October 29, 2015, among Medco Health Solutions, Inc., L&C Investment, LLC. and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.8 to Express Scripts Holding Company’s Annual Report on Form 8-K filed February 16, 2016.

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

4.14
Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.15
Ninth Supplemental Indenture, dated as of May 29, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 4, 2012.

4.16
Tenth Supplemental Indenture, dated as of October 21, 2013, among Express Scripts, Inc., United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.18 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 20, 2014.

4.17
Eleventh Supplemental Indenture, dated as of February 2, 2015, among Express Scripts, Inc., Strategic Pharmaceutical Investments, LLC, and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.18 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 23, 2015.

4.18
Twelfth Supplemental Indenture, dated as of October 29, 2015, among Express Scripts, Inc., L&C Investment, LLC, and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.19 to Express Scripts Holding Company’s Annual Report on Form 8-K filed February 16, 2016.

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

4.24
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

4.25
Tenth Supplemental Indenture, dated as of October 21, 2013, among Express Scripts Holding Company, United BioSource Holdings, Inc., Express Scripts Pharmacy, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.29 to Express Scripts Holding Company’s Annual Report to Form 10-K filed February 20, 2014.

4.26
Eleventh Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

Exhibit No.	Title
4.27
Twelfth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

4.28
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

4.30
Fifteenth Supplemental Indenture, dated as of October 29, 2015, among Express Scripts Holding Company, L&C Investment, LLC and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.32 to Express Scripts Holding Company’s Annual Report on Form 8-K filed February 16, 2016.

4.31
Sixteenth Supplemental Indenture, dated as of February 25, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed February 25, 2016.

4.32
Seventeenth Supplemental Indenture, dated as of February 25, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed February 25, 2016.

4.33
Eighteenth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.34
Nineteenth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.35
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
10.8(3)
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

10.11(3)
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

10.13(3)
Form of terms and conditions for director stock option and restricted stock unit awards, incorporated by reference to Exhibit 10.2 to Medco Health Solutions, Inc.’s Current Report on Form 8-K filed February 8, 2005, File No. 001-31312.

10.14
Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and Medco Health Solutions, Inc., incorporated by reference to Exhibit 10.4 to Medco Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.15(3)
Executive Employment Agreement dated as of January 13, 2014, between Express Scripts Holding Company and George Paz, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed January 14, 2014.

10.16(3)
First Amendment dated September 9, 2015 to the Executive Employment Agreement of George Paz, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company's Current Report on Form 8-K filed September 11, 2015.

10.17(3)
Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.18(3)
Form of Performance Share Award Notice used with respect to grants of performance shares by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.19(3)
Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.20
Form of Indemnification Agreement with members of Express Scripts Holding Company’s board of directors and each of its executive officers, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 5, 2014.

10.21
Credit Agreement, dated April 28, 2015, among Express Scripts Holding Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 28, 2015.

10.22(4)
Confirmation-Accelerated Share Repurchase Transaction, dated February 25, 2016, between Express Scripts Holding Company and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company's Current Report on Form 8-K filed February 26, 2016.

10.23(3)
Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Appendix A to the Express Scripts Holding Company’s Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016.

Exhibit No.	Title
10.24(3)	Executive Employment Agreement with Timothy Wentworth dated May 4, 2016, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

10.25(3)
Form of Executive Employment Agreement entered into with certain executive officers (including Eric Slusser, Christine Houston and Sara Wade) incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

10.26(3)
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company to non-employee directors under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

10.27(3)
Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by the Company to non-employee directors under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

10.28(3)
Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

10.29(3)
Form of Performance Share Award Notice used with respect to grants of performance shares by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

10.30(3)
Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to Express Scripts Holding Company's Current Report on Form 8-K filed May 4, 2016.

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