Form 10-Q
period 2017-03-31
Express Scripts Holding Co.
filed 2017-04-24
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of March 31, 2017:	593,527,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,163.8	$3,077.2
Receivables, net	6,936.1	7,062.1
Inventories	1,755.4	1,959.0
Prepaid expenses and other current assets	233.9	265.1
Total current assets	12,089.2	12,363.4
Property and equipment, net	1,277.8	1,273.6
Goodwill	29,278.0	29,277.8
Other intangible assets, net	8,274.5	8,636.9
Other assets	136.5	193.2
Total assets	$51,056.0	$51,744.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$8,786.3	$8,836.9
Accounts payable	3,658.0	3,875.7
Accrued expenses	2,976.1	2,993.2
Current maturities of long-term debt	1,621.3	722.3
Total current liabilities	17,041.7	16,428.1
Long-term debt	13,906.2	14,846.0
Deferred taxes	3,537.3	3,603.3
Other liabilities	641.2	623.7
Total liabilities	35,126.4	35,501.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 858.8 and 857.5, respectively; shares outstanding: 593.5 and 605.5, respectively	8.6	8.6
Additional paid-in capital	23,275.3	23,233.6
Accumulated other comprehensive loss	(11.1)	(12.3)
Retained earnings	12,347.5	11,801.2
	35,620.3	35,031.1
Common stock in treasury at cost, 265.3 and 252.0 shares, respectively	(19,697.7)	(18,795.1)
Total Express Scripts stockholders’ equity	15,922.6	16,236.0
Non-controlling interest	7.0	7.8
Total stockholders’ equity	15,929.6	16,243.8
Total liabilities and stockholders’ equity	$51,056.0	$51,744.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Revenues(1)	$24,654.9	$24,791.8
Cost of revenues(1)	22,782.2	22,944.8
Gross profit	1,872.7	1,847.0
Selling, general and administrative	818.1	906.2
Operating income	1,054.6	940.8
Other (expense) income:
Interest income and other	6.3	8.8
Interest expense and other	(145.7)	(138.6)
	(139.4)	(129.8)
Income before income taxes	915.2	811.0
Provision for income taxes	364.9	278.8
Net income	550.3	532.2
Less: Net income attributable to non-controlling interest	4.0	6.1
Net income attributable to Express Scripts	$546.3	$526.1

Weighted-average number of common shares outstanding during the period:
Basic	601.0	645.0
Diluted	605.1	649.7
Earnings per share:
Basic	$0.91	$0.82
Diluted	$0.90	$0.81

(1)	Includes retail pharmacy co-payments of $2,466.3 million and $2,541.0 million for the three months ended March 31, 2017 and 2016, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$550.3	$532.2
Other comprehensive income:
Foreign currency translation adjustment	1.2	6.3
Comprehensive income	551.5	538.5
Less: Comprehensive income attributable to non-controlling interest	4.0	6.1
Comprehensive income attributable to Express Scripts	$547.5	$532.4
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	857.5	$8.6	$23,233.6	$(12.3)	$11,801.2	$(18,795.1)	$7.8	$16,243.8
Net income	—	—	—	—	546.3	—	4.0	550.3
Other comprehensive income	—	—	—	1.2	—	—	—	1.2
Treasury stock acquired	—	—	—	—	—	(902.6)	—	(902.6)
Changes in stockholders’ equity related to employee stock plans	1.3	—	41.7	—	—	—	—	41.7
Distributions to non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2017	858.8	$8.6	$23,275.3	$(11.1)	$12,347.5	$(19,697.7)	$7.0	$15,929.6
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$550.3	$532.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445.6	525.3
Deferred income taxes	(53.3)	(112.8)
Employee stock-based compensation expense	27.1	27.9
Other, net	18.6	(3.7)
Changes in operating assets and liabilities:
Accounts receivable	102.9	(45.4)
Inventories	203.6	289.7
Other current and noncurrent assets	29.4	(8.1)
Claims and rebates payable	(50.6)	(441.4)
Accounts payable	(280.0)	229.0
Accrued expenses	(10.5)	(232.2)
Other current and noncurrent liabilities	17.3	(9.3)
Net cash flows provided by operating activities	1,000.4	751.2
Cash flows from investing activities:
Purchases of property and equipment	(45.8)	(82.6)
Other, net	(2.3)	2.8
Net cash used in investing activities	(48.1)	(79.8)
Cash flows from financing activities:
Treasury stock acquired	(837.4)	(3,109.2)
Repayment of long-term debt	(37.5)	(972.2)
Net proceeds from employee stock plans	14.5	11.1
Proceeds from long-term debt, net of discounts	—	1,991.0
Excess tax benefit relating to employee stock-based compensation	—	8.2
Other, net	(6.1)	(19.3)
Net cash used in financing activities	(866.5)	(2,090.4)
Effect of foreign currency translation adjustment	0.8	3.8
Net increase (decrease) in cash and cash equivalents	86.6	(1,415.2)
Cash and cash equivalents at beginning of period	3,077.2	3,186.3
Cash and cash equivalents at end of period	$3,163.8	$1,771.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of significant accounting policies
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in our consolidated financial statements for the year ended December 31, 2016, included in Item 8 - Consolidated Financial Statements and Supplementary Data, included in our Annual Report on Form 10-K filed with the SEC on February 14, 2017. For a description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included therein.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of March 31, 2017, the consolidated balance sheet as of December 31, 2016, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three months ended March 31, 2017 and 2016, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2017, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2017 and 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Excess tax benefits were historically recorded in additional paid-in capital. Upon adoption on January 1, 2017, excess tax benefits, which are immaterial for the three months ended March 31, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the three months ended March 31, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
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
The fair values of cash and cash equivalents and investments (Level 1), accounts receivable, claims and rebates payable and accounts payable approximate carrying values due to the short-term maturities of these instruments. Financial assets accounted for at fair value on a recurring basis include cash equivalents of $611.0 million and $1,061.2 million and trading securities (included in other assets and consisting primarily of mutual funds) of $30.8 million and $29.9 million as of March 31, 2017 and December 31, 2016, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1). Cash equivalents include investments in AAA-rated money market mutual funds with original maturities of less than 90 days.
The fair value, which approximates the carrying value, of our 2015 five-year term loan (Level 2) (as defined in Note 5 - Financing) was estimated using the current market rate for debt with a similar maturity. The fair values of our senior notes are $12,998.3 million and $13,041.4 million as of March 31, 2017 and December 31, 2016, respectively. See Note 5 - Financing for further discussion of the carrying values of our debt. The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.

Note 3 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, Pharmacy Benefit Management (“PBM”) and Other Business Operations.

	March 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,287.4	$(106.8)	$29,180.6	$29,287.2	$(106.8)	$29,180.4
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,384.8	$(106.8)	$29,278.0	$29,384.6	$(106.8)	$29,277.8
Other intangible assets
PBM
Customer contracts	$17,570.6	$(9,438.3)	$8,132.3	$17,570.5	$(9,083.4)	$8,487.1
Trade names	226.6	(111.5)	115.1	226.6	(105.9)	120.7
Miscellaneous	—	—	—	8.7	(8.2)	0.5
	17,797.2	(9,549.8)	8,247.4	17,805.8	(9,197.5)	8,608.3
Other Business Operations
Customer relationships	39.5	(30.1)	9.4	39.4	(29.4)	10.0
Trade names	35.7	(18.0)	17.7	35.7	(17.1)	18.6
	75.2	(48.1)	27.1	75.1	(46.5)	28.6
Total other intangible assets	$17,872.4	$(9,597.9)	$8,274.5	$17,880.9	$(9,244.0)	$8,636.9
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2016	$29,180.4	$97.4	$29,277.8
Foreign currency translation	0.2	—	0.2
Balance at March 31, 2017	$29,180.6	$97.4	$29,278.0
The aggregate amount of amortization expense of other intangible assets was $362.4 million and $443.3 million for the three months ended March 31, 2017 and 2016, respectively.
Included in total amortization expense is $55.4 million and $34.3 million for the three months ended March 31, 2017 and 2016, respectively, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $10.5 million for the first quarter of 2016 and by approximately $32.0 million per quarter beginning in the second quarter of 2016.
The weighted-average amortization period of intangible assets subject to amortization is 15 years, and by major intangible asset class is 8 to 20 years for customer-related intangible assets and 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life).

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

	Three Months Ended March 31,
(in millions)	2017	2016
Weighted-average number of common shares outstanding during the period—basic	601.0	645.0
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	4.1	4.7
Weighted-average number of common shares outstanding during the period—diluted	605.1	649.7

(1)	Excludes equity award shares of 9.0 million and 6.1 million for the three months ended March 31, 2017 and 2016, respectively. These shares were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, issued by us, ESI and Medco Health Solutions, Inc. (“Medco”), net of unamortized discounts, premiums and financing costs, consists of:

			March 31, 2017	December 31, 2016
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Senior notes(2)
$500.0 million, 1.250% senior notes due June 2017(3)	Express Scripts	10	499.8	499.6
$1,200.0 million, 7.125% senior notes due March 2018(3)	Medco	50	861.2	868.8
$1,000.0 million, 2.250% senior notes due June 2019(3)	Express Scripts	15	995.6	995.1
$500.0 million, 7.250% senior notes due June 2019(3)	ESI	50	336.3	336.2
$500.0 million, 4.125% senior notes due September 2020(3)	Medco	25	503.8	504.0
$500.0 million, 3.300% senior notes due February 2021(3)	Express Scripts	35	496.1	495.9
$1,250.0 million, 4.750% senior notes due November 2021(3)	Express Scripts	45	1,240.0	1,239.5
$1,000.0 million, 3.900% senior notes due February 2022(3)	Express Scripts	40	984.9	984.1
$1,000.0 million, 3.000% senior notes due July 2023(3)	Express Scripts	25	992.8	992.5
$1,000.0 million, 3.500% senior notes due June 2024(3)	Express Scripts	20	988.7	988.3
$1,500.0 million, 4.500% senior notes due February 2026(3)	Express Scripts	45	1,481.7	1,481.2
$1,500.0 million, 3.400% senior notes due March 2027(4)	Express Scripts	30	1,489.0	1,488.7
$700.0 million, 6.125% senior notes due November 2041(3)	Express Scripts	50	444.1	444.0
$1,500.0 million, 4.800% senior notes due July 2046(3)	Express Scripts	40	1,483.2	1,483.0
Total senior notes			12,797.2	12,800.9
Term loan
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	2,730.3	2,767.4
Total debt			15,527.5	15,568.3
Current maturities of debt
$500.0 million, 1.250% senior notes due June 2017(2)(3)	Express Scripts	10	499.8	499.6
$1,200.0 million, 7.125% senior notes due March 2018(2)(3)	Medco	50	861.2	—
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	260.3	222.7
Total current maturities of long-term debt			1,621.3	722.3
Total long-term debt			$13,906.2	$14,846.0

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

(3)	Senior notes require interest to be paid semi-annually, commencing six months subsequent to issuance.

(4)	Senior notes require interest to be paid semi-annually in March and September.

(5)	The 2015 five-year term loan (as defined below) had average interest rates of 2.03% and 1.80% as of March 31, 2017 and December 31, 2016, respectively.
Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At March 31, 2017, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At March 31, 2017, $262.5 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
The 2015 credit agreement requires interest to be paid, at our option, at LIBOR or an adjusted base rate, plus applicable margin. Depending on our consolidated leverage ratio, the applicable margin over LIBOR ranges from 0.900% to 1.300% for the 2015 revolving facility and 1.000% to 1.500% for the 2015 five-year term loan. The applicable margin over the adjusted base rate ranges from 0.000% to 0.300% for the 2015 revolving facility and 0.000% to 0.500% for the 2015 five-year term loan. We are required to pay commitment fees on the 2015 revolving facility, which range from 0.100% to 0.200% of the revolving loan commitments, depending on our consolidated leverage ratio.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. At March 31, 2017, no amounts were drawn under either facility.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At March 31, 2017, we were in compliance with all covenants associated with our debt instruments.
Note 6 - Income taxes
Our effective tax rate attributable to Express Scripts increased to 40.0% for the three months ended March 31, 2017 from 34.6% for the same period in 2016 due to discrete events.
We recognized net discrete charges of $29.9 million for the three months ended March 31, 2017, compared to net discrete benefits of $19.7 million for the same periods in 2016. Our 2017 net discrete charges primarily relate to changes in our unrecognized tax benefits and a revaluation of our net deferred tax attributes. Our 2016 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
Note 7 - Common stock
Under our share repurchase program, we repurchased 13.3 million shares for $902.6 million during the three months ended March 31, 2017 (including 1.0 million shares for $65.2 million that were repurchased but not settled as of March 31, 2017) and 45.7 million shares for $3,374.2 million during the three months ended March 31, 2016. As of March 31, 2017, there were 65.9 million shares remaining under our share repurchase program. Share repurchases made during the three months ended March 31, 2017 were made pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 as well as through open market purchases. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Note 8 - Stock-based compensation plans
Under the 2016 Long-Term Incentive Plan (the “2016 LTIP”), we may issue stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, performance share awards and other types of awards. The maximum number of shares available for awards under the 2016 LTIP is 33.0 million. The maximum term of stock options, SARs, restricted stock awards, restricted stock units and performance shares granted under the 2016 LTIP is 10 years.
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
The provisions of the 2016 LTIP, the 2011 LTIP, the Accredo Plan, the 2000 LTIP and the 2002 SIP (collectively, the “stock incentive plans”) allow employees to use shares to cover tax withholding on stock awards (a feature which has also been approved by the Compensation Committee of our Board of Directors). Upon vesting of restricted stock units and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes.
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
As of January 1, 2017, we adopted ASU 2016-09. Under this standard, excess tax benefits, which are immaterial for the three months ended March 31, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the three months ended March 31, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted in Note 1 - Summary of significant accounting policies, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
We recognized stock-based compensation expense of $27.1 million and $27.9 million in the three months ended March 31, 2017 and 2016, respectively. Unamortized stock-based compensation as of March 31, 2017 was $33.6 million for stock options and $126.6 million for restricted stock units and performance shares.
Stock options. During the three months ended March 31, 2017, we granted 0.7 million stock options with a weighted-average fair market value of $14.11 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
	2017	2016
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.6%-2.1%	1.0%-1.4%
Expected volatility of stock	22%-23%	20%-25%
Expected dividend yield	None	None
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
Restricted stock units and performance shares. During the three months ended March 31, 2017, we granted 1.6 million restricted stock units and performance shares with a weighted-average fair market value of $67.62 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the three months ended March 31, 2017, 0.1 million shares of common stock were issued in settlement of performance shares granted in March 2014.
Note 9 - Commitments and contingencies
We are subject to various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable.
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
The legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries include multi-district litigation, class action lawsuits, antitrust allegations, qui tam lawsuits (“whistleblower” actions) and various governmental inquiries and informational subpoenas.
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
For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe such proceedings, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an unexpected adverse resolution of one or more of such proceedings could have a material adverse effect on our results of operations in a particular quarter or fiscal year.
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

•
Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., and North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. The court has entered an order denying class certification in the Brady case and decertifying the class against ESI and Medco in the North Jackson case. The Brady plaintiffs have filed a motion requesting reconsideration of the court’s denial of class certification.

•
Anthem, Inc. v. Express Scripts, Inc. Anthem, Inc. (for purposes of this Note 9, “Anthem”) filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Note 9, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of ESI’s amended counterclaims.

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, et al. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim.

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

•
Randy Green v. George Paz, et al. Plaintiff alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs.

•
Frank Barnett, et al. v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., and UnitedHealth Group, Inc., OptumRx, Inc. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain analog insulin products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up analog insulin costs for the putative class members and violated Sections 1 and 3 of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO) and the competition and consumer protection laws of various states, U.S. territories, and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
Julia Boss, et al. v. CVS Health Corporation, Caremark Rx, LLC, Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., Sanofi-Aventis U.S. LLC, Novo Nordisk Inc., and Eli Lilly and Company. Plaintiffs allege similar allegations to those alleged in the Barnett complaint described above. In addition, plaintiffs also allege that defendants violated ERISA. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
Scott Christensen, et al. v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., and UnitedHealth Group, Inc., OptumRx, Inc. Plaintiffs allege similar allegations to those alleged in the Barnett complaint described above. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
City of Rockford v. Mallickrodt ARD Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, and United Biosource Corporation. A complaint was filed against United Biosource Corporation (for purposes of this Note 9, “UBC”, a subsidiary of the Company) and Mallinckrodt ARD Inc. (for purposes of this Note 9, “Mallinckrodt”), the manufacturer of Acthar, which is an adrenocorticotropic hormone (for purposes of this Note 9, “ACTH”). The City of

Rockford, Illinois alleges, inter alia, that Mallinckrodt had a monopoly in ACTH, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar, and that UBC aided in this scheme by acting as Mallinckrodt’s exclusive agent and distributor for Acthar. Plaintiff alleges that this scheme violated Sections 1 and 2 of the Sherman Act, RICO and Illinois’ Consumer Fraud and Deceptive Practices Act. Plaintiff seeks treble damages, equitable relief and attorneys’ fees and costs.

•	We are the subject of various qui tam matters:

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. The court granted the Company’s motion for summary judgment and Greenfield has appealed the decision.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint alleges Accredo violated the federal False Claims Act. The court granted the Company’s motion to dismiss and Lager has appealed the decision.

•	We have received and intend to cooperate with various subpoenas from government agencies requesting information.
While we believe our services and business practices are in substantial compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these actions at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties or injunctive or administrative remedies. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be materially adverse to our financial results.

Note 10 - Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three months ended March 31, 2017 and 2016.

(in millions)	PBM	Other Business Operations	Total
For the three months ended March 31, 2017
Product revenues:
Network revenues(1)	$12,406.4	$—	$12,406.4
Home delivery and specialty revenues(2)	10,828.4	—	10,828.4
Other revenues(3)	—	1,010.2	1,010.2
Service revenues	326.5	83.4	409.9
Total revenues	23,561.3	1,093.6	24,654.9
Depreciation and amortization expense	439.6	6.0	445.6
Operating income	1,043.3	11.3	1,054.6
Interest income and other			6.3
Interest expense and other			(145.7)
Income before income taxes			915.2
Capital expenditures	41.6	4.2	45.8
For the three months ended March 31, 2016
Product revenues:
Network revenues(1)	$13,000.6	$—	$13,000.6
Home delivery and specialty revenues(2)	10,611.2	—	10,611.2
Other revenues(3)	—	748.0	748.0
Service revenues	342.2	89.8	432.0
Total revenues	23,954.0	837.8	24,791.8
Depreciation and amortization expense	517.1	8.2	525.3
Operating income	922.7	18.1	940.8
Interest income and other			8.8
Interest expense and other			(138.6)
Income before income taxes			811.0
Capital expenditures	79.0	3.6	82.6

(1)	Includes retail pharmacy co-payments of $2,466.3 million and $2,541.0 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)	Includes other revenues related to drugs distributed through patient assistance programs.
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Other Business Operations product revenues consist of distribution services of specialty pharmaceuticals and providing consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research.

Following is the summary of total assets by reportable segment:

(in millions)	March 31, 2017	December 31, 2016
PBM	$49,625.7	$50,432.7
Other Business Operations	1,430.3	1,312.2
Total assets	$51,056.0	$51,744.9
We have contracts with Anthem and the United States Department of Defense which represent 18% and 12%, respectively, of consolidated revenues for the three months ended March 31, 2017.
Revenues earned by our international businesses totaled $24.7 million and $20.6 million for the three months ended March 31, 2017 and 2016, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $24.2 million and $24.1 million as of March 31, 2017 and December 31, 2016, respectively. All other long-lived assets are domiciled in the United States.
Note 11 - Condensed consolidating financial information
The senior notes issued by us, ESI and Medco are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned domestic subsidiaries, other than certain regulated subsidiaries, and, with respect to notes issued by ESI and Medco, by Express Scripts Holding Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.
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
In 2017, as part of an ongoing reorganization since 2015, certain subsidiaries have been merged within the structure defined above through non-cash transfers. The 2017 reorganizations qualified as a transfer of assets and are reflected prospectively in the condensed consolidating balance sheet, statement of operations and statement of cash flows. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.
In conjunction with the reorganization, we revised an intercompany agreement effective January 1, 2017. The intercompany agreement resulted in increased SG&A for our subsidiaries and reduced SG&A for ESI in the condensed consolidating statement of operations for the three months ended March 31, 2017. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2017
Cash and cash equivalents	$1,410.8	$799.1	$—	$47.2	$906.7	$—	$3,163.8
Receivables, net	—	3,337.5	765.0	2,134.8	698.8	—	6,936.1
Other current assets	—	171.9	—	1,792.8	24.6	—	1,989.3
Total current assets	1,410.8	4,308.5	765.0	3,974.8	1,630.1	—	12,089.2
Property and equipment, net	—	794.6	3.4	457.7	22.1	—	1,277.8
Investments in subsidiaries	44,965.6	11,318.1	8,906.3	—	—	(65,190.0)	—
Intercompany	—	—	2,040.2	15,264.3	—	(17,304.5)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.7	—	29,278.0
Other intangible assets, net	—	624.0	6,672.4	968.5	9.6	—	8,274.5
Other assets	6.7	164.7	26.0	28.2	14.2	(103.3)	136.5
Total assets	$46,383.1	$20,332.3	$41,023.2	$24,218.5	$1,696.7	$(82,597.8)	$51,056.0
Claims and rebates payable	$—	$6,153.0	$2,633.3	$—	$—	$—	$8,786.3
Accounts payable	—	825.1	42.0	2,723.1	67.8	—	3,658.0
Accrued expenses	89.3	1,364.0	323.9	267.7	931.2	—	2,976.1
Current maturities of long-term debt	760.1	—	861.2	—	—	—	1,621.3
Total current liabilities	849.4	8,342.1	3,860.4	2,990.8	999.0	—	17,041.7
Long-term debt	13,066.1	336.3	503.8	—	—	—	13,906.2
Intercompany	16,545.0	323.9	—	—	435.6	(17,304.5)	—
Deferred taxes	—	—	2,397.1	1,243.5	—	(103.3)	3,537.3
Other liabilities	—	399.3	227.0	11.4	3.5	—	641.2
Non-controlling interest	—	—	—	—	7.0	—	7.0
Express Scripts stockholders’ equity	15,922.6	10,930.7	34,034.9	19,972.8	251.6	(65,190.0)	15,922.6
Total liabilities and stockholders’ equity	$46,383.1	$20,332.3	$41,023.2	$24,218.5	$1,696.7	$(82,597.8)	$51,056.0

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2016
Cash and cash equivalents	$583.5	$1,234.2	$4.4	$46.8	$1,208.3	$—	$3,077.2
Receivables, net	—	3,595.8	878.7	1,960.1	627.5	—	7,062.1
Other current assets	—	194.3	—	1,998.4	31.4	—	2,224.1
Total current assets	583.5	5,024.3	883.1	4,005.3	1,867.2	—	12,363.4
Property and equipment, net	—	780.1	3.4	468.2	21.9	—	1,273.6
Investments in subsidiaries	44,372.3	11,248.2	9,068.3	—	—	(64,688.8)	—
Intercompany	—	—	1,606.5	15,090.4	—	(16,696.9)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.5	—	29,277.8
Other intangible assets, net	—	682.2	6,924.5	1,020.2	10.0	—	8,636.9
Other assets	7.1	219.5	25.0	40.0	12.7	(111.1)	193.2
Total assets	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9
Claims and rebates payable	$—	$6,182.3	$2,654.6	$—	$—	$—	$8,836.9
Accounts payable	—	1,118.2	42.5	2,655.5	59.5	—	3,875.7
Accrued expenses	125.0	1,147.2	368.4	191.0	1,161.6	—	2,993.2
Current maturities of long-term debt	722.3	—	—	—	—	—	722.3
Total current liabilities	847.3	8,447.7	3,065.5	2,846.5	1,221.1	—	16,428.1
Long-term debt	13,137.0	336.2	1,372.8	—	—	—	14,846.0
Intercompany	14,742.6	1,527.6	—	—	426.7	(16,696.9)	—
Deferred taxes	—	—	2,468.9	1,245.5	—	(111.1)	3,603.3
Other liabilities	—	378.4	228.0	10.0	7.3	—	623.7
Non-controlling interest	—	—	—	—	7.8	—	7.8
Express Scripts stockholders’ equity	16,236.0	10,386.8	33,985.5	20,047.1	269.4	(64,688.8)	16,236.0
Total liabilities and stockholders’ equity	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2017
Revenues	$—	$9,952.9	$4,919.5	$10,217.7	$659.0	$(1,094.2)	$24,654.9
Operating expenses	—	9,200.7	4,545.5	10,313.7	634.6	(1,094.2)	23,600.3
Operating income (loss)	—	752.2	374.0	(96.0)	24.4	—	1,054.6
Other (expense) income:
Interest (expense) income and other, net	(124.1)	(3.1)	(11.0)	0.7	(1.9)	—	(139.4)
Intercompany interest income (expense)	49.8	(24.9)	—	(24.9)	—	—	—
Other expense, net	(74.3)	(28.0)	(11.0)	(24.2)	(1.9)	—	(139.4)
Income (loss) before income taxes	(74.3)	724.2	363.0	(120.2)	22.5	—	915.2
Provision (benefit) for income taxes	(27.3)	293.0	151.6	(45.9)	(6.5)	—	364.9
Income (loss) before equity in earnings of subsidiaries	(47.0)	431.2	211.4	(74.3)	29.0	—	550.3
Equity in earnings (loss) of subsidiaries	593.3	64.8	(114.1)	—	—	(544.0)	—
Net income (loss)	546.3	496.0	97.3	(74.3)	29.0	(544.0)	550.3
Less: Net income attributable to non-controlling interest	—	—	—	—	4.0	—	4.0
Net income (loss) attributable to Express Scripts	546.3	496.0	97.3	(74.3)	25.0	(544.0)	546.3
Other comprehensive income	1.2	1.2	—	—	1.2	(2.4)	1.2
Comprehensive income (loss) attributable to Express Scripts	$547.5	$497.2	$97.3	$(74.3)	$26.2	$(546.4)	$547.5

For the three months ended March 31, 2016
Revenues	$—	$9,483.9	$6,318.3	$9,341.5	$625.7	$(977.6)	$24,791.8
Operating expenses	—	9,024.4	6,096.2	9,127.4	580.6	(977.6)	23,851.0
Operating income	—	459.5	222.1	214.1	45.1	—	940.8
Other (expense) income:
Interest (expense) income and other, net	(98.5)	(22.4)	(11.6)	2.2	0.5	—	(129.8)
Intercompany interest income (expense)	64.8	(32.4)	—	(32.4)	—	—	—
Other (expense) income, net	(33.7)	(54.8)	(11.6)	(30.2)	0.5	—	(129.8)
Income (loss) before income taxes	(33.7)	404.7	210.5	183.9	45.6	—	811.0
Provision (benefit) for income taxes	(12.2)	128.2	91.7	76.8	(5.7)	—	278.8
Income (loss) before equity in earnings of subsidiaries	(21.5)	276.5	118.8	107.1	51.3	—	532.2
Equity in earnings (loss) of subsidiaries	547.6	180.0	(27.7)	—	—	(699.9)	—
Net income	526.1	456.5	91.1	107.1	51.3	(699.9)	532.2
Less: Net income attributable to non-controlling interest	—	—	—	—	6.1	—	6.1
Net income attributable to Express Scripts	526.1	456.5	91.1	107.1	45.2	(699.9)	526.1
Other comprehensive income	6.3	6.3	—	—	6.3	(12.6)	6.3
Comprehensive income attributable to Express Scripts	$532.4	$462.8	$91.1	$107.1	$51.5	$(712.5)	$532.4

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2017
Net cash flows provided by (used in) operating activities	$(79.5)	$725.1	$429.2	$217.2	$(263.6)	$(28.0)	$1,000.4
Cash flows from investing activities:
Purchases of property and equipment	—	(32.6)	—	(11.6)	(1.6)	—	(45.8)
Other, net	—	(4.1)	—	(1.5)	3.3	—	(2.3)
Net cash (used in) provided by investing activities	—	(36.7)	—	(13.1)	1.7	—	(48.1)
Cash flows from financing activities:
Treasury stock acquired	(837.4)	—	—	—	—	—	(837.4)
Repayment of long-term debt	(37.5)	—	—	—	—	—	(37.5)
Net proceeds from employee stock plans	14.5	—	—	—	—	—	14.5
Other, net	—	—	—	(3.0)	(31.1)	28.0	(6.1)
Net intercompany transactions	1,767.2	(1,123.5)	(433.6)	(200.7)	(9.4)	—	—
Net cash (used in) provided by financing activities	906.8	(1,123.5)	(433.6)	(203.7)	(40.5)	28.0	(866.5)
Effect of foreign currency translation adjustment	—	—	—	—	0.8	—	0.8
Net increase (decrease) in cash and cash equivalents	827.3	(435.1)	(4.4)	0.4	(301.6)	—	86.6
Cash and cash equivalents at beginning of period	583.5	1,234.2	4.4	46.8	1,208.3	—	3,077.2
Cash and cash equivalents at end of period	$1,410.8	$799.1	$—	$47.2	$906.7	$—	$3,163.8

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2016
Net cash flows provided by (used in) operating activities	$14.0	$473.8	$83.2	$529.7	$(349.5)	$—	$751.2
Cash flows from investing activities:
Purchases of property and equipment	—	(60.6)	—	(20.8)	(1.2)	—	(82.6)
Other, net	—	2.3	—	—	0.5	—	2.8
Net cash used in investing activities	—	(58.3)	—	(20.8)	(0.7)	—	(79.8)
Cash flows from financing activities:
Treasury stock acquired	(3,109.2)	—	—	—	—	—	(3,109.2)
Repayment of long-term debt	(37.5)	(934.7)	—	—	—	—	(972.2)
Net proceeds from employee stock plans	11.1	—	—	—	—	—	11.1
Proceeds from long-term debt, net of discounts	1,991.0	—	—	—	—	—	1,991.0
Excess tax benefit relating to employee stock-based compensation	—	6.1	2.1	—	—	—	8.2
Other, net	(13.0)	(15.0)	—	(3.2)	11.9	—	(19.3)
Net intercompany transactions	1,143.6	(303.8)	(85.8)	(508.9)	(245.1)	—	—
Net cash used in financing activities	(14.0)	(1,247.4)	(83.7)	(512.1)	(233.2)	—	(2,090.4)
Effect of foreign currency translation adjustment	—	—	—	—	3.8	—	3.8
Net decrease in cash and cash equivalents	—	(831.9)	(0.5)	(3.2)	(579.6)	—	(1,415.2)
Cash and cash equivalents at beginning of period	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of period	$—	$1,125.4	$2.4	$25.6	$617.7	$—	$1,771.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
the termination, loss, or unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•
results in pending and future litigation, investigations or other proceedings which could subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

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
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017 and under the caption “Risk Factors” contained in Part I - Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and certain specialty pharmacy services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.3% of revenues for both the three months ended March 31, 2017 and 2016.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare reform, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Over the years, our claims volume has been impacted by certain in-group attrition and client losses. We also recognize that as the regulatory environment evolves, it may be necessary to make significant investments in order to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (86.5% for the three months ended March 31, 2017 as compared to 85.2% for the three months ended March 31, 2016). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
Anthem Relationship
Our contract with Anthem, Inc. (“Anthem”) expires at the end of 2019 with a one year transition period through 2020. Based on recent statements made and other actions taken by Anthem management, the Company believes it is unlikely its contract with Anthem will be extended. If we do enter into a new contract with Anthem, it would be on terms significantly less favorable to us than our current contract. Anthem’s decision whether to enter into a new contract with us, the terms of any new contract and the impact of non-renewal or new contract terms on our business will depend on a number of factors that we cannot currently anticipate or control, and could result in a material adverse effect on our business, cash flows and results of operations. We continue to focus on providing exceptional service to Anthem and its clients in accordance with the terms of our contract.
Our Anthem contract generated approximately 18% of our total unaudited consolidated revenues and 33% of our total EBITDA attributable to Express Scripts (“EBITDA”) for the three months ended March 31, 2017. Under the terms of our contract with Anthem, Anthem’s contribution to our profitability, as a percentage of our total EBITDA, has grown and we expect it will continue to increase and exceed its contribution to our revenues, as a percentage of our total revenues, and that revenues and EBITDA attributable to Anthem will increase as the contract nears its termination in 2019.
In addition, on March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with Anthem (see Part II - Item 1 - “Legal Proceedings”). We are confident in the strength of our legal position and believe that we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations.
When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of the lawsuit on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increases the quarterly intangible asset amortization by approximately $32.0 million and has no impact on EBITDA.
As part of the Anthem contract, certain additional revenues related to Anthem were realized in the second quarters of each of 2016, 2015 and 2014 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our Anthem-related contractual revenue streams.
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
As reported in our Annual Report on Form 10-K filed with the SEC on February 14, 2017, to better reflect utilization patterns that have developed over time as we align our products and services to deliver greater value through both the network and home delivery channels, the Company has revised its methodology for reporting adjusted network claims for the year ending December 31, 2016. The change was made retrospectively for the three months ended March 31, 2016. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2017	2016
Product revenues:
Network revenues(1)	$12,406.4	$13,000.6
Home delivery and specialty revenues(2)	10,828.4	10,611.2
Service revenues	326.5	342.2
Total PBM revenues	23,561.3	23,954.0
Cost of PBM revenues(1)	21,740.3	22,157.3
PBM gross profit	1,821.0	1,796.7
PBM SG&A	777.7	874.0
PBM operating income	$1,043.3	$922.7
Claims:
Network	223.1	226.1
Home delivery and specialty(2)	28.9	30.2
Total PBM claims	252.0	256.3
Adjusted network(3)	267.1	267.5
Adjusted home delivery and specialty(2)(3)	84.5	88.7
Total adjusted PBM claims(3)	351.6	356.2

(1)	Includes retail pharmacy co-payments of $2,466.3 million and $2,541.0 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Adjusted network claims are calculated based on a revised methodology, which has been applied retrospectively for three months ended March 31, 2016. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM revenues. Network pharmacy revenues decreased $594.2 million, or 4.6%, in the three months ended March 31, 2017 from 2016. This decrease is due in part to lower claims volume, primarily driven by the roll off of Coventry Health Care Inc. (“Coventry”), offset by a 7% increase in Anthem claims. This decrease is also attributable to better management of supply chain and an increase in the network generic fill rate, partially offset by inflation on branded drugs. Our network generic fill rate increased to 87.1% of network claims in the three months ended March 31, 2017 as compared to 85.9% in 2016.
Home delivery and specialty revenues increased $217.2 million, or 2.0%, in the three months ended March 31, 2017 from 2016. This increase relates primarily to inflation on branded drugs, partially offset by lower claims volume, excluding Anthem (which remained consistent), and an increase in the home delivery generic fill rate. Our home delivery generic fill rate increased to 82.1% of home delivery claims in the three months ended March 31, 2017 as compared to 79.8% in 2016.
Cost of PBM revenues. Cost of PBM revenues decreased $417.0 million, or 1.9%, in the three months ended March 31, 2017 from 2016. This decrease is due in part to lower claims volume, primarily driven by the roll off of Coventry, offset by a 7% increase in Anthem claims. This decrease is also attributable to better management of supply chain and an increase in the aggregate generic fill rate, partially offset by inflation on branded drugs.
PBM gross profit. PBM gross profit increased $24.3 million, or 1.4%, for the three months ended March 31, 2017 from 2016. This increase is primarily due to better management of supply chain and cost savings from the increase in the aggregate generic fill rate (86.5% for the three months ended March 31, 2017 as compared to 85.2% in 2016). This increase is partially offset by lower claims, primarily due to the roll off of Coventry, offset by a 7% increase in Anthem claims.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $96.3 million, or 11.0%, for the three months ended March 31, 2017 from 2016. This decrease is primarily due to a decrease in amortization expense of other intangible assets of $102.0 million due to the modified pattern of benefit related to our Medco intangible assets.

PBM operating income. PBM operating income increased $120.6 million, or 13.1%, for the three months ended March 31, 2017 from 2016, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2017	2016
Product revenues	$1,010.2	$748.0
Service revenues	83.4	89.8
Total Other Business Operations revenues	1,093.6	837.8
Cost of Other Business Operations revenues	1,041.9	787.5
Other Business Operations gross profit	51.7	50.3
Other Business Operations SG&A	40.4	32.2
Other Business Operations operating income	$11.3	$18.1
Claims:
Other(1)	0.1	0.1
Total adjusted Other Business Operations claims	0.1	0.1
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations revenues and cost of revenues increased $255.8 million, or 30.5%, and $254.4 million, or 32.3%, respectively, for the three months ended March 31, 2017 from 2016. These increases are primarily driven by an increase in volume across the non-claims producing lines of business.
Other Business Operations operating income decreased $6.8 million, or 37.6%, for the three months ended March 31, 2017 from 2016. This decrease is primarily due to timing and mix of business across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $9.6 million, or 7.4%, in the three months ended March 31, 2017 from 2016. This increase is primarily due to increased interest expense related to the issuance of $2,000.0 million of senior notes in February 2016 and the issuance of $4,000.0 million of senior notes in July 2016. This increase is partially offset by $6.7 million of costs related to the early repayment of debt during the three months ended March 31, 2016 compared to no such costs for the three months ended March 31, 2017, as well as decreased interest expense related to the repayment of various debt during the year ended December 31, 2016.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts increased to 40.0% for the three months ended March 31, 2017 from 34.6% for the same period in 2016 due to discrete events. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $64.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We recognized net discrete charges of $29.9 million for the three months ended March 31, 2017, compared to net discrete benefits of $19.7 million for the same periods in 2016. Our 2017 net discrete charges primarily relate to changes in our unrecognized tax benefits and a revaluation of our net deferred tax attributes. Our 2016 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three months ended March 31, 2017 increased $20.2 million, or 3.8%, respectively, from 2016 due to the factors described above.

Basic and diluted earnings per share attributable to Express Scripts increased 11.0% and 11.1%, respectively, for the three months ended March 31, 2017 from 2016. These increases are primarily due to reduced shares outstanding (a total of 265.3 million shares held in treasury on March 31, 2017, compared to 223.3 million shares held in treasury on March 31, 2016), as well as higher operating income.
EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of EBITDA to net income attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under U.S. generally accepted accounting principles (“GAAP”):

EBITDA(1)	Three Months Ended March 31,
(in millions, except per claim data)	2017	2016
Net income attributable to Express Scripts	$546.3	$526.1
Provision for income taxes	364.9	278.8
Depreciation and amortization(2)	445.6	525.3
Other expense, net	139.4	129.8
EBITDA(1)	1,496.2	1,460.0
Total adjusted claims(3)	351.7	356.3
EBITDA per adjusted claim(4)	$4.25	$4.10

(1)
EBITDA is presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA is a financial measure that is not calculated or presented in accordance with GAAP and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that EBITDA provides management and investors with useful information about the earnings impact of certain expenses and are useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing core performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends. Management assesses the Company’s operating performance using EBITDA in order to better isolate the impact of certain expenses that may not be comparable between periods or indicative of the ongoing performance of our core operations.

(2)
Depreciation and amortization includes an additional $31.7 million and $10.5 million for the three months ended March 31, 2017 and 2016, respectively, related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 3 - Goodwill and other intangible assets for additional details.

(3)
Includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

(4)
EBITDA per adjusted claim is calculated by dividing EBITDA by the adjusted claim volume for the period. EBITDA per adjusted claim is a financial measure that is not calculated or presented in accordance with GAAP, and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that EBITDA per adjusted claim provides management and investors with useful information about the earnings and performance of the Company on a per unit basis.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the three months ended March 31, 2017, net cash provided by operating activities increased $249.2 million to $1,000.4 million, due partially to an increase in net income of $18.1 million in 2017 from 2016. In addition, changes in working capital resulted in a cash inflow of $12.1 million in 2017 compared to a cash outflow of $217.7 million in 2016, resulting in a total change of $229.8 million.
In the three months ended March 31, 2017, net cash used in investing activities decreased $31.7 million to $48.1 million. Capital expenditures for purchases of property and equipment decreased $36.8 million in 2017 from 2016. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources described below.

In the three months ended March 31, 2017, net cash used in financing activities decreased $1,223.9 million to $866.5 million. Cash outflows for 2017 include $837.4 million of treasury share repurchases and $37.5 million related to the repayment of debt, compared to outflows during the same period of 2016 of $3,109.2 million of treasury share repurchases and $972.2 million related to the repayment of debt. Cash inflows for 2016 include $1,991.0 million related to the issuance of senior notes in February 2016 compared to no such inflows during the same period of 2017.
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
SHARE REPURCHASE PROGRAM
Under our share repurchase program, we repurchased 13.3 million shares for $902.6 million during the three months ended March 31, 2017 (including 1.0 million shares for $65.2 million that were repurchased but not settled as of March 31, 2017) and 45.7 million shares for $3,374.2 million during the three months ended March 31, 2016. As of March 31, 2017, there were 65.9 million shares remaining under our share repurchase program. Share repurchases made during the three months ended March 31, 2017 were made pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 as well as through open market purchases. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At March 31, 2017, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. See Note 5 - Financing for additional details.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended May 2016 with a termination date of May 2017, and $130.0 million executed December 2014 and amended October 2015 and April 2016 with a termination date of April 2017. At March 31, 2017, no amounts were drawn under either facility.
SENIOR NOTES
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At March 31, 2017, we were in compliance with all covenants associated with our debt instruments.
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
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Excess tax benefits were historically recorded in additional paid-in capital. Upon adoption on January 1, 2017, excess tax benefits, which are immaterial for the three months ended March 31, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the three months ended March 31, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
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
CLIENTS
We are a provider of services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. Refer to Note 10 - Segment information and Executive Summary and Trend Factors Affecting the Business for a description of client concentration.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K filed with the SEC on February 14, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2017, we had $2,737.5 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $27.4 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, relating to proceedings involving the Company:
Anthem Litigation

•
Anthem, Inc. v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed March 21, 2016). Anthem, Inc. (for purposes of this Item 1, “Anthem”) filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13,000.0 million in additional pricing concessions over the remaining term of the agreement as well as $1,800.0 million for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Item 1, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Among other things, ESI counterclaims that: (1) Anthem breached the agreement by failing to negotiate in good faith with respect to its own proposed new pricing terms; (2) Anthem breached the implied covenant of good faith and fair dealing under the agreement by disregarding the terms of the transaction in which it negotiated and accepted a $4,675.0 million cash payment in 2009; (3) ESI is entitled to a declaratory judgment that Anthem does not have a contractual right to any change in pricing under the agreement, that ESI has no contractual obligation to ensure that Anthem is receiving any specific level of pricing, and that ESI’s sole obligation is to negotiate in good faith over any pricing terms proposed by Anthem; (4) ESI is entitled to a declaratory judgment regarding the timing of when the periodic pricing review ripened under the agreement, such that the process begins on the dates provided in the agreement; (5) ESI is entitled to a declaratory judgment that Anthem does not have the right to terminate the agreement; and (6) in the alternative, Anthem has been unjustly enriched by the $4,675.0 million payment. Anthem’s motion to dismiss two counts of ESI’s amended counterclaims (items 2 and 6 as described above) was granted on March 24, 2017.

Anthem-related Securities Class Action Litigation

•
Melbourne Municipal Firefighters’ Pension Trust Fund v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Eric Slusser, David Queller, and James Havel (United States District Court for the Southern District of New York) (filed May 4, 2016). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 (for purposes of this Item 1, “Securities Action”). Plaintiff adopts many of Anthem’s Allegations in support of its claims that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public, including but not limited to engaging in the following alleged activities: deceiving the investing public, causing Plaintiff and class members to purchase the Company’s stock at artificially inflated prices, making untrue statements of material fact and/or omitting to state material facts, and engaging in acts, practices, and a course of business that operated as a scheme to defraud the investing public into paying inflated prices for the Company’s stock. Plaintiff seeks compensatory damages in favor of Plaintiff and other class members, attorneys’ fees and costs, and equitable relief. On July 27, 2016, the court appointed the Teachers Insurance and Annuity Association of America as the lead plaintiff (for purposes of this Item 1, “Lead Plaintiff”). On August 15, 2016, defendants filed a motion to transfer venue to the Circuit Court of St. Louis County, Missouri. Lead Plaintiff filed an amended class action complaint on October 14, 2016. Defendants filed a motion to dismiss the amended class action complaint on December 7, 2016, on the grounds that Plaintiff fails to allege scienter and fail to allege any actionable misstatements or omissions. Plaintiff filed a response in opposition on February 7, 2017, and defendants filed a reply in further support of its motion to dismiss on March 7. 2017. On January 17, 2017, defendants filed a motion before the Judicial Panel on Multidistrict

Litigation to transfer this case, along with the Anthem-related shareholder derivative litigation and Anthem-related ERISA litigation to the United States District Court for the Eastern District of Missouri for consolidated or coordinated proceedings, which was denied on April 5, 2017.
Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, Plaintiffs filed a First Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs filed a Second Amended Consolidated Complaint on March 2, 2017, which adopts many of Anthem’s Allegations in support of claims that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. ESI filed a motion to dismiss the Second Amended Complaint on April 24, 2017.

Other Matters

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (“Accredo”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes by making charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted defendants’ motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment and on December 22, 2016, the district court entered an order granting the Company’s motion for summary judgment and denying plaintiff’s motion for summary judgment. Greenfield filed a notice of appeal on January 17, 2017 and an appellate brief on April 10, 2017. On April 17, 2017, the United States filed an amicus curiae brief, which was not filed in support of either party.

•
Frank Barnett, Aletha Bentele, Dianna Gilmore, Mark Goldsmith, Ritch Hoard, and Tremayne Sirmons v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., UnitedHealth Group, Inc., and OptumRx, Inc. (United States District Court for the District of New Jersey) (filed March 8, 2017). A complaint was filed against the Company, CVS Health Corp., UnitedHealth Group, Inc., OptumRx, Inc. (collectively, and for purposes of this Item 1, the “PBM Defendants”), and the three major manufacturers of analog insulin (Novo Nordisk Inc., Eli Lilly and Company, and Sanofi-Aventis U.S., LLC, collectively, and for purposes of this Item 1, the “Manufacturer Defendants”) by a putative class of analog insulin patients who are either uninsured or for whom any portion of their co-payment, deductible, or co-insurance is tied to a benchmark price (such as wholesale acquisition cost (for purposes of this Item 1, “WAC”) or average wholesale price (for purposes of this Item 1, “AWP”)). The complaint alleges, inter alia, that the Manufacturer Defendants and the PBM Defendants entered into “exclusionary” agreements by which the PBM Defendants granted exclusive placement on their formularies for the Manufacturer Defendants’ respective analog insulin product in return for higher rebate payments to the PBM Defendants. The complaint alleges that these agreements had the effect of driving up analog insulin costs for the putative class members. Plaintiffs allege that by undertaking these agreements, defendants violated Sections 1 and 3 of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO) and the

state competition and consumer protection laws of various states, U.S. territories, and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
Julia Boss, Ruth A. Hart, Ruth Johnson, Leann Rice, and Type 1 Diabetes Defense Foundation v. CVS Health Corporation, Caremark Rx, LLC, Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., Sanofi-Aventis U.S. LLC, Novo Nordisk Inc., and Eli Lilly and Company, (United States District Court for the District of New Jersey) (filed March 17, 2017). A complaint was filed against the PBM Defendants, and the Manufacturer Defendants by putative classes of analog insulin patients who are either uninsured or for whom any portion of their co-payment, deductible, or co-insurance is tied to a benchmark price such as WAC or AWP. The factual allegations in this complaint are similar to those alleged in the Barnett complaint described above. In addition, plaintiffs also allege that Defendants violated ERISA. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
Scott Christensen, Gay Deputee, Mary Ann Devins, Mildred Ford, Emma Jensen, Edward Johnson, Angela Kritselis, Susan Landis, Russell Scott Palmer, Willie Phillips, Jon Ugland, Andrew Van Houzen v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., UnitedHealth Group, Inc., and OptumRx, Inc. (United States District Court for the District of New Jersey) (filed April 20, 2017). A complaint was filed against the PBM Defendants and the Manufacturer Defendants by putative classes of analog insulin patients who are either uninsured or for whom any portion of their co-payment, deductible, or co-insurance is tied to a benchmark price such as WAC or AWP. The factual allegations in this complaint are similar to those alleged in the Barnett complaint described above. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
City of Rockford v. Mallickrodt ARD Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, and United Biosource Corporation, (United States District Court for the Northern District of Illinois) (filed April 6, 2017). A complaint was filed against United Biosource Corporation (for purposes of this Item 1, “UBC”, a subsidiary of the Company) and Mallinckrodt ARD Inc. (“Mallinckrodt”), the manufacturer of Acthar, which is an adrenocorticotropic hormone (“ACTH”). The City of Rockford, Illinois brought the complaint on its own behalf as a purchaser of Acthar, as well as on behalf of a putative class of entities that purchased Acthar. Rockford alleges, inter alia, that Mallinckrodt had a monopoly in ACTH, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar, and that UBC aided in this scheme by acting as Mallinckrodt’s exclusive agent and distributor for Acthar. Plaintiff alleges that this scheme violated Sections 1 and 2 of the Sherman Act, RICO and Illinois’ Consumer Fraud and Deceptive Practices Act. Plaintiff seeks treble damages, equitable relief and attorneys’ fees and costs.

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

Item 1A.	Risk Factors
We have included below a revision to one of the risk factors included in Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. You should consider this risk factor together with other matters described under the caption “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017.

A substantial portion of our business is concentrated in certain significant client contracts. The termination or renegotiation of a significant client contract or our failure to execute on or other issues arising under, such contracts or conditions or trends impacting certain of our key clients could adversely affect our business and results of operations.
As described in greater detail in the description of our business in Item 1 - “Business” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017, we have contracts with Anthem, Inc. (“Anthem”) and the United States Department of Defense (“DoD”) which represent 18% and 12%, respectively, of unaudited consolidated revenues for the three months ended March 31, 2017.
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
Our contract with Anthem expires at the end of 2019 with a one year transition period through 2020. Based on recent statements made and other actions taken by Anthem’s management, we believe it is unlikely that we will extend our contract with Anthem beyond the term of the current contract. If we do enter into a new contract with Anthem, it could involve significant rate relief, and would be on terms significantly less favorable to us than, the current contract. Anthem’s decision whether to enter into a new contract with us, the terms of any new contract and the impact of non-renewal or new contract terms on our business will depend on a number of factors that we cannot currently anticipate or control, and could result in a material adverse effect on our business, cash flows and results of operations. The timing and extent of our elimination of the direct and indirect costs of servicing Anthem in the event we do not enter into a new contract will depend on a number of factors, including the extent to which we provide transition services after the current contract expires. Our inability to reduce our costs and otherwise mitigate the impact of the expiration of the Anthem contract could have a material adverse effect on our business, cash flows and results of operations.
In March 2016, Anthem filed a lawsuit against us setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with Anthem (see Part II - Item 1 - “Legal Proceedings”). While we believe Anthem’s lawsuit is without merit, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business, cash flows and results of operations.
In addition, if certain of our key clients are negatively impacted by business conditions or other economic trends, or if such clients are acquired, consolidated or otherwise fail to successfully maintain or grow their business, our business and results of operations could be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended March 31, 2017 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
1/1/2017 - 1/31/2017	—	$—	—	79.2
2/1/2017 - 2/28/2017	2.6	70.88	2.6	76.6
3/1/2017 - 3/31/2017	10.7	67.07	10.7	65.9
First Quarter 2017 Total	13.3	$67.80	13.3
The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013, and, specifically, pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 as well as through open market purchases. As of March 31, 2017, there were 65.9 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	April 24, 2017	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	April 24, 2017	By:	/s/ Eric Slusser
Eric Slusser, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts Holding Company – Commission File Number 1-35490)

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, as amended on March 9, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2016.

10.1	Form of Executive Employment Agreement entered into with certain executive officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 8, 2017.

11.1	Statement regarding computation of earnings per share. (See Note 4 to the unaudited consolidated financial statements.)

31.1(1)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(1)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(1)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2(1)	Certification by Eric Slusser, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.INS(1)	XBRL Taxonomy Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.