Form 10-Q
period 2017-06-30
Express Scripts Holding Co.
filed 2017-07-25
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of June 30, 2017:	577,549,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,352.5	$3,077.2
Receivables, net	7,067.5	7,062.1
Inventories	1,918.7	1,959.0
Prepaid expenses and other current assets	298.1	265.1
Total current assets	11,636.8	12,363.4
Property and equipment, net	1,255.2	1,273.6
Goodwill	29,425.5	29,277.8
Other intangible assets, net	8,063.9	8,636.9
Other assets	132.0	193.2
Total assets	$50,513.4	$51,744.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$9,081.1	$8,836.9
Accounts payable	4,383.6	3,875.7
Accrued expenses	2,163.3	2,993.2
Current maturities of long-term debt	1,151.3	722.3
Total current liabilities	16,779.3	16,428.1
Long-term debt	13,835.2	14,846.0
Deferred taxes	3,471.2	3,603.3
Other liabilities	677.6	623.7
Total liabilities	34,763.3	35,501.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 861.3 and 857.5, respectively; shares outstanding: 577.5 and 605.5, respectively	8.6	8.6
Additional paid-in capital	23,446.8	23,233.6
Accumulated other comprehensive loss	(7.6)	(12.3)
Retained earnings	13,149.3	11,801.2
	36,597.1	35,031.1
Common stock in treasury at cost, 283.8 and 252.0 shares, respectively	(20,852.5)	(18,795.1)
Total Express Scripts stockholders’ equity	15,744.6	16,236.0
Non-controlling interest	5.5	7.8
Total stockholders’ equity	15,750.1	16,243.8
Total liabilities and stockholders’ equity	$50,513.4	$51,744.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues(1)	$25,347.5	$25,222.3	$50,002.4	$50,014.1
Cost of revenues(1)	23,186.3	23,061.1	45,968.5	46,005.9
Gross profit	2,161.2	2,161.2	4,033.9	4,008.2
Selling, general and administrative	782.6	904.9	1,600.7	1,811.1
Operating income	1,378.6	1,256.3	2,433.2	2,197.1
Other (expense) income:
Interest income and other	8.8	10.3	15.1	19.1
Interest expense and other	(146.5)	(136.8)	(292.2)	(275.4)
	(137.7)	(126.5)	(277.1)	(256.3)
Income before income taxes	1,240.9	1,129.8	2,156.1	1,940.8
Provision for income taxes	435.4	402.7	800.3	681.5
Net income	805.5	727.1	1,355.8	1,259.3
Less: Net income attributable to non-controlling interest	3.7	6.4	7.7	12.5
Net income attributable to Express Scripts	$801.8	$720.7	$1,348.1	$1,246.8

Weighted-average number of common shares outstanding during the period:
Basic	582.9	631.3	591.9	638.1
Diluted	585.6	635.7	595.4	642.7
Earnings per share:
Basic	$1.38	$1.14	$2.28	$1.95
Diluted	$1.37	$1.13	$2.26	$1.94

(1)
Includes retail pharmacy co-payments of $2,017.6 million and $2,136.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4,483.9 million and $4,677.4 million for the six months ended June 30, 2017 and 2016, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$805.5	$727.1	$1,355.8	$1,259.3
Other comprehensive income (loss):
Foreign currency translation adjustment	3.5	(0.2)	4.7	6.1
Comprehensive income	809.0	726.9	1,360.5	1,265.4
Less: Comprehensive income attributable to non-controlling interest	3.7	6.4	7.7	12.5
Comprehensive income attributable to Express Scripts	$805.3	$720.5	$1,352.8	$1,252.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	857.5	$8.6	$23,233.6	$(12.3)	$11,801.2	$(18,795.1)	$7.8	$16,243.8
Net income	—	—	—	—	1,348.1	—	7.7	1,355.8
Other comprehensive income	—	—	—	4.7	—	—	—	4.7
Treasury stock acquired	—	—	—	—	—	(2,057.4)	—	(2,057.4)
Issuance of common shares in connection with acquisition	2.0	—	124.5	—	—	—	—	124.5
Changes in stockholders’ equity related to employee stock plans	1.8	—	88.7	—	—	—	—	88.7
Distributions to non-controlling interest, net of contributions	—	—	—	—	—	—	(10.0)	(10.0)
Balance at June 30, 2017	861.3	$8.6	$23,446.8	$(7.6)	$13,149.3	$(20,852.5)	$5.5	$15,750.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$1,355.8	$1,259.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	894.8	1,073.5
Deferred income taxes	(175.6)	(212.3)
Employee stock-based compensation expense	52.1	54.7
Other, net	20.4	(4.5)
Changes in operating assets and liabilities:
Accounts receivable	(26.2)	(670.6)
Inventories	40.3	307.4
Other current and noncurrent assets	(23.6)	(74.5)
Claims and rebates payable	240.2	(761.8)
Accounts payable	475.4	751.1
Accrued expenses	(818.0)	(452.6)
Other current and noncurrent liabilities	46.0	(79.6)
Net cash flows provided by operating activities	2,081.6	1,190.1
Cash flows from investing activities:
Acquisitions, net of cash acquired	(122.7)	—
Purchases of property and equipment	(105.3)	(158.5)
Other, net	(7.5)	(3.4)
Net cash used in investing activities	(235.5)	(161.9)
Cash flows from financing activities:
Treasury stock acquired	(2,020.0)	(3,320.2)
Repayment of long-term debt	(575.0)	(1,575.0)
Net proceeds from employee stock plans	37.5	35.9
Proceeds from long-term debt, net of discounts	—	1,991.0
Excess tax benefit relating to employee stock-based compensation	—	9.7
Other, net	(16.3)	(35.4)
Net cash used in financing activities	(2,573.8)	(2,894.0)
Effect of foreign currency translation adjustment	3.0	3.9
Net decrease in cash and cash equivalents	(724.7)	(1,861.9)
Cash and cash equivalents at beginning of period	3,077.2	3,186.3
Cash and cash equivalents at end of period	$2,352.5	$1,324.4
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of June 30, 2017, the consolidated balance sheet as of December 31, 2016, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2017 and 2016, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2017, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2017 and 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Excess tax benefits were historically recorded in additional paid-in capital. Upon adoption on January 1, 2017, excess tax benefits, which are immaterial for the three and six months ended June 30, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the six months ended June 30, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We have substantially completed evaluation of our PBM segment and have determined adoption of the new standard will not have a significant impact on our PBM segment. We continue to evaluate the impact of this standard on our Other Business Operations segment and expect to complete our evaluation by the third quarter of 2017. We anticipate full retrospective application upon adoption.
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
Cash and cash equivalents include cash and investments in AAA-rated money market mutual funds with original maturities of less than 90 days. Cash and cash equivalents are stated at cost, which approximates fair value. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The fair values of accounts receivable, claims and rebates payable and accounts payable approximate carrying values due to the short-term maturities of these instruments.
Financial assets accounted for at fair value on a recurring basis include trading securities (included in other assets and consisting primarily of mutual funds) of $28.1 million and $29.9 million as of June 30, 2017 and December 31, 2016, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1).
The fair value, which approximates the carrying value, of our 2015 five-year term loan (Level 2) (as defined in Note 5 - Financing) was estimated using the current market rate for debt with a similar maturity. The fair values of our senior notes are $12,764.2 million and $13,041.4 million as of June 30, 2017 and December 31, 2016, respectively. See Note 5 - Financing for further discussion of the carrying values of our debt. The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.

Note 3 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, Pharmacy Benefit Management (“PBM”) and Other Business Operations.

	June 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,435.0	$(106.9)	$29,328.1	$29,287.2	$(106.8)	$29,180.4
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,532.4	$(106.9)	$29,425.5	$29,384.6	$(106.8)	$29,277.8
Other intangible assets
PBM
Customer contracts(1)	$17,709.5	$(9,795.0)	$7,914.5	$17,570.5	$(9,083.4)	$8,487.1
Trade names(1)	232.5	(117.2)	115.3	226.6	(105.9)	120.7
Miscellaneous(1)(2)	8.8	(0.2)	8.6	8.7	(8.2)	0.5
	17,950.8	(9,912.4)	8,038.4	17,805.8	(9,197.5)	8,608.3
Other Business Operations
Customer relationships	39.6	(30.9)	8.7	39.4	(29.4)	10.0
Trade names	35.7	(18.9)	16.8	35.7	(17.1)	18.6
	75.3	(49.8)	25.5	75.1	(46.5)	28.6
Total other intangible assets	$18,026.1	$(9,962.2)	$8,063.9	$17,880.9	$(9,244.0)	$8,636.9

(1)
Changes in the gross carrying amount of PBM customer contracts, trade names, and miscellaneous intangible assets represent the acquisition of myMatrixx Holdings, Inc. in May 2017. The acquisition is not material to our consolidated financial statements.

(2)	Changes in the gross carrying amount of PBM miscellaneous intangible assets and related accumulated amortization also reflect the write-off of fully depreciated assets.
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2016	$29,180.4	$97.4	$29,277.8
Acquisitions(1)	146.9	—	146.9
Foreign currency translation	0.8	—	0.8
Balance at June 30, 2017	$29,328.1	$97.4	$29,425.5

(1)	Represents the acquisition of myMatrixx Holdings Inc. in May 2017. The acquisition is not material to our consolidated financial statements.
The aggregate amount of amortization expense of other intangible assets was $364.1 million and $463.7 million for the three months ended June 30, 2017 and 2016, respectively, and $726.5 million and $907.0 million for the six months ended June 30, 2017 and 2016, respectively.
Included in total amortization expense is $55.4 million for both the three months ended June 30, 2017 and 2016 and $110.8 million and $89.7 million for the six months ended June 30, 2017 and 2016, respectively, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by

$10.5 million for the first quarter of 2016 and by approximately $32.0 million per quarter beginning in the second quarter of 2016.
The weighted-average amortization period of intangible assets subject to amortization is 15 years, and by major intangible asset class is 8 to 20 years for customer-related intangible assets, 6 to 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life), and 5 years for miscellaneous intangible assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Weighted-average number of common shares outstanding during the period—basic	582.9	631.3	591.9	638.1
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	2.7	4.4	3.5	4.6
Weighted-average number of common shares outstanding during the period—diluted	585.6	635.7	595.4	642.7

(1)
Excludes equity award shares of 9.5 million and 8.7 million for the three months ended June 30, 2017 and 2016, respectively, and 9.2 million and 7.4 million for the six months ended June 30, 2017 and 2016, respectively. These shares were excluded because the effect is anti-dilutive.

Note 5 - Financing
Our debt, issued by us, ESI and Medco Health Solutions, Inc. (“Medco”), net of unamortized discounts, premiums and financing costs, consists of:

			June 30, 2017	December 31, 2016
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Senior notes(2)
$500.0 million, 1.250% senior notes due June 2017(3)	Express Scripts	10	$—	$499.6
$1,200.0 million, 7.125% senior notes due March 2018(3)	Medco	50	853.6	868.8
$1,000.0 million, 2.250% senior notes due June 2019(3)	Express Scripts	15	996.1	995.1
$500.0 million, 7.250% senior notes due June 2019(3)	ESI	50	336.4	336.2
$500.0 million, 4.125% senior notes due September 2020(3)	Medco	25	503.4	504.0
$500.0 million, 3.300% senior notes due February 2021(3)	Express Scripts	35	496.4	495.9
$1,250.0 million, 4.750% senior notes due November 2021(3)	Express Scripts	45	1,240.5	1,239.5
$1,000.0 million, 3.900% senior notes due February 2022(3)	Express Scripts	40	985.6	984.1
$1,000.0 million, 3.000% senior notes due July 2023(3)	Express Scripts	25	993.0	992.5
$1,000.0 million, 3.500% senior notes due June 2024(3)	Express Scripts	20	989.1	988.3
$1,500.0 million, 4.500% senior notes due February 2026(3)	Express Scripts	45	1,482.2	1,481.2
$1,500.0 million, 3.400% senior notes due March 2027(4)	Express Scripts	30	1,489.3	1,488.7
$700.0 million, 6.125% senior notes due November 2041(3)	Express Scripts	50	444.1	444.0
$1,500.0 million, 4.800% senior notes due July 2046(3)	Express Scripts	40	1,483.3	1,483.0
Total senior notes			12,293.0	12,800.9
Term loan
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	2,693.5	2,767.4
Total debt			14,986.5	15,568.3
Current maturities of debt
$500.0 million, 1.250% senior notes due June 2017(2)(3)	Express Scripts	10	—	499.6
$1,200.0 million, 7.125% senior notes due March 2018(2)(3)	Medco	50	853.6	—
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	297.7	222.7
Total current maturities of long-term debt			1,151.3	722.3
Total long-term debt			$13,835.2	$14,846.0

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

(3)	Senior notes require interest to be paid semi-annually, commencing six months subsequent to issuance.

(4)	Senior notes require interest to be paid semi-annually in March and September.

(5)	The 2015 five-year term loan (as defined below) had average interest rates of 2.26% and 1.80% as of June 30, 2017 and December 31, 2016, respectively.
Bank credit facilities. In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At June 30, 2017, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At June 30, 2017, $300.0 million of the 2015 credit agreement, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
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
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended most recently in May 2017 with a termination date of May 2018, and $130.0 million executed May 2017 with a termination date of May 2018. At June 30, 2017, no amounts were drawn under either facility. In April 2017, we terminated a separate $130.0 million uncommitted revolving credit facility executed December 2014 and amended October 2015 and April 2016.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At June 30, 2017, we were in compliance with all covenants associated with our debt instruments.
Note 6 - Income taxes
Our effective tax rate attributable to Express Scripts decreased to 35.2% and increased to 37.3% for the three and six months ended June 30, 2017, respectively, from 35.8% and 35.3% for the same periods in 2016 due to discrete events.
We recognized net discrete benefits of $20.2 million and charges of $9.7 million for the three and six months ended June 30, 2017, respectively, compared to net discrete benefits of $13.8 million and $33.5 million for the same periods in 2016. Our 2017 net discrete tax items primarily relate to a revaluation of our net deferred tax attributes. Our 2016 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
Note 7 - Common stock
Under our share repurchase program, we repurchased 18.5 million shares for $1,154.8 million during the three months ended June 30, 2017 and 31.8 million shares for $2,057.4 million during the six months ended June 30, 2017 (including 0.6 million shares for $37.4 million that were repurchased but not settled as of June 30, 2017). We repurchased 2.8 million shares for $211.0 million for the three months ended June 30, 2016 and 48.5 million shares for $3,585.2 million during the six months ended June 30, 2016. As of June 30, 2017, there were 47.4 million shares remaining under our share repurchase program. Share repurchases made during the three and six months ended June 30, 2017 were made pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 as well as through open market purchases. The Rule 10b5-1 plan was completed on June 30, 2017. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
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
Effective May 4, 2016, no additional awards may be granted under the 2011 Long-Term Incentive Plan (the “2011 LTIP”), the Accredo Health, Incorporated 2002 Long-Term Incentive Plan (the “Accredo Plan”), the ESI 2000 Long-Term Incentive Plan (the “2000 LTIP”) or the Medco 2002 Stock Incentive Plan (the “2002 SIP”) (except to settle awards outstanding under these plans), which authorized the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. However, the terms of these plans will continue to govern awards outstanding under these plans.
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
As of January 1, 2017, under ASU 2016-09, excess tax benefits, which are immaterial for the three and six months ended June 30, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the six months ended June 30, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted in Note 1 - Summary of significant accounting policies, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
We recognized stock-based compensation expense of $25.0 million and $26.8 million in the three months ended June 30, 2017 and 2016, respectively, and $52.1 million and $54.7 million in the six months ended June 30, 2017 and 2016, respectively. Unamortized stock-based compensation as of June 30, 2017 was $27.5 million for stock options and $105.9 million for restricted stock units and performance shares.
Stock options. During the six months ended June 30, 2017, we granted 0.8 million stock options with a weighted-average fair market value of $13.89 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.5%-2.0%	0.9%-1.3%	1.5%-2.1%	0.9%-1.4%
Expected volatility of stock	21%-23%	20%-25%	21%-23%	20%-25%
Expected dividend yield	None	None	None	None
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
Restricted stock units and performance shares. During the six months ended June 30, 2017, we granted 1.7 million restricted stock units and performance shares with a weighted-average fair market value of $67.47 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the six months ended June 30, 2017, 0.1 million shares of common stock were issued in settlement of performance shares granted in March 2014.
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
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that ESI and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. Plaintiffs’ request to substitute the proposed class representatives was denied on June 9, 2017.

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

•
In re Express Scripts Holdings Company Securities Litigation. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, et al.; Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, et al.; and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, et al. These cases were consolidated on December 21, 2016, and on April 13, 2017 plaintiffs filed a consolidated amended complaint. Plaintiffs’ consolidated amended complaint alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs.

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

•
Randy Green v. George Paz, et al. Plaintiff alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing. On June 12, 2017, the court stayed this action until resolution of the derivative action in the United States District Court for the Southern District of New York.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that ESI engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. On June 9, 2017, plaintiffs filed a brief in opposition to the motion to dismiss and ESI filed its reply brief on July 21, 2017.

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

•
Elan and Adam Klein, et al. v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; and CVS Health Corp. Plaintiffs allege that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products).

•
City of Rockford v. Mallinckrodt ARD Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, and United Biosource Corporation. A complaint was filed against United Biosource Corporation (for purposes of this Note 9, “UBC”, a subsidiary of the Company) and Mallinckrodt ARD Inc. (for purposes of this Note 9, “Mallinckrodt”), the manufacturer of Acthar, which is an adrenocorticotropic hormone (for purposes of this Note 9, “ACTH”). The City of Rockford, Illinois alleges, inter alia, that Mallinckrodt had a monopoly in ACTH, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar, and that UBC aided in this scheme by acting as Mallinckrodt’s exclusive agent and distributor for Acthar. Plaintiff alleges that this scheme violated Sections 1 and 2 of the Sherman Act, RICO and Illinois’ Consumer Fraud and Deceptive Practices Act. Plaintiff seeks treble damages, equitable relief and attorneys’ fees and costs.

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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and six months ended June 30, 2017 and 2016.

(in millions)	PBM(1)	Other Business Operations	Total
For the three months ended June 30, 2017
Product revenues:
Network revenues(2)	$12,392.9	$—	$12,392.9
Home delivery and specialty revenues(3)	11,365.8	—	11,365.8
Other revenues(4)	—	1,130.1	1,130.1
Service revenues	373.0	85.7	458.7
Total revenues	24,131.7	1,215.8	25,347.5
Depreciation and amortization expense	443.2	6.0	449.2
Operating income	1,356.2	22.4	1,378.6
Interest income and other			8.8
Interest expense and other			(146.5)
Income before income taxes			1,240.9
Capital expenditures	55.5	4.0	59.5
For the three months ended June 30, 2016
Product revenues:
Network revenues(2)	$13,084.1	$—	$13,084.1
Home delivery and specialty revenues(3)	10,821.8	—	10,821.8
Other revenues(4)	—	908.1	908.1
Service revenues	328.0	80.3	408.3
Total revenues	24,233.9	988.4	25,222.3
Depreciation and amortization expense	540.3	7.9	548.2
Operating income	1,245.5	10.8	1,256.3
Interest income and other			10.3
Interest expense and other			(136.8)
Income before income taxes			1,129.8
Capital expenditures	71.3	4.6	75.9

(in millions)	PBM(1)	Other Business Operations	Total
For the six months ended June 30, 2017
Product revenues:
Network revenues(2)	$24,799.3	$—	$24,799.3
Home delivery and specialty revenues(3)	22,194.2	—	22,194.2
Other revenues(4)	—	2,140.3	2,140.3
Service revenues	699.5	169.1	868.6
Total revenues	47,693.0	2,309.4	50,002.4
Depreciation and amortization expense	882.8	12.0	894.8
Operating income	2,399.5	33.7	2,433.2
Interest income and other			15.1
Interest expense and other			(292.2)
Income before income taxes			2,156.1
Capital expenditures	97.1	8.2	105.3
For the six months ended June 30, 2016
Product revenues:
Network revenues(2)	$26,084.7	$—	$26,084.7
Home delivery and specialty revenues(3)	21,433.0	—	21,433.0
Other revenues(4)	—	1,656.1	1,656.1
Service revenues	670.2	170.1	840.3
Total revenues	48,187.9	1,826.2	50,014.1
Depreciation and amortization expense	1,057.4	16.1	1,073.5
Operating income	2,168.2	28.9	2,197.1
Interest income and other			19.1
Interest expense and other			(275.4)
Income before income taxes			1,940.8
Capital expenditures	150.3	8.2	158.5

(1)
PBM total revenues and operating income for each of the three and six months ended June 30, 2017 and 2016 includes $52.6 million and $106.6 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2017 and 2016 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $2,017.6 million and $2,136.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4,483.9 million and $4,677.4 million for the six months ended June 30, 2017 and 2016, respectively.

(3)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(4)	Includes other revenues related to drugs distributed through patient assistance programs.
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and revenues from the dispensing of prescription drugs from our home delivery and specialty pharmacies. Other Business Operations product revenues consist of distribution services of specialty pharmaceuticals and providing consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and specialty pharmacy services. Other Business Operations service revenues include revenues related to data analytics and research.

Following is the summary of total assets by reportable segment:

(in millions)	June 30, 2017	December 31, 2016
PBM	$48,966.4	$50,432.7
Other Business Operations	1,547.0	1,312.2
Total assets	$50,513.4	$51,744.9
We have contracts with Anthem and the United States Department of Defense which represent 19% and 12%, respectively, of consolidated revenues for both the three and six months ended June 30, 2017.
Revenues earned by our international businesses totaled $25.0 million and $23.5 million for the three months ended June 30, 2017, and 2016, respectively, and $49.7 million and $44.1 million for the six months ended June 30, 2017 and 2016, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $26.0 million and $24.1 million as of June 30, 2017 and December 31, 2016, respectively. All other long-lived assets are domiciled in the United States.
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
In conjunction with the ongoing reorganization, during both the first and second quarters of 2017, we executed certain intercompany agreements and transfer pricing agreements effective retrospectively to January 1, 2017. These intercompany agreements resulted in increased SG&A for our subsidiaries and reduced SG&A for ESI in the condensed consolidating statement of operations for the three and six months ended June 30, 2017. The transfer pricing agreements resulted in increased revenues and costs of revenues for ESI, Medco and our subsidiaries with a resulting increase in the eliminations column. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2017
Cash and cash equivalents	$755.9	$662.2	$—	$52.3	$882.1	$—	$2,352.5
Receivables, net	—	3,463.8	1,146.5	2,146.3	310.9	—	7,067.5
Other current assets	—	216.5	—	1,968.0	32.3	—	2,216.8
Total current assets	755.9	4,342.5	1,146.5	4,166.6	1,225.3	—	11,636.8
Property and equipment, net	—	767.7	3.3	460.4	23.8	—	1,255.2
Investments in subsidiaries	45,943.0	12,824.9	8,942.9	—	—	(67,710.8)	—
Intercompany	—	—	1,407.6	17,053.6	—	(18,461.2)	—
Goodwill	—	3,122.4	22,609.9	3,671.9	21.3	—	29,425.5
Other intangible assets, net	—	565.8	6,420.6	1,068.3	9.2	—	8,063.9
Other assets	6.3	191.0	27.4	27.2	8.1	(128.0)	132.0
Total assets	$46,705.2	$21,814.3	$40,558.2	$26,448.0	$1,287.7	$(86,300.0)	$50,513.4
Claims and rebates payable	$—	$6,717.9	$2,363.2	$—	$—	$—	$9,081.1
Accounts payable	—	958.6	42.0	3,315.1	67.9	—	4,383.6
Accrued expenses	119.9	958.8	324.2	294.3	466.1	—	2,163.3
Current maturities of long-term debt	297.7	—	853.6	—	—	—	1,151.3
Total current liabilities	417.6	8,635.3	3,583.0	3,609.4	534.0	—	16,779.3
Long-term debt	12,995.4	336.4	503.4	—	—	—	13,835.2
Intercompany	17,547.6	415.7	—	—	497.9	(18,461.2)	—
Deferred taxes	—	—	2,299.0	1,300.2	—	(128.0)	3,471.2
Other liabilities	—	429.3	227.4	17.1	3.8	—	677.6
Non-controlling interest	—	—	—	—	5.5	—	5.5
Express Scripts stockholders’ equity	15,744.6	11,997.6	33,945.4	21,521.3	246.5	(67,710.8)	15,744.6
Total liabilities and stockholders’ equity	$46,705.2	$21,814.3	$40,558.2	$26,448.0	$1,287.7	$(86,300.0)	$50,513.4

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2016
Cash and cash equivalents	$583.5	$1,234.2	$4.4	$46.8	$1,208.3	$—	$3,077.2
Receivables, net	—	3,595.8	878.7	1,960.1	627.5	—	7,062.1
Other current assets	—	194.3	—	1,998.4	31.4	—	2,224.1
Total current assets	583.5	5,024.3	883.1	4,005.3	1,867.2	—	12,363.4
Property and equipment, net	—	780.1	3.4	468.2	21.9	—	1,273.6
Investments in subsidiaries	44,372.3	11,248.2	9,068.3	—	—	(64,688.8)	—
Intercompany	—	—	1,606.5	15,090.4	—	(16,696.9)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.5	—	29,277.8
Other intangible assets, net	—	682.2	6,924.5	1,020.2	10.0	—	8,636.9
Other assets	7.1	219.5	25.0	40.0	12.7	(111.1)	193.2
Total assets	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9
Claims and rebates payable	$—	$6,182.3	$2,654.6	$—	$—	$—	$8,836.9
Accounts payable	—	1,118.2	42.5	2,655.5	59.5	—	3,875.7
Accrued expenses	125.0	1,147.2	368.4	191.0	1,161.6	—	2,993.2
Current maturities of long-term debt	722.3	—	—	—	—	—	722.3
Total current liabilities	847.3	8,447.7	3,065.5	2,846.5	1,221.1	—	16,428.1
Long-term debt	13,137.0	336.2	1,372.8	—	—	—	14,846.0
Intercompany	14,742.6	1,527.6	—	—	426.7	(16,696.9)	—
Deferred taxes	—	—	2,468.9	1,245.5	—	(111.1)	3,603.3
Other liabilities	—	378.4	228.0	10.0	7.3	—	623.7
Non-controlling interest	—	—	—	—	7.8	—	7.8
Express Scripts stockholders’ equity	16,236.0	10,386.8	33,985.5	20,047.1	269.4	(64,688.8)	16,236.0
Total liabilities and stockholders’ equity	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2017
Revenues	$—	$24,698.8	$4,598.4	$19,539.9	$568.2	$(24,057.8)	$25,347.5
Operating expenses	—	25,278.9	4,784.8	17,433.0	530.0	(24,057.8)	23,968.9
Operating income (loss)	—	(580.1)	(186.4)	2,106.9	38.2	—	1,378.6
Other (expense) income:
Interest (expense) income and other, net	(129.6)	3.3	(10.1)	0.5	(1.8)	—	(137.7)
Intercompany interest income (expense)	49.2	(24.6)	—	(24.6)	—	—	—
Other expense, net	(80.4)	(21.3)	(10.1)	(24.1)	(1.8)	—	(137.7)
Income (loss) before income taxes	(80.4)	(601.4)	(196.5)	2,082.8	36.4	—	1,240.9
Provision (benefit) for income taxes	(29.3)	(248.6)	(70.4)	783.5	0.2	—	435.4
Income (loss) before equity in earnings of subsidiaries	(51.1)	(352.8)	(126.1)	1,299.3	36.2	—	805.5
Equity in earnings of subsidiaries	852.9	1,176.7	155.1	—	—	(2,184.7)	—
Net income	801.8	823.9	29.0	1,299.3	36.2	(2,184.7)	805.5
Less: Net income attributable to non-controlling interest	—	—	—	—	3.7	—	3.7
Net income attributable to Express Scripts	801.8	823.9	29.0	1,299.3	32.5	(2,184.7)	801.8
Other comprehensive income	3.5	3.5	—	—	3.5	(7.0)	3.5
Comprehensive income attributable to Express Scripts	$805.3	$827.4	$29.0	$1,299.3	$36.0	$(2,191.7)	$805.3

For the three months ended June 30, 2016
Revenues	$—	$9,907.9	$6,156.3	$9,551.5	$543.4	$(936.8)	$25,222.3
Operating expenses	—	9,266.9	5,824.6	9,365.1	446.2	(936.8)	23,966.0
Operating income	—	641.0	331.7	186.4	97.2	—	1,256.3
Other (expense) income:
Interest (expense) income and other, net	(109.8)	(6.8)	(9.9)	2.1	(2.1)	—	(126.5)
Intercompany interest income (expense)	64.8	(32.4)	—	(32.4)	—	—	—
Other expense, net	(45.0)	(39.2)	(9.9)	(30.3)	(2.1)	—	(126.5)
Income (loss) before income taxes	(45.0)	601.8	321.8	156.1	95.1	—	1,129.8
Provision (benefit) for income taxes	(17.3)	213.4	118.9	74.3	13.4	—	402.7
Income (loss) before equity in earnings of subsidiaries	(27.7)	388.4	202.9	81.8	81.7	—	727.1
Equity in earnings of subsidiaries	748.4	151.4	5.7	—	—	(905.5)	—
Net income	720.7	539.8	208.6	81.8	81.7	(905.5)	727.1
Less: Net income attributable to non-controlling interest	—	—	—	—	6.4	—	6.4
Net income attributable to Express Scripts	720.7	539.8	208.6	81.8	75.3	(905.5)	720.7
Other comprehensive loss	(0.2)	(0.2)	—	—	(0.2)	0.4	(0.2)
Comprehensive income attributable to Express Scripts	$720.5	$539.6	$208.6	$81.8	$75.1	$(905.1)	$720.5

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2017
Revenues	$—	$34,651.7	$9,517.9	$29,757.6	$1,227.2	$(25,152.0)	$50,002.4
Operating expenses	—	34,479.6	9,330.3	27,746.7	1,164.6	(25,152.0)	47,569.2
Operating income	—	172.1	187.6	2,010.9	62.6	—	2,433.2
Other (expense) income:
Interest (expense) income and other, net	(253.7)	0.2	(21.1)	1.2	(3.7)	—	(277.1)
Intercompany interest income (expense)	99.0	(49.5)	—	(49.5)	—	—	—
Other expense, net	(154.7)	(49.3)	(21.1)	(48.3)	(3.7)	—	(277.1)
Income (loss) before income taxes	(154.7)	122.8	166.5	1,962.6	58.9	—	2,156.1
Provision (benefit) for income taxes	(56.6)	44.4	81.2	737.6	(6.3)	—	800.3
Income (loss) before equity in earnings of subsidiaries	(98.1)	78.4	85.3	1,225.0	65.2	—	1,355.8
Equity in earnings of subsidiaries	1,446.2	1,241.5	41.0	—	—	(2,728.7)	—
Net income	1,348.1	1,319.9	126.3	1,225.0	65.2	(2,728.7)	1,355.8
Less: Net income attributable to non-controlling interest	—	—	—	—	7.7	—	7.7
Net income attributable to Express Scripts	1,348.1	1,319.9	126.3	1,225.0	57.5	(2,728.7)	1,348.1
Other comprehensive income	4.7	4.7	—	—	4.7	(9.4)	4.7
Comprehensive income attributable to Express Scripts	$1,352.8	$1,324.6	$126.3	$1,225.0	$62.2	$(2,738.1)	$1,352.8

For the six months ended June 30, 2016
Revenues	$—	$19,391.8	$12,474.6	$18,893.0	$1,169.1	$(1,914.4)	$50,014.1
Operating expenses	—	18,291.3	11,920.8	18,492.5	1,026.8	(1,914.4)	47,817.0
Operating income	—	1,100.5	553.8	400.5	142.3	—	2,197.1
Other (expense) income:
Interest (expense) income and other, net	(208.3)	(29.2)	(21.5)	4.3	(1.6)	—	(256.3)
Intercompany interest income (expense)	129.6	(64.8)	—	(64.8)	—	—	—
Other expense, net	(78.7)	(94.0)	(21.5)	(60.5)	(1.6)	—	(256.3)
Income (loss) before income taxes	(78.7)	1,006.5	532.3	340.0	140.7	—	1,940.8
Provision (benefit) for income taxes	(29.5)	341.6	210.6	151.1	7.7	—	681.5
Income (loss) before equity in earnings of subsidiaries	(49.2)	664.9	321.7	188.9	133.0	—	1,259.3
Equity in earnings (loss) of subsidiaries	1,296.0	331.4	(22.0)	—	—	(1,605.4)	—
Net income	1,246.8	996.3	299.7	188.9	133.0	(1,605.4)	1,259.3
Less: Net income attributable to non-controlling interest	—	—	—	—	12.5	—	12.5
Net income attributable to Express Scripts	1,246.8	996.3	299.7	188.9	120.5	(1,605.4)	1,246.8
Other comprehensive income	6.1	6.1	—	—	6.1	(12.2)	6.1
Comprehensive income attributable to Express Scripts	$1,252.9	$1,002.4	$299.7	$188.9	$126.6	$(1,617.6)	$1,252.9

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2017
Net cash flows provided by (used in) operating activities	$(96.1)	$728.1	$(203.2)	$2,050.6	$(296.7)	$(101.1)	$2,081.6
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(122.7)	—	—	—	—	(122.7)
Purchases of property and equipment	—	(75.8)	—	(25.1)	(4.4)	—	(105.3)
Other, net	—	(9.0)	—	(0.9)	2.4	—	(7.5)
Net cash used in investing activities	—	(207.5)	—	(26.0)	(2.0)	—	(235.5)
Cash flows from financing activities:
Treasury stock acquired	(2,020.0)	—	—	—	—	—	(2,020.0)
Repayment of long-term debt	(575.0)	—	—	—	—	—	(575.0)
Net proceeds from employee stock plans	37.5	—	—	—	—	—	37.5
Other, net	—	(19.0)	—	(6.1)	(92.3)	101.1	(16.3)
Net intercompany transactions	2,826.0	(1,073.6)	198.8	(2,013.0)	61.8	—	—
Net cash (used in) provided by financing activities	268.5	(1,092.6)	198.8	(2,019.1)	(30.5)	101.1	(2,573.8)
Effect of foreign currency translation adjustment	—	—	—	—	3.0	—	3.0
Net (decrease) increase in cash and cash equivalents	172.4	(572.0)	(4.4)	5.5	(326.2)	—	(724.7)
Cash and cash equivalents at beginning of period	583.5	1,234.2	4.4	46.8	1,208.3	—	3,077.2
Cash and cash equivalents at end of period	$755.9	$662.2	$—	$52.3	$882.1	$—	$2,352.5

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2016
Net cash flows provided by (used in) operating activities	$(8.0)	$1,268.5	$(474.9)	$852.8	$(448.3)	$—	$1,190.1
Cash flows from investing activities:
Purchases of property and equipment	—	(116.7)	—	(38.1)	(3.7)	—	(158.5)
Other, net	—	2.3	—	(1.0)	(4.7)	—	(3.4)
Net cash used in investing activities	—	(114.4)	—	(39.1)	(8.4)	—	(161.9)
Cash flows from financing activities:
Treasury stock acquired	(3,320.2)	—	—	—	—	—	(3,320.2)
Repayment of long-term debt	(75.0)	(1,500.0)	—	—	—	—	(1,575.0)
Net proceeds from employee stock plans	35.9	—	—	—	—	—	35.9
Proceeds from long-term debt, net of discounts	1,991.0	—	—	—	—	—	1,991.0
Excess tax benefit relating to employee stock-based compensation	—	6.9	2.8	—	—	—	9.7
Other, net	(16.6)	(15.0)	—	(6.5)	2.7	—	(35.4)
Net intercompany transactions	1,392.9	(686.4)	469.6	(805.3)	(370.8)	—	—
Net cash (used in) provided by financing activities	8.0	(2,194.5)	472.4	(811.8)	(368.1)	—	(2,894.0)
Effect of foreign currency translation adjustment	—	—	—	—	3.9	—	3.9
Net (decrease) increase in cash and cash equivalents	—	(1,040.4)	(2.5)	1.9	(820.9)	—	(1,861.9)
Cash and cash equivalents at beginning of period	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of period	$—	$916.9	$0.4	$30.7	$376.4	$—	$1,324.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
changes relating to Medicare Part D, our failure to comply with Centers for Medicare & Medicaid Services (“CMS”) regulatory requirements, our failure to comply with CMS contractual requirements applicable to us as a Medicare Part D prescription drug plan (“PDP”) sponsor or our failure to otherwise execute on our strategies related to Medicare Part D

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
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017 and under the caption “Risk Factors” contained in Part II - Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and certain specialty pharmacy services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.2% and 98.4% of revenues for the three months ended June 30, 2017 and 2016, respectively, and 98.3% of revenues for both the six months ended June 30, 2017 and 2016.
Our PBM revenues are primarily comprised of:
(1) total prescription price, which includes a negotiated price with the client and a fee related to dispensing at retail pharmacies;
(2) member co-payments;
(3) administrative and service fees; and
(4) offsets to revenues that we consider client discounts, which include manufacturer rebates payable to clients, obligations under financial and service guarantees to clients, and pricing discounts.
Cost of revenues of our PBM business are primarily comprised of:
(1) ingredient cost;
(2) a dispensing fee at retail;
(3) direct costs associated with dispensing prescriptions, including direct processing labor and shipping and handling costs;
(4) member co-payments to retail pharmacies; and
(5) purchase discounts, which are an offset to cost of revenues and include volume discounts and rebates received from manufacturers.
We believe the key drivers that impact PBM revenues and cost of revenues are claims volume, claims mix and price.

•
As our claims volume increases or decreases, our associated revenues and cost of revenues correspondingly increase or decrease. Our gross profit also could increase or decrease as a result of changes in purchasing discounts.

•
The mix of claims generally includes the type of drug adjudicated and the distribution method in which a claim is dispensed. As our mix of drugs changes, our associated revenues and cost of revenues correspondingly may increase or decrease. The primary driver of fluctuations within our mix of claims is the generic fill rate. Generally, higher generic fill rates reduce PBM revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (e.g. therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications, which are primarily dispensed by pharmacies in our retail networks.

•
Our PBM contract pricing is impacted by our ability to negotiate pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts, and manufacturer rebate contracts. Through our integrated set of solutions, we are able to reduce the rate of increase of our clients’ prescription drug spend, and, in some cases, lower our clients’ prescription drug costs, which may ultimately reduce our revenues while positively affecting our gross profit. We refer to the management of these solutions as “management of supply chain”. Inflation also impacts our pricing. Most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare legislation, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has been impacted by certain in-group attrition and client losses. We also recognize that as the regulatory environment evolves, it may be necessary to make significant investments in order to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (86.6% and 86.5% for the three and six months ended June 30, 2017, respectively, as compared to 85.6% and 85.4% for the three and six months ended June 30, 2016, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
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
Our Anthem contract generated approximately 19% of our total consolidated revenues and 33% of our total EBITDA attributable to Express Scripts (“EBITDA”) for both the three and six months ended June 30, 2017, respectively. Under the terms of our contract with Anthem, Anthem’s contribution to our profitability, as a percentage of our total EBITDA, has grown and we expect it will continue to increase and exceed its contribution to our revenues, as a percentage of our total revenues, and that revenues and EBITDA attributable to Anthem will increase as the contract nears its termination in 2019.
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
As part of the Anthem contract, certain additional revenues related to Anthem were realized in the second quarters of each of 2017, 2016, 2015 and 2014 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our Anthem-related contractual revenue streams.
RESULTS OF OPERATIONS
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes United BioSource (“UBC”) and our specialty distribution operations.
As reported in our Annual Report on Form 10-K filed with the SEC on February 14, 2017, to better reflect utilization patterns that have developed over time as we align our products and services to deliver greater value through both the network and home delivery channels, the Company has revised its methodology for reporting adjusted network claims for the year ended December 31, 2016. The change was made retrospectively for the three and six months ended June 30, 2016. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Product revenues:
Network revenues(1)	$12,392.9	$13,084.1	$24,799.3	$26,084.7
Home delivery and specialty revenues(2)	11,365.8	10,821.8	22,194.2	21,433.0
Service revenues	373.0	328.0	699.5	670.2
Total PBM revenues	24,131.7	24,233.9	47,693.0	48,187.9
Cost of PBM revenues(1)	22,019.3	22,116.1	43,759.6	44,273.4
PBM gross profit	2,112.4	2,117.8	3,933.4	3,914.5
PBM SG&A	756.2	872.3	1,533.9	1,746.3
PBM operating income	$1,356.2	$1,245.5	$2,399.5	$2,168.2
Claims:
Network	218.8	221.2	441.9	447.3
Home delivery and specialty(2)	29.3	29.3	58.2	59.5
Total PBM claims	248.1	250.5	500.1	506.8
Adjusted network(3)	264.1	263.4	531.2	530.9
Adjusted home delivery and specialty(2)(3)	85.7	85.7	170.2	174.4
Total adjusted PBM claims(3)	349.8	349.1	701.4	705.3
Generic fill rate:
Network	87.2%	86.3%	87.1%	86.1%
Home delivery	82.8%	80.9%	82.5%	80.3%
Overall	86.6%	85.6%	86.5%	85.4%

(1)
Includes retail pharmacy co-payments of $2,017.6 million and $2,136.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4,483.9 million and $4,677.4 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Adjusted network claims are calculated based on a revised methodology, which has been applied retrospectively for the three and six months ended June 30, 2016. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM revenues. Network pharmacy revenues decreased $691.2 million, or 5%, in the three months ended June 30, 2017 from 2016. This 5% decrease in network pharmacy revenues is comprised of the following:

•	A decrease of approximately 3% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% was attributable to claims volume, which includes the net impact of Coventry Health Care, Inc. (“Coventry”) and Anthem.

•	A decrease of approximately 1% was attributable to pricing, due primarily to management of supply chain, offset by inflation on branded drugs.
Home delivery and specialty revenues increased $544.0 million, or 5%, in the three months ended June 30, 2017 from 2016. This 5% increase in home delivery and pharmacy revenues is comprised of the following:

•	An increase of approximately 11% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims offset by management of supply chain.

•	An offsetting decrease of approximately 6% was attributable to claims mix, due primarily to the increase in the generic fill rate.

Network pharmacy revenues decreased $1,285.4 million, or 5%, in the six months ended June 30, 2017 from 2016. This 5% decrease in network pharmacy revenues is comprised of the following:

•	A decrease of approximately 4% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% was attributable to claims volume, which includes the net impact of Coventry and Anthem.
Home delivery and specialty revenues increased $761.2 million, or 4%, in the six months ended June 30, 2017 from 2016. This 4% increase in home delivery and specialty revenues is comprised of the following:

•	An increase of approximately 12% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims offset by management of supply chain.

•	An offsetting decrease of approximately 7% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting decrease of approximately 1% was attributable to claims volume, which includes the net impact of Coventry and Anthem.
Cost of PBM revenues. Cost of PBM revenues decreased $96.8 million, or less than 1%, in the three months ended June 30, 2017 from 2016. This less than 1% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 5% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting increase of approximately 4% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, offset by management of supply chain.
Cost of PBM revenues decreased $513.8 million, or 1%, in the six months ended June 30, 2017 from 2016. This 1% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 5% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% was attributable to claims volume, which includes the net impact of Coventry and Anthem.

•	An offsetting increase of approximately 5% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, offset by management of supply chain.
PBM gross profit. PBM gross profit decreased $5.4 million, or less than 1%, for the three months ended June 30, 2017 from 2016. Cost of PBM revenues changes were in line with overall PBM revenues changes, which were not significant for the three months ended June 30, 2017. PBM gross profit was impacted by the realization of certain additional revenues related to the Anthem contract of $52.6 million for the three months ended June 30, 2017 as compared to $106.6 million for the three months ended June 30, 2016.
PBM gross profit increased $18.9 million, or less than 1%, for the six months ended June 30, 2017 from 2016. Cost of PBM revenues changes were in line with overall PBM revenues changes, which were not significant for the six months ended June 30, 2017. PBM gross profit was impacted by the realization of certain additional revenues related to the Anthem contract of $52.6 million for the six months ended June 30, 2017 as compared to $106.6 million for the six months ended June 30, 2016.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $116.1 million, or 13%, for the three months ended June 30, 2017 from 2016. This decrease is primarily due to a decrease in amortization expense of other intangible assets of $99.6 million due to the modified pattern of benefit methodology related to our Medco intangible assets.
SG&A for our PBM segment decreased $212.4 million, or 12%, for the six months ended June 30, 2017 from 2016. This decrease is primarily due to a decrease in amortization expense of other intangible assets of $201.6 million due to the modified pattern of benefit methodology related to our Medco intangible assets.
PBM operating income. PBM operating income increased $110.7 million, or 9%, and $231.3 million, or 11%, for the three and six months ended June 30, 2017 from 2016, based on the various factors described above.

OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Product revenues	$1,130.1	$908.1	$2,140.3	$1,656.1
Service revenues	85.7	80.3	169.1	170.1
Total Other Business Operations revenues	1,215.8	988.4	2,309.4	1,826.2
Cost of Other Business Operations revenues	1,167.0	945.0	2,208.9	1,732.5
Other Business Operations gross profit	48.8	43.4	100.5	93.7
Other Business Operations SG&A	26.4	32.6	66.8	64.8
Other Business Operations operating income	$22.4	$10.8	$33.7	$28.9
Claims:
Other(1)	0.2	0.2	0.3	0.3
Total adjusted Other Business Operations claims	0.2	0.2	0.3	0.3
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations revenues increased $227.4 million, or 23%, and $483.2 million, or 26%, for the three and six months ended June 30, 2017 from 2016, respectively. Other Business Operation cost of revenues increased $222.0 million, or 23%, and $476.4 million, or 27%, respectively, for the three and six months ended June 30, 2017 from 2016. These increases are primarily driven by an increase in volume across the non-claims producing lines of business.
Other Business Operations operating income increased $11.6 million, or 107%, and $4.8 million, or 17%, for the three and six months ended June 30, 2017 from 2016, respectively. These increases were primarily due to timing and mix of business across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $11.2 million, or 9%, in the three months ended June 30, 2017 from 2016. This increase was primarily due to increased interest expense related to the issuance of $4,000.0 million of senior notes in July 2016. This increase was partially offset by decreased interest expense related to the repayment of various debt during the year ended December 31, 2016 and the six months ended June 30, 2017.
Net other expense increased $20.8 million, or 8%, in the six months ended June 30, 2017 from 2016. This increase was primarily due to increased interest expense related to the issuance of $2,000.0 million of senior notes in February 2016 and the issuance of $4,000.0 million of senior notes in July 2016. This increase was partially offset by $6.7 million of costs related to the early repayment of debt during the six months ended June 30, 2016 compared to no such costs for the six months ended June 30, 2017, as well as decreased interest expense related to the repayment of various debt during the year ended December 31, 2016 and the six months ended June 30, 2017.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 35.2% and increased to 37.3% for the three and six months ended June 30, 2017, respectively, from 35.8% and 35.3% for the same periods in 2016 due to discrete events. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $70.6 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We recognized net discrete benefits of $20.2 million and charges of $9.7 million for the three and six months ended June 30, 2017, respectively, compared to net discrete benefits of $13.8 million and $33.5 million for the same periods in 2016. Our 2017 net discrete tax items primarily relate to a revaluation of our net deferred tax attributes. Our 2016 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.

NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and six months ended June 30, 2017 increased $81.1 million, or 11%, and $101.3 million, or 8%, respectively, from 2016 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts both increased 21% for the three months ended June 30, 2017 from 2016, and increased 17% and 16%, respectively, for the six months ended June 30, 2017 from 2016. These increases are primarily due to reduced shares outstanding (a total of 283.8 million shares held in treasury on June 30, 2017, compared to 226.2 million shares held in treasury on June 30, 2016), as well as higher operating income.
EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of EBITDA to net income attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under U.S. generally accepted accounting principles (“GAAP”):

EBITDA(1)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2017	2016	2017	2016
Net income attributable to Express Scripts	$801.8	$720.7	$1,348.1	$1,246.8
Provision for income taxes	435.4	402.7	800.3	681.5
Depreciation and amortization(2)	449.2	548.2	894.8	1,073.5
Interest expense, interest income and other	137.7	126.5	277.1	256.3
EBITDA(1)	1,824.1	1,798.1	3,320.3	3,258.1
Total adjusted claims(3)	350.0	349.3	701.7	705.6
EBITDA per adjusted claim(4)	$5.21	$5.15	$4.73	$4.62

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

(2)
Depreciation and amortization includes an additional $31.7 million for both the three months ended June 30, 2017 and 2016 and $63.4 million and $42.2 million for the six months ended June 30, 2017 and 2016, respectively, related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 3 - Goodwill and other intangible assets for additional details.

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

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the six months ended June 30, 2017, net cash provided by operating activities increased $891.5 million to $2,081.6 million, due partially to an increase in net income of $96.5 million in 2017 from 2016. In addition, changes in working capital resulted in a cash outflow of $65.9 million in 2017 compared to a cash outflow of $980.6 million in 2016, resulting in a total change to net cash provided by operating activities of $914.7 million.
In the six months ended June 30, 2017, net cash used in investing activities increased $73.6 million to $235.5 million, due primarily to cash utilized for an acquisition in 2017 of $122.7 million compared to no such outflows during the same period of 2016 the impact of which was offset by a decrease in capital expenditures for purchases of property and equipment of $53.2 million in 2017 from 2016. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources described below.
In the six months ended June 30, 2017, net cash used in financing activities decreased $320.2 million to $2,573.8 million. Cash outflows for 2017 include $2,020.0 million of treasury share repurchases and $575.0 million related to the repayment of debt, compared to outflows during the same period of 2016 of $3,320.2 million of treasury share repurchases and $1,575.0 million related to the repayment of debt. Cash inflows for 2016 include $1,991.0 million related to the issuance of senior notes in February 2016 compared to no such inflows during the same period of 2017.
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
ACQUISITIONS AND RELATED TRANSACTIONS
In May 2017, we completed the acquisition of myMatrixx Holdings, Inc. for approximately $250.0 million. The acquisition is not material to our consolidated financial statements. We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in the future.
SHARE REPURCHASE PROGRAM
Under our share repurchase program, we repurchased 18.5 million shares for $1,154.8 million during the three months ended June 30, 2017 and 31.8 million shares for $2,057.4 million during the six months ended June 30, 2017 (including 0.6 million shares for $37.4 million that were repurchased but not settled as of June 30, 2017). We repurchased 2.8 million shares for $211.0 million for the three months ended June 30, 2016 and 48.5 million shares for $3,585.2 million during the six months ended June 30, 2016. As of June 30, 2017, there were 47.4 million shares remaining under our share repurchase program. Share repurchases made during the three and six months ended June 30, 2017 were made pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 as well as through open market purchases. The Rule 10b5-1 plan was completed on June 30, 2017. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “2015 credit agreement”) providing for a five-year $2,000.0 million revolving credit facility (the “2015 revolving facility”) and a five-year $3,000.0 million term loan (the “2015 five-year term loan”). At June 30, 2017, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. See Note 5 - Financing for additional details.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended most recently in May 2017, with a termination date of May 2018, and $130.0 million executed May 2017 with a termination date of May 2018. At June 30, 2017, no amounts were drawn under either facility. In April 2017, we terminated a separate $130.0 million uncommitted revolving credit facility executed December 2014 and amended October 2015 and April 2016.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At June 30, 2017, we were in compliance with all covenants associated with our debt instruments.
IMPACT OF INFLATION
Most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.
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
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Excess tax benefits were historically recorded in additional paid-in capital. Upon adoption on January 1, 2017, excess tax benefits, which are immaterial for the three and six months ended June 30, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the six months ended June 30, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.

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
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We have substantially completed evaluation of our PBM segment and have determined adoption of the new standard will not have a significant impact on our PBM segment. We continue to evaluate the impact of this standard on our Other Business Operations segment and expect to complete our evaluation by the third quarter of 2017. We anticipate full retrospective application upon adoption.
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
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the 2015 credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2017, we had $2,700.0 million of gross obligations under our 2015 credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $27.0 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, relating to proceedings involving the Company:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts, Inc. (for the purposes of this Item 1, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 1, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The defendants then filed a motion to dismiss on first amendment constitutionality grounds and following the district court’s denial of the motion, defendants appealed to the Ninth Circuit. In March 2014, following a determination by the California Supreme Court that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections, the Ninth Circuit remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights were rejected by the courts and appeals were exhausted. Plaintiffs also filed a motion for class certification in 2007 that was not fully briefed until August 2016. On August 26, 2016, defendants filed a motion to deny class certification. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. Plaintiffs’ request to substitute the proposed class representatives was denied on June 9, 2017.

Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, Plaintiffs filed a First Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs filed a Second Amended Consolidated Complaint on March 2, 2017, which adopts many of Anthem’s Allegations (as defined in Part I - Item 1 - “Note 9 - Commitments and contingencies” of this Quarterly Report on Form 10-Q) in support of claims that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. ESI filed a motion to dismiss the Second Amended Complaint on April 24, 2017. On June 9, 2017, plaintiffs filed a brief in opposition to the motion to dismiss and ESI filed its reply brief on July 21, 2017.

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

Palmore, Gary G. Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William J. DeLaney, and Express Scripts Holding Company (filed June 29, 2016); and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, Maura C. Breen, Gary G. Benanav, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Eric Slusser, David Queller, and James M. Havel (filed August 4, 2016). These cases were consolidated on December 21, 2016, and on April 13, 2017 plaintiffs filed a consolidated amended complaint alleging that certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs.

•
M. Scott Brewer, James E. Brown, Sr., Marcus Estlack, Keith McClanahan, Jeremy Jeffers, Glenn Jeffries, William Waterkotte, Andrew Wiseman, Denzil Malone and Gary R. Reed, in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Christopher A. McGinnis, David Queller, Eric R. Slusser, Timothy Wentworth, Gary G. Benanav, James M. Havel, Christopher K. Knibb, and Express Scripts Holding Company (United States District Court for the Southern District of New York) (filed September 26, 2016). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations in support of their claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched individual defendants. Plaintiffs also assert a claim for corporate waste alleging the Company paid improper compensation, bonuses and other benefits to executives who breached their fiduciary duties to stockholders. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment, imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. On June 29, 2017, defendants filed a motion to stay this action until resolution of the Anthem litigation and the Anthem-related shareholder derivative litigation in the United States District Court for the Southern District of New York (as described in Part I - Item 1 - “Note 9 - Commitments and contingencies” of this Quarterly Report on Form 10-Q) and, alternatively, a motion to dismiss this action for failure to plead demand futility and failure to state a claim.

•
Randy Green v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James Havel, Maura Breen, William DeLaney, Elder Granger, Nicholas LaHowchic, Thomas Mac Mahon, Frank Mergenthaler, Woodrow Myers, Roderick Palmore, William Roper, Seymour Sternberg, and Express Scripts Holding Company (United States District Court for the Eastern District of Missouri) (filed December 7, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing. On June 12, 2017, the court stayed this action until resolution of the Anthem-related shareholder derivative litigation in the United States District Court for the Southern District of New York.

Other Matters

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (“Accredo”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes by making charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted defendants’ motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment and on December 22, 2016, the district court entered an order granting the Company’s motion for summary judgment and denying plaintiff’s motion for summary judgment. Greenfield filed a notice of appeal on January 17, 2017 and an appellate brief on April 10, 2017. On April 17, 2017, the United States filed an amicus curiae brief, which was not filed in support of either party. On June 9, 2017, the Company filed its appellate brief,

•
Elan and Adam Klein, Leah Weaver, and Arissa Paschalidis v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; and CVS Health Corp. (United States District Court for the District of Minnesota) (filed June 2, 2017). A complaint was filed against the Company, Prime Therapeutics and CVS Health Corp. by a putative class comprising participants in, or beneficiaries of, health insurance plans governed by ERISA who, pursuant to the terms of their health insurance plans, paid any portion of the purchase price for EpiPen products. The complaint alleges that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to putative class members. Plaintiffs seek equitable relief and attorneys’ fees and costs.

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
As described in greater detail in the description of our business in Item 1 - “Business” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017, we have contracts with Anthem, Inc. (“Anthem”) and the United States Department of Defense (“DoD”) which represent 19% and 12%, respectively, of consolidated revenues for both the three and six months ended June 30, 2017.
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
On May 17, 2017, we issued 2.0 million shares of our common stock in connection with an acquisition. We issued shares in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.
The following is a summary of our stock repurchasing activity during the three months ended June 30, 2017 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
4/1/2017 - 4/30/2017	5.8	$64.13	5.8	60.1
5/1/2017 - 5/31/2017	7.1	60.48	7.1	53.0
6/1/2017 - 6/30/2017	5.6	63.05	5.6	47.4
Second Quarter 2017 Total	18.5	$62.41	18.5
The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013, and, specifically, pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 as well as through open market purchases. The Rule 10b5-1 plan was completed on June 30, 2017. As of June 30, 2017, there were 47.4 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
(a) See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	July 25, 2017	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	July 25, 2017	By:	/s/ Eric Slusser
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