Form 10-Q
period 2017-09-30
Express Scripts Holding Co.
filed 2017-10-24
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of September 30, 2017:	566,373,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,395.9	$3,077.2
Receivables, net	6,871.5	7,062.1
Inventories	2,052.9	1,959.0
Prepaid expenses and other current assets	358.7	265.1
Total current assets	12,679.0	12,363.4
Property and equipment, net	1,266.6	1,273.6
Goodwill	29,424.8	29,277.8
Other intangible assets, net	7,697.8	8,636.9
Other assets	138.0	193.2
Total assets	$51,206.2	$51,744.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$9,483.5	$8,836.9
Accounts payable	4,377.9	3,875.7
Accrued expenses	2,314.3	2,993.2
Current maturities of long-term debt	1,181.1	722.3
Total current liabilities	17,356.8	16,428.1
Long-term debt	13,726.7	14,846.0
Deferred taxes	3,401.9	3,603.3
Other liabilities	798.5	623.7
Total liabilities	35,283.9	35,501.1
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 861.7 and 857.5, respectively; shares outstanding: 566.4 and 605.5, respectively	8.6	8.6
Additional paid-in capital	23,486.1	23,233.6
Accumulated other comprehensive loss	(3.9)	(12.3)
Retained earnings	13,991.0	11,801.2
	37,481.8	35,031.1
Common stock in treasury at cost, 295.3 and 252.0 shares, respectively	(21,565.3)	(18,795.1)
Total Express Scripts stockholders’ equity	15,916.5	16,236.0
Non-controlling interest	5.8	7.8
Total stockholders’ equity	15,922.3	16,243.8
Total liabilities and stockholders’ equity	$51,206.2	$51,744.9
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues(1)	$24,683.4	$25,410.1	$74,685.8	$75,424.2
Cost of revenues(1)	22,445.7	23,136.0	68,414.2	69,141.9
Gross profit	2,237.7	2,274.1	6,271.6	6,282.3
Selling, general and administrative	759.3	858.1	2,360.0	2,669.2
Operating income	1,478.4	1,416.0	3,911.6	3,613.1
Other (expense) income:
Interest income and other	13.6	8.3	28.7	27.4
Interest expense and other	(147.7)	(273.4)	(439.9)	(548.8)
	(134.1)	(265.1)	(411.2)	(521.4)
Income before income taxes	1,344.3	1,150.9	3,500.4	3,091.7
Provision for income taxes	499.3	422.4	1,299.6	1,103.9
Net income	845.0	728.5	2,200.8	1,987.8
Less: Net income attributable to non-controlling interest	3.3	5.6	11.0	18.1
Net income attributable to Express Scripts	$841.7	$722.9	$2,189.8	$1,969.7

Weighted-average number of common shares outstanding during the period:
Basic	571.8	622.6	585.1	632.9
Diluted	574.7	627.1	588.4	637.4
Earnings per share:
Basic	$1.47	$1.16	$3.74	$3.11
Diluted	$1.46	$1.15	$3.72	$3.09

(1)
Includes retail pharmacy co-payments of $1,925.8 million and $2,008.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6,409.7 million and $6,685.9 million for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$845.0	$728.5	$2,200.8	$1,987.8
Other comprehensive income (loss):
Foreign currency translation adjustment	3.7	(1.7)	8.4	4.4
Comprehensive income	848.7	726.8	2,209.2	1,992.2
Less: Comprehensive income attributable to non-controlling interest	3.3	5.6	11.0	18.1
Comprehensive income attributable to Express Scripts	$845.4	$721.2	$2,198.2	$1,974.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	857.5	$8.6	$23,233.6	$(12.3)	$11,801.2	$(18,795.1)	$7.8	$16,243.8
Net income	—	—	—	—	2,189.8	—	11.0	2,200.8
Other comprehensive income	—	—	—	8.4	—	—	—	8.4
Treasury stock acquired	—	—	—	—	—	(2,770.2)	—	(2,770.2)
Issuance of common shares in connection with acquisition	2.0	—	124.5	—	—	—	—	124.5
Changes in stockholders’ equity related to employee stock plans	2.2	—	128.0	—	—	—	—	128.0
Distributions to non-controlling interest, net of contributions	—	—	—	—	—	—	(13.0)	(13.0)
Balance at September 30, 2017	861.7	$8.6	$23,486.1	$(3.9)	$13,991.0	$(21,565.3)	$5.8	$15,922.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$2,200.8	$1,987.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344.2	1,611.2
Deferred income taxes	(247.5)	(334.0)
Employee stock-based compensation expense	78.0	81.9
Other, net	24.2	(19.1)
Changes in operating assets and liabilities:
Receivables	161.2	(270.7)
Inventories	(93.8)	345.7
Other current and noncurrent assets	(88.8)	(43.5)
Claims and rebates payable	642.6	(680.7)
Accounts payable	475.4	348.0
Accrued expenses	(659.3)	(327.4)
Other current and noncurrent liabilities	144.5	(28.7)
Net cash flows provided by operating activities	3,981.5	2,670.5
Cash flows from investing activities:
Purchases of property and equipment	(177.3)	(237.6)
Acquisitions, net of cash acquired	(122.7)	—
Other, net	(11.3)	(7.6)
Net cash used in investing activities	(311.3)	(245.2)
Cash flows from financing activities:
Treasury stock acquired	(2,735.7)	(3,892.7)
Repayment of long-term debt	(650.0)	(5,395.0)
Net proceeds from employee stock plans	51.3	56.0
Proceeds from long-term debt, net of discounts	—	5,986.8
Excess tax benefit relating to employee stock-based compensation	—	11.1
Other, net	(22.5)	(75.7)
Net cash used in financing activities	(3,356.9)	(3,309.5)
Effect of foreign currency translation adjustment	5.4	2.6
Net increase (decrease) in cash and cash equivalents	318.7	(881.6)
Cash and cash equivalents at beginning of period	3,077.2	3,186.3
Cash and cash equivalents at end of period	$3,395.9	$2,304.7
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of September 30, 2017, the consolidated balance sheet as of December 31, 2016, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2017 and 2016, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2017, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Adopted new accounting guidance. In March 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Excess tax benefits were historically recorded in additional paid-in capital. Upon adoption on January 1, 2017, excess tax benefits, which are immaterial for the three and nine months ended September 30, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the nine months ended September 30, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
New accounting guidance not yet adopted. In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of these standards on our consolidated statement of cash flows.
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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We have substantially completed evaluation of our Pharmacy Benefit Management (“PBM”) and Other Business Operations segments and have determined adoption of the new standard will not have a significant impact on our consolidated financial statements. We are in the process of finalizing our revised disclosures and anticipate full retrospective application upon adoption.
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
Cash and cash equivalents include cash and investments in AAA-rated money market mutual funds with original maturities of less than 90 days. Cash and cash equivalents are stated at cost, which approximates fair value. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The fair values of receivables, claims and rebates payable and accounts payable approximate carrying values due to the short-term maturities of these instruments.
Financial assets accounted for at fair value on a recurring basis include trading securities (included in other assets and consisting primarily of mutual funds) of $28.8 million and $29.9 million as of September 30, 2017 and December 31, 2016, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1).
The fair value, which approximates the carrying value, of our 2015 five-year term loan (Level 2) (as defined in Note 6 - Financing) was estimated using the current market rate for debt with a similar maturity. The fair values of our senior notes are $12,872.5 million and $13,041.4 million as of September 30, 2017 and December 31, 2016, respectively. See Note 6 - Financing for further discussion of the carrying values of our debt. The fair values of our senior notes were estimated based on observable market information (Level 2). In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.
Note 3 - Receivables, net

Included within “Receivables, net” are the following, which are reflected net of our allowance for doubtful accounts, customer credit allowances, and contractual allowances:

(in millions)	September 30, 2017	December 31, 2016
Trade receivables, net	$3,818.3	$4,140.3
Pharmaceutical manufacturers receivables, net	2,535.6	2,242.6
Other receivables	517.6	679.2
Total receivables, net	$6,871.5	$7,062.1

Note 4 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,434.4	$(107.0)	$29,327.4	$29,287.2	$(106.8)	$29,180.4
Other Business Operations	97.4	—	97.4	97.4	—	97.4
	$29,531.8	$(107.0)	$29,424.8	$29,384.6	$(106.8)	$29,277.8
Other intangible assets
PBM
Customer contracts(1)(2)	$17,579.0	$(10,022.8)	$7,556.2	$17,570.5	$(9,083.4)	$8,487.1
Trade names(1)	232.5	(123.0)	109.5	226.6	(105.9)	120.7
Miscellaneous(1)(2)	8.8	(0.7)	8.1	8.7	(8.2)	0.5
	17,820.3	(10,146.5)	7,673.8	17,805.8	(9,197.5)	8,608.3
Other Business Operations
Customer relationships	39.6	(31.5)	8.1	39.4	(29.4)	10.0
Trade names	35.7	(19.8)	15.9	35.7	(17.1)	18.6
	75.3	(51.3)	24.0	75.1	(46.5)	28.6
Total other intangible assets	$17,895.6	$(10,197.8)	$7,697.8	$17,880.9	$(9,244.0)	$8,636.9

(1)
Changes in the gross carrying amount of PBM customer contracts, trade names, and miscellaneous intangible assets represent the acquisition of myMatrixx Holdings, Inc. in May 2017. The acquisition is not material to our consolidated financial statements.

(2)	Changes in the gross carrying amount of PBM customer contracts and miscellaneous intangible assets and related accumulated amortization also reflect the write-off of fully depreciated assets.
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2016	$29,180.4	$97.4	$29,277.8
Acquisitions(1)	145.4	—	145.4
Foreign currency translation	1.6	—	1.6
Balance at September 30, 2017	$29,327.4	$97.4	$29,424.8

(1)	Represents the acquisition of myMatrixx Holdings Inc. in May 2017. The acquisition is not material to our consolidated financial statements.
The aggregate amount of amortization expense of other intangible assets was $366.1 million and $463.7 million for the three months ended September 30, 2017 and 2016, respectively, and $1,092.6 million and $1,370.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Included in total amortization expense is $55.4 million for both the three months ended September 30, 2017 and 2016 and $166.2 million and $145.1 million for the nine months ended September 30, 2017 and 2016, respectively, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $10.5 million for the first quarter of 2016 and by approximately $32.0 million per quarter beginning in the second quarter of 2016.
The weighted-average amortization period of intangible assets subject to amortization is 15 years, and by major intangible asset class is 8 to 20 years for customer-related intangible assets, 6 to 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life), and 5 years for miscellaneous intangible assets.
Note 5 - Earnings per share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Weighted-average number of common shares outstanding during the period—basic	571.8	622.6	585.1	632.9
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	2.9	4.5	3.3	4.5
Weighted-average number of common shares outstanding during the period—diluted	574.7	627.1	588.4	637.4

(1)
Excludes equity award shares of 9.2 million and 8.6 million for the three months ended September 30, 2017 and 2016, respectively, and 9.2 million and 7.8 million for the nine months ended September 30, 2017 and 2016, respectively. These shares were excluded because the effect is anti-dilutive.

Note 6 - Financing
Our debt, issued by us, ESI and Medco Health Solutions, Inc. (“Medco”), net of unamortized discounts, premiums and financing costs, consists of:

			September 30, 2017	December 31, 2016
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Senior notes(2)
$500.0 million, 1.250% senior notes due June 2017(3)	Express Scripts	10	$—	$499.6
$1,200.0 million, 7.125% senior notes due March 2018(3)	Medco	50	845.9	868.8
$1,000.0 million, 2.250% senior notes due June 2019(3)	Express Scripts	15	996.6	995.1
$500.0 million, 7.250% senior notes due June 2019(3)	ESI	50	336.6	336.2
$500.0 million, 4.125% senior notes due September 2020(3)	Medco	25	503.2	504.0
$500.0 million, 3.300% senior notes due February 2021(3)	Express Scripts	35	496.6	495.9
$1,250.0 million, 4.750% senior notes due November 2021(3)	Express Scripts	45	1,241.0	1,239.5
$1,000.0 million, 3.900% senior notes due February 2022(3)	Express Scripts	40	986.3	984.1
$1,000.0 million, 3.000% senior notes due July 2023(3)	Express Scripts	25	993.3	992.5
$1,000.0 million, 3.500% senior notes due June 2024(3)	Express Scripts	20	989.4	988.3
$1,500.0 million, 4.500% senior notes due February 2026(3)	Express Scripts	45	1,482.6	1,481.2
$1,500.0 million, 3.400% senior notes due March 2027(4)	Express Scripts	30	1,489.6	1,488.7
$700.0 million, 6.125% senior notes due November 2041(3)	Express Scripts	50	444.2	444.0
$1,500.0 million, 4.800% senior notes due July 2046(3)	Express Scripts	40	1,483.4	1,483.0
Total senior notes			12,288.7	12,800.9
Term loan
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	2,619.1	2,767.4
Total debt			14,907.8	15,568.3
Current maturities of debt
$500.0 million, 1.250% senior notes due June 2017(2)(3)	Express Scripts	10	—	499.6
$1,200.0 million, 7.125% senior notes due March 2018(2)(3)	Medco	50	845.9	—
$3,000.0 million, term loan due April 2020(5)	Express Scripts	N/A	335.2	222.7
Total current maturities of long-term debt			1,181.1	722.3
Total long-term debt			$13,726.7	$14,846.0

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

(3)	Senior notes require interest to be paid semi-annually, commencing six months subsequent to issuance.

(4)	Senior notes require interest to be paid semi-annually in March and September.

(5)	The 2015 five-year term loan (as defined below) had average interest rates of 2.48% and 1.80% as of September 30, 2017 and December 31, 2016, respectively.
Bank credit facilities. In April 2015, we entered into a credit agreement (the “credit agreement”) providing for a five-year $2.0 billion revolving credit facility (the “2015 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At September 30, 2017, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan. At September 30, 2017, $337.5 million of the 2015 five-year term loan, and a proportionate amount of unamortized financing costs, was considered current maturities of long-term debt.
The credit agreement requires interest to be paid, at our option, at LIBOR or an adjusted base rate, plus applicable margin. The applicable margin over LIBOR ranges from 0.900% to 1.300% for the 2015 revolving facility, depending on our consolidated leverage ratio, and ranges from 1.000% to 1.500% for the 2015 five-year term loan, depending on our consolidated leverage ratio. The applicable margin over the adjusted base rate ranges from 0.000% to 0.300% for the 2015 revolving facility, and 0.000% to 0.500% for the 2015 five-year term loan. We are required to pay commitment fees on the

2015 revolving facility, which range from 0.100% to 0.200% of the revolving loan commitments, depending on our consolidated leverage ratio.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended most recently in May 2017 with a termination date of May 2018, and $130.0 million executed May 2017 with a termination date of May 2018. At September 30, 2017, no amounts were drawn under either facility. In April 2017, we terminated a separate $130.0 million uncommitted revolving credit facility executed December 2014 and amended October 2015 and April 2016.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At September 30, 2017, we were in compliance with all covenants associated with our debt instruments.
Note 7 - Income taxes
Our effective tax rate attributable to Express Scripts increased to 37.2% for both the three and nine months ended September 30, 2017 from 36.9% and 35.9%, respectively, for the same periods in 2016 due to discrete events. We increased our unrecognized tax benefits primarily due to increases related to current and prior year tax positions by $163.8 million and $199.6 million, respectively, for the three and nine months ended September 30, 2017.
We recognized net discrete charges of $5.8 million and $15.5 million for the three and nine months ended September 30, 2017, respectively, compared to net discrete benefits of $2.2 million and $35.7 million, respectively, for the same periods in 2016. Our 2017 net discrete tax items primarily relate to additions in our unrecognized tax benefits on prior year tax positions and a revaluation of our deferred tax attributes due to changes in effective tax rates offset by a reduction in our unrecognized tax benefits due to settlement of prior year examinations and prior year claims. Our 2016 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
Note 8 - Common stock
Under our share repurchase program, we repurchased 11.5 million shares for $712.8 million during the three months ended September 30, 2017 and 43.3 million shares for $2,770.2 million during the nine months ended September 30, 2017 (including 0.5 million shares for $34.5 million that were repurchased but not settled as of September 30, 2017). We repurchased 14.1 million shares for $1,132.5 million for the three months ended September 30, 2016 and 62.6 million shares for $4,717.7 million during the nine months ended September 30, 2016. As of September 30, 2017, there were 35.9 million shares remaining under our share repurchase program. Share repurchases made during the three and nine months ended September 30, 2017 were made pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”) and July 26, 2017 (the “July 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017 and the July 2017 Rule 10b5-1 plan was completed on October 9, 2017. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
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
As of January 1, 2017, under ASU 2016-09, excess tax benefits, which are immaterial for the three and nine months ended September 30, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the nine months ended September 30, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards that are expected to vest. The remaining amendments to this standard, as noted in Note 1 - Summary of significant accounting policies, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
We recognized stock-based compensation expense of $25.9 million and $27.2 million in the three months ended September 30, 2017 and 2016, respectively, and $78.0 million and $81.9 million in the nine months ended September 30, 2017 and 2016, respectively. Unamortized stock-based compensation as of September 30, 2017 was $20.9 million for stock options and $85.2 million for restricted stock units and performance shares.
Stock options. During the nine months ended September 30, 2017, we granted 0.8 million stock options with a weighted-average fair market value of $13.89 per share. Stock options granted generally have three-year graded vesting. There were no stock options issued during the three months ended September 30, 2017.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life of option	N/A	3-5 years	3-5 years	3-5 years
Risk-free interest rate	N/A	0.9%-1.2%	1.5%-2.1%	0.9%-1.4%
Expected volatility of stock	N/A	20%-25%	21%-23%	20%-25%
Expected dividend yield	N/A	None	None	None
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
Restricted stock units and performance shares. During the nine months ended September 30, 2017, we granted 1.7 million restricted stock units and performance shares with a weighted-average fair market value of $67.41 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the nine months ended September 30, 2017, 0.1 million shares of common stock were issued in settlement of performance shares granted in March 2014.

Note 10 - Commitments and contingencies
We are subject to various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable.
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
The legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries include, among others, multi-district litigation, class action lawsuits, antitrust allegations, qui tam lawsuits (“whistleblower” actions) and various governmental inquiries and informational subpoenas.
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
For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe such proceedings, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an unexpected adverse resolution of one or more of such proceedings could have a material adverse effect on our results of operations in a particular quarter or fiscal year. For purposes of this Note 10, the “Company” refers to Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters discussed below.
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that the Company and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. Plaintiffs’ request to substitute the proposed class representatives was denied on June 9, 2017. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence and requested the case be dismissed with prejudice.

•
Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., and North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. The court has entered an order denying class certification in the Brady case and decertifying the class against the Company in the North Jackson case. The Brady plaintiffs have filed a motion requesting reconsideration of the court’s denial of class certification.

•
Anthem, Inc. v. Express Scripts, Inc. Anthem, Inc. (for purposes of this Note 10, “Anthem”) filed this lawsuit alleging various breach of contract claims against the Company relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that the Company failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that the Company is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that the Company is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13.0 billion in additional pricing concessions over the remaining term of the agreement as well as $1.8 billion for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Note 10, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, the Company filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of the Company’s amended counterclaims.

•
In re Express Scripts Holdings Company Securities Litigation. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, Plaintiff filed an amended complaint alleging similar claims.

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

•
Randy Green v. George Paz, et al. Plaintiff alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing. On June 12, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York.

•
Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, et al.; Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, et al.; and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, et al. These cases were consolidated on December 21, 2016, and on April 13, 2017 plaintiffs filed a consolidated amended complaint. Plaintiffs’ consolidated amended complaint alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On August 11, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York.

•
Kurt Wilson v. George Paz, et al. Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, were unjustly enriched, committed abuse of control and gross mismanagement, and that certain defendants engaged in “insider selling.” Plaintiff adopts many of Anthem’s Allegations in support of the claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiff seeks damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that the Company engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that the Company breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that the Company violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. The Company’s motion to dismiss Plaintiffs’ claims has been fully briefed and remains pending with the court.

•
Frank Barnett, et al. v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., and UnitedHealth Group, Inc., OptumRx, Inc. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain analog insulin products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up analog insulin costs for the putative class members and violated Sections 1 and 3 of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the competition and consumer protection laws of various states, U.S. territories, and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

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

•
MSP Recovery Claims, Series, LLC, et al. v. CVS Health Corporation, et al. Plaintiffs allege similar factual allegations to those alleged in the Barnett complaint described above, except that Plaintiffs assert claims only for purported RICO violations, common law fraud and unjust enrichment. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
Jeanine Prescott, et al. v. CVS Health Corporation, et al. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain blood glucose test strips in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such test strips for the putative class members and violated RICO, ERISA and the competition and consumer protection laws of various states. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On August 2, 2017, certain defendants, including the Company, moved to transfer this action to the United States District Court for the District of New Jersey and that motion remains pending.

•
Michael Bewley, et al. v. CVS Health Corporation, et al. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain glucagon products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such products for the putative class members and violated Sections 1 and 3 of the Sherman Act, RICO, ERISA and the competition and consumer protection laws of various states, U.S. territories and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On July 27, 2017, defendants moved to transfer this action to the United States District Court for the District of New Jersey and that motion remains pending.

•
Elan and Adam Klein, et al. v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; Medco Health Solutions, Inc.; CVS Health Corp.; Caremark, L.L.C.; Caremark Rx, L.L.C.; and CaremarkPCS Health, L.L.C. Plaintiffs allege that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products). The Company moved to dismiss Plaintiffs’ claims, and Plaintiffs recently responded by filing an amended complaint. The case is subject to a conditional order transferring the proceedings to a Kansas federal court for centralization with a multidistrict litigation, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). The Company has filed a motion to vacate the conditional transfer order.

•
Traci Brannon, Lindsey Rizzo, and Jamie Herr v. Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., and Prime Therapeutics, LLC. Plaintiffs make similar allegations to those in the Klein complaint described above. The case is subject to a pending request to consolidate the proceedings into a multidistrict litigation also pending in Kansas federal court, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). The Company has opposed consolidation, and have moved to transfer the case to Minnesota.

•
City of Rockford v. Mallinckrodt ARD, Inc., f/k/a Questcor Pharmaceuticals, Inc.; Mallinckrodt plc; Express Scripts Holding Company; Express Scripts, Inc.; CuraScript, Inc., d/b/a CuraScript, SD; Accredo Health Group, Inc.; and United BioSource Corporation. Plaintiff filed an amended complaint on behalf of a putative class of third-party payors and their beneficiaries alleging that Mallinckrodt ARD, Inc. and Mallinckrodt plc (for purposes of this Note 10, collectively “Mallinckrodt”), the manufacturer of Acthar, an adrenocorticotropic hormone, unlawfully maintained a monopoly in an alleged market for Acthar drugs by, inter alia, acquiring its only potential competitor and that the Company has aided this scheme by acting as Mallinckrodt’s exclusive agent and/or distributor for Acthar. Plaintiff also alleges that the Company is its pharmacy benefit manager and that the Company has breached contractual obligations to plaintiff by not adequately containing the costs that plaintiff has paid for Acthar. Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, state antitrust laws and RICO. Plaintiff also brings claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment, fraud and conspiracy to defraud. Plaintiff seeks treble damages, equitable relief and attorneys’ fees and costs.

•	We are the subject of various qui tam matters:

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. The court granted the Company’s motion for summary judgment and Greenfield has appealed the decision. Oral arguments were heard September 27, 2017.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC. The complaint alleged the Company violated the federal False Claims Act. The court granted the Company’s motion to dismiss and Lager appealed the decision. On May 5, 2017, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal.

•	We have received and intend to cooperate with various subpoenas or other requests from government agencies seeking information and have included descriptions of certain specific requests below:

•
Insulin Pricing Investigation. The Company has received a Civil Investigative Demand from the Office of the Attorney General of Washington in connection with a pending investigation into potential unfair and deceptive acts or practices related to the pricing, reimbursement and rebates for insulin products and possible contracts, combinations or conspiracies in restraint of trade in the setting of prices for insulin products. The Office of the Attorney General of Washington has notified the Company that information provided in response to the Civil Investigative Demand will be shared with the Attorneys General of California, Florida and New Mexico.

•
Insulin and Epinephrine Pricing Investigation. The Company has received a Civil Investigative Demand from the Attorney General of Minnesota in connection with a pending investigation into potential unfair and deceptive acts or practices related to the pricing, reimbursement and rebates for insulin products and epinephrine and possible contracts, combinations or conspiracies in restraint of trade in the setting of prices for insulin products and epinephrine.

•
Opioid Investigation. The Company received a request for information from the Office of Attorney General of New York regarding steps taken by the Company to fight opioid abuse in connection with a pending investigation into opioid-related deaths, overdoses, and hospitalizations.

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

Note 11 - Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments that do not meet the quantitative and qualitative criteria to be separately reported.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and nine months ended September 30, 2017 and 2016.

(in millions)	PBM(1)	Other Business Operations	Total
For the three months ended September 30, 2017
Product revenues:
Network revenues(2)	$12,182.9	$—	$12,182.9
Home delivery and specialty revenues(3)	10,948.3	—	10,948.3
Other revenues(4)	—	1,130.2	1,130.2
Service revenues	341.9	80.1	422.0
Total revenues	23,473.1	1,210.3	24,683.4
Depreciation and amortization expense	443.5	5.9	449.4
Operating income	1,456.3	22.1	1,478.4
Interest income and other			13.6
Interest expense and other			(147.7)
Income before income taxes			1,344.3
Capital expenditures	67.8	4.2	72.0
For the three months ended September 30, 2016
Product revenues:
Network revenues(2)	$13,000.6	$—	$13,000.6
Home delivery and specialty revenues(3)	11,031.8	—	11,031.8
Other revenues(4)	—	922.2	922.2
Service revenues	377.0	78.5	455.5
Total revenues	24,409.4	1,000.7	25,410.1
Depreciation and amortization expense	529.9	7.8	537.7
Operating income	1,404.9	11.1	1,416.0
Interest income and other			8.3
Interest expense and other			(273.4)
Income before income taxes			1,150.9
Capital expenditures	74.3	4.8	79.1

(in millions)	PBM(1)	Other Business Operations	Total
For the nine months ended September 30, 2017
Product revenues:
Network revenues(2)	$36,982.2	$—	$36,982.2
Home delivery and specialty revenues(3)	33,142.5	—	33,142.5
Other revenues(4)	—	3,270.5	3,270.5
Service revenues	1,041.4	249.2	1,290.6
Total revenues	71,166.1	3,519.7	74,685.8
Depreciation and amortization expense	1,326.3	17.9	1,344.2
Operating income	3,855.8	55.8	3,911.6
Interest income and other			28.7
Interest expense and other			(439.9)
Income before income taxes			3,500.4
Capital expenditures	164.9	12.4	177.3
For the nine months ended September 30, 2016
Product revenues:
Network revenues(2)	$39,085.3	$—	$39,085.3
Home delivery and specialty revenues(3)	32,464.8	—	32,464.8
Other revenues(4)	—	2,578.3	2,578.3
Service revenues	1,047.2	248.6	1,295.8
Total revenues	72,597.3	2,826.9	75,424.2
Depreciation and amortization expense	1,587.3	23.9	1,611.2
Operating income	3,573.1	40.0	3,613.1
Interest income and other			27.4
Interest expense and other			(548.8)
Income before income taxes			3,091.7
Capital expenditures	224.6	13.0	237.6

(1)
PBM total revenues and operating income for the nine months ended September 30, 2017 and 2016 includes $52.6 million and $106.6 million, respectively, related to a large client. These amounts were realized in the second quarters of each of 2017 and 2016 due to the structure of the contract.

(2)
Includes retail pharmacy co-payments of $1,925.8 million and $2,008.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6,409.7 million and $6,685.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Following is the summary of total assets by reportable segment:

(in millions)	September 30, 2017	December 31, 2016
PBM	$49,662.3	$50,432.7
Other Business Operations	1,543.9	1,312.2
Total assets	$51,206.2	$51,744.9

We have contracts with Anthem and the United States Department of Defense which represent 19% and 11%, respectively, of consolidated revenues for the three months ended September 30, 2017 and 19% and 12%, respectively, of consolidated revenues for the nine months ended September 30, 2017.
Revenues earned by our international businesses totaled $29.9 million and $22.2 million for the three months ended September 30, 2017, and 2016, respectively, and $79.6 million and $66.3 million for the nine months ended September 30, 2017 and 2016, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of fixed assets) totaled $30.2 million and $24.1 million as of September 30, 2017 and December 31, 2016, respectively. All other long-lived assets are domiciled in the United States.
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
In conjunction with the ongoing reorganization, during both the first and second quarters of 2017, we executed certain intercompany agreements and transfer pricing agreements effective retrospectively to January 1, 2017. These intercompany agreements resulted in increased SG&A for our subsidiaries and reduced SG&A for ESI in the condensed consolidating statement of operations for the three and nine months ended September 30, 2017. The transfer pricing agreements resulted in increased revenues and costs of revenues for ESI, Medco and our subsidiaries with a resulting increase in the eliminations column. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2017
Cash and cash equivalents	$1,276.8	$1,554.2	$—	$51.6	$513.3	$—	$3,395.9
Receivables, net	—	3,862.1	330.5	1,923.4	755.5	—	6,871.5
Other current assets	—	286.5	—	2,101.6	23.5	—	2,411.6
Total current assets	1,276.8	5,702.8	330.5	4,076.6	1,292.3	—	12,679.0
Property and equipment, net	—	790.1	3.3	445.0	28.2	—	1,266.6
Investments in subsidiaries	46,836.1	13,567.9	8,949.3	—	—	(69,353.3)	—
Intercompany	—	—	2,677.3	17,918.4	—	(20,595.7)	—
Goodwill	—	3,122.4	22,609.9	3,670.4	22.1	—	29,424.8
Other intangible assets, net	—	507.7	6,168.9	1,012.5	8.7	—	7,697.8
Other assets	4.0	161.7	29.1	28.9	4.3	(90.0)	138.0
Total assets	$48,116.9	$23,852.6	$40,768.3	$27,151.8	$1,355.6	$(90,039.0)	$51,206.2
Claims and rebates payable	$—	$6,940.5	$2,543.0	$—	$—	$—	$9,483.5
Accounts payable	—	1,048.3	41.1	3,247.7	40.8	—	4,377.9
Accrued expenses	87.2	1,054.1	282.3	296.5	594.2	—	2,314.3
Current maturities of long-term debt	335.2	—	845.9	—	—	—	1,181.1
Total current liabilities	422.4	9,042.9	3,712.3	3,544.2	635.0	—	17,356.8
Long-term debt	12,886.9	336.6	503.2	—	—	—	13,726.7
Intercompany	18,891.1	1,213.5	—	—	491.1	(20,595.7)	—
Deferred taxes	—	—	2,199.4	1,281.0	11.5	(90.0)	3,401.9
Other liabilities	—	478.5	298.4	19.2	2.4	—	798.5
Non-controlling interest	—	—	—	—	5.8	—	5.8
Express Scripts stockholders’ equity	15,916.5	12,781.1	34,055.0	22,307.4	209.8	(69,353.3)	15,916.5
Total liabilities and stockholders’ equity	$48,116.9	$23,852.6	$40,768.3	$27,151.8	$1,355.6	$(90,039.0)	$51,206.2

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2016
Cash and cash equivalents	$583.5	$1,234.2	$4.4	$46.8	$1,208.3	$—	$3,077.2
Receivables, net	—	3,595.8	878.7	1,960.1	627.5	—	7,062.1
Other current assets	—	194.3	—	1,998.4	31.4	—	2,224.1
Total current assets	583.5	5,024.3	883.1	4,005.3	1,867.2	—	12,363.4
Property and equipment, net	—	780.1	3.4	468.2	21.9	—	1,273.6
Investments in subsidiaries	44,372.3	11,248.2	9,068.3	—	—	(64,688.8)	—
Intercompany	—	—	1,606.5	15,090.4	—	(16,696.9)	—
Goodwill	—	3,122.4	22,609.9	3,525.0	20.5	—	29,277.8
Other intangible assets, net	—	682.2	6,924.5	1,020.2	10.0	—	8,636.9
Other assets	7.1	219.5	25.0	40.0	12.7	(111.1)	193.2
Total assets	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9
Claims and rebates payable	$—	$6,182.3	$2,654.6	$—	$—	$—	$8,836.9
Accounts payable	—	1,118.2	42.5	2,655.5	59.5	—	3,875.7
Accrued expenses	125.0	1,147.2	368.4	191.0	1,161.6	—	2,993.2
Current maturities of long-term debt	722.3	—	—	—	—	—	722.3
Total current liabilities	847.3	8,447.7	3,065.5	2,846.5	1,221.1	—	16,428.1
Long-term debt	13,137.0	336.2	1,372.8	—	—	—	14,846.0
Intercompany	14,742.6	1,527.6	—	—	426.7	(16,696.9)	—
Deferred taxes	—	—	2,468.9	1,245.5	—	(111.1)	3,603.3
Other liabilities	—	378.4	228.0	10.0	7.3	—	623.7
Non-controlling interest	—	—	—	—	7.8	—	7.8
Express Scripts stockholders’ equity	16,236.0	10,386.8	33,985.5	20,047.1	269.4	(64,688.8)	16,236.0
Total liabilities and stockholders’ equity	$44,962.9	$21,076.7	$41,120.7	$24,149.1	$1,932.3	$(81,496.8)	$51,744.9

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2017
Revenues	$—	$17,032.6	$4,787.9	$15,109.6	$524.3	$(12,771.0)	$24,683.4
Operating expenses	—	16,988.4	4,708.8	13,815.0	463.8	(12,771.0)	23,205.0
Operating income	—	44.2	79.1	1,294.6	60.5	—	1,478.4
Other (expense) income:
Interest (expense) income and other, net	(127.6)	1.7	(7.1)	(2.0)	0.9	—	(134.1)
Intercompany interest income (expense)	48.0	(24.0)	—	(24.0)	—	—	—
Other (expense) income, net	(79.6)	(22.3)	(7.1)	(26.0)	0.9	—	(134.1)
Income (loss) before income taxes	(79.6)	21.9	72.0	1,268.6	61.4	—	1,344.3
Provision (benefit) for income taxes	(28.2)	7.1	28.8	482.5	9.1	—	499.3
Income (loss) before equity in earnings of subsidiaries	(51.4)	14.8	43.2	786.1	52.3	—	845.0
Equity in earnings of subsidiaries	893.1	768.7	66.4	—	—	(1,728.2)	—
Net income	841.7	783.5	109.6	786.1	52.3	(1,728.2)	845.0
Less: Net income attributable to non-controlling interest	—	—	—	—	3.3	—	3.3
Net income attributable to Express Scripts	841.7	783.5	109.6	786.1	49.0	(1,728.2)	841.7
Other comprehensive income	3.7	3.7	—	—	3.7	(7.4)	3.7
Comprehensive income attributable to Express Scripts	$845.4	$787.2	$109.6	$786.1	$52.7	$(1,735.6)	$845.4

For the three months ended September 30, 2016
Revenues	$—	$9,910.4	$6,044.4	$9,973.0	$472.0	$(989.7)	$25,410.1
Operating expenses	—	9,148.0	5,699.5	9,770.7	365.6	(989.7)	23,994.1
Operating income	—	762.4	344.9	202.3	106.4	—	1,416.0
Other (expense) income:
Interest expense and other, net	(211.8)	(29.9)	(21.3)	—	(2.1)	—	(265.1)
Intercompany interest income (expense)	132.8	(66.4)	—	(66.4)	—	—	—
Other expense, net	(79.0)	(96.3)	(21.3)	(66.4)	(2.1)	—	(265.1)
Income (loss) before income taxes	(79.0)	666.1	323.6	135.9	104.3	—	1,150.9
Provision (benefit) for income taxes	(27.9)	279.2	91.3	58.4	21.4	—	422.4
Income (loss) before equity in earnings of subsidiaries	(51.1)	386.9	232.3	77.5	82.9	—	728.5
Equity in earnings (loss) of subsidiaries	774.0	178.1	(23.3)	—	—	(928.8)	—
Net income	722.9	565.0	209.0	77.5	82.9	(928.8)	728.5
Less: Net income attributable to non-controlling interest	—	—	—	—	5.6	—	5.6
Net income attributable to Express Scripts	722.9	565.0	209.0	77.5	77.3	(928.8)	722.9
Other comprehensive loss	(1.7)	(1.7)	—	—	(1.7)	3.4	(1.7)
Comprehensive income attributable to Express Scripts	$721.2	$563.3	$209.0	$77.5	$75.6	$(925.4)	$721.2

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2017
Revenues	$—	$51,684.3	$14,305.8	$44,867.2	$1,751.5	$(37,923.0)	$74,685.8
Operating expenses	—	51,468.0	14,039.1	41,561.7	1,628.4	(37,923.0)	70,774.2
Operating income	—	216.3	266.7	3,305.5	123.1	—	3,911.6
Other (expense) income:
Interest (expense) income and other, net	(381.3)	1.9	(28.2)	(0.8)	(2.8)	—	(411.2)
Intercompany interest income (expense)	147.0	(73.5)	—	(73.5)	—	—	—
Other expense, net	(234.3)	(71.6)	(28.2)	(74.3)	(2.8)	—	(411.2)
Income (loss) before income taxes	(234.3)	144.7	238.5	3,231.2	120.3	—	3,500.4
Provision (benefit) for income taxes	(84.8)	51.5	110.0	1,220.1	2.8	—	1,299.6
Income (loss) before equity in earnings of subsidiaries	(149.5)	93.2	128.5	2,011.1	117.5	—	2,200.8
Equity in earnings of subsidiaries	2,339.3	2,010.2	107.4	—	—	(4,456.9)	—
Net income	2,189.8	2,103.4	235.9	2,011.1	117.5	(4,456.9)	2,200.8
Less: Net income attributable to non-controlling interest	—	—	—	—	11.0	—	11.0
Net income attributable to Express Scripts	2,189.8	2,103.4	235.9	2,011.1	106.5	(4,456.9)	2,189.8
Other comprehensive income	8.4	8.4	—	—	8.4	(16.8)	8.4
Comprehensive income attributable to Express Scripts	$2,198.2	$2,111.8	$235.9	$2,011.1	$114.9	$(4,473.7)	$2,198.2

For the nine months ended September 30, 2016
Revenues	$—	$29,302.2	$18,519.0	$28,866.0	$1,641.1	$(2,904.1)	$75,424.2
Operating expenses	—	27,439.3	17,620.3	28,263.2	1,392.4	(2,904.1)	71,811.1
Operating income	—	1,862.9	898.7	602.8	248.7	—	3,613.1
Other (expense) income:
Interest (expense) income and other, net	(420.1)	(59.1)	(42.8)	4.3	(3.7)	—	(521.4)
Intercompany interest income (expense)	262.4	(131.2)	—	(131.2)	—	—	—
Other expense, net	(157.7)	(190.3)	(42.8)	(126.9)	(3.7)	—	(521.4)
Income (loss) before income taxes	(157.7)	1,672.6	855.9	475.9	245.0	—	3,091.7
Provision (benefit) for income taxes	(57.4)	620.8	301.9	209.5	29.1	—	1,103.9
Income (loss) before equity in earnings of subsidiaries	(100.3)	1,051.8	554.0	266.4	215.9	—	1,987.8
Equity in earnings (loss) of subsidiaries	2,070.0	509.5	(45.3)	—	—	(2,534.2)	—
Net income	1,969.7	1,561.3	508.7	266.4	215.9	(2,534.2)	1,987.8
Less: Net income attributable to non-controlling interest	—	—	—	—	18.1	—	18.1
Net income attributable to Express Scripts	1,969.7	1,561.3	508.7	266.4	197.8	(2,534.2)	1,969.7
Other comprehensive income	4.4	4.4	—	—	4.4	(8.8)	4.4
Comprehensive income attributable to Express Scripts	$1,974.1	$1,565.7	$508.7	$266.4	$202.2	$(2,543.0)	$1,974.1

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2017
Net cash flows provided by (used in) operating activities	$(174.8)	$868.3	$1,066.5	$2,955.0	$(546.2)	$(187.3)	$3,981.5
Cash flows from investing activities:
Purchases of property and equipment	—	(128.0)	—	(39.8)	(9.5)	—	(177.3)
Acquisition of business, net of cash acquired	—	(122.7)	—	—	—	—	(122.7)
Other, net	—	(15.3)	—	1.2	2.8	—	(11.3)
Net cash used in investing activities	—	(266.0)	—	(38.6)	(6.7)	—	(311.3)
Cash flows from financing activities:
Treasury stock acquired	(2,735.7)	—	—	—	—	—	(2,735.7)
Repayment of long-term debt	(650.0)	—	—	—	—	—	(650.0)
Net proceeds from employee stock plans	51.3	—	—	—	—	—	51.3
Other, net	—	(19.0)	—	(9.3)	(181.5)	187.3	(22.5)
Net intercompany transactions	4,202.5	(263.3)	(1,070.9)	(2,902.3)	34.0	—	—
Net cash (used in) provided by financing activities	868.1	(282.3)	(1,070.9)	(2,911.6)	(147.5)	187.3	(3,356.9)
Effect of foreign currency translation adjustment	—	—	—	—	5.4	—	5.4
Net increase (decrease) in cash and cash equivalents	693.3	320.0	(4.4)	4.8	(695.0)	—	318.7
Cash and cash equivalents at beginning of period	583.5	1,234.2	4.4	46.8	1,208.3	—	3,077.2
Cash and cash equivalents at end of period	$1,276.8	$1,554.2	$—	$51.6	$513.3	$—	$3,395.9

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2016
Net cash flows provided by (used in) operating activities	$(1.4)	$2,136.0	$21.8	$908.6	$(394.5)	$—	$2,670.5
Cash flows from investing activities:
Purchases of property and equipment	—	(177.4)	—	(53.8)	(6.4)	—	(237.6)
Other, net	—	2.3	—	(1.0)	(8.9)	—	(7.6)
Net cash used in investing activities	—	(175.1)	—	(54.8)	(15.3)	—	(245.2)
Cash flows from financing activities:
Treasury stock acquired	(3,892.7)	—	—	—	—	—	(3,892.7)
Repayment of long-term debt	(3,363.8)	(1,662.5)	(368.7)	—	—	—	(5,395.0)
Net proceeds from employee stock plans	56.0	—	—	—	—	—	56.0
Proceeds from long-term debt, net of discounts	5,986.8	—	—	—	—	—	5,986.8
Excess tax benefit relating to employee stock-based compensation	—	7.4	3.7	—	—	—	11.1
Other, net	(49.0)	(15.0)	28.6	(9.7)	(30.6)	—	(75.7)
Net intercompany transactions	1,264.1	(475.4)	311.7	(828.3)	(272.1)	—	—
Net cash (used in) provided by financing activities	1.4	(2,145.5)	(24.7)	(838.0)	(302.7)	—	(3,309.5)
Effect of foreign currency translation adjustment	—	—	—	—	2.6	—	2.6
Net (decrease) increase in cash and cash equivalents	—	(184.6)	(2.9)	15.8	(709.9)	—	(881.6)
Cash and cash equivalents at beginning of period	—	1,957.3	2.9	28.8	1,197.3	—	3,186.3
Cash and cash equivalents at end of period	$—	$1,772.7	$—	$44.6	$487.4	$—	$2,304.7
Note 13 - Subsequent event
On October 9, 2017, we entered into an agreement to acquire privately-held eviCore healthcare (“eviCore”). eviCore offers a broad range of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology. eviCore contracts with health plans and commercial clients to better ensure appropriate use of healthcare services. We anticipate closing the acquisition during the fourth quarter of 2017 with an estimated purchase price of approximately $3.6 billion. The acquisition is subject to regulatory clearance and other customary closing conditions. The transaction will be accounted for under the authoritative guidance for business combinations.

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
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services and certain specialty pharmacy services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.3% and 98.2% of revenues for the three months ended September 30, 2017 and 2016, respectively, and 98.3% of revenues for both the nine months ended September 30, 2017 and 2016.
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

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare legislation, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has been impacted by certain in-group attrition and client losses. We also recognize that as the regulatory environment evolves, it may be necessary to make significant investments in order to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (86.1% and 86.4% for the three and nine months ended September 30, 2017, respectively, as compared to 85.4% for both the three and nine months ended September 30, 2016). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
In the third quarter, we launched a multi-year, enterprise wide initiative to transform our organization, in part due to the decision by Anthem (described below), by the end of 2021. We are investing to deliver an improved experience with better engagement and greater efficiency, which will evolve the way we do business with patients, providers and our clients. Our enterprise value initiative is currently estimated to cost approximately $600.0 million to $650.0 million. We expect to formalize the plan for our enterprise value initiative by the end of 2017. Beginning in the third quarter, we have incurred incremental costs in order to achieve the future benefit of our enterprise wide initiative. These costs are not expected to be ongoing. See the “EBITDA and Adjusted EBITDA Attributable to Express Scripts” section below for quantification of costs incurred to date.
On October 9, 2017, we entered into an agreement to acquire privately-held eviCore healthcare (“eviCore”). eviCore offers a broad range of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology. eviCore contracts with health plans and commercial clients to better ensure appropriate use of healthcare services. We anticipate closing the acquisition during the fourth quarter of 2017 with an estimated purchase price of approximately $3.6 billion. The acquisition is subject to regulatory clearance and other customary closing conditions. The transaction will be accounted for under the authoritative guidance for business combinations.
Transitioning Clients
Our contract with Anthem expires at the end of 2019 with a one year transition period through 2020. Based on an announcement by Anthem on October 18, 2017, Anthem will not renew their contract with us. We continue to focus on providing exceptional service to Anthem and its clients in accordance with the terms of our contract.
Our Anthem contract generated approximately 19% of our total consolidated revenues for both the three and nine months ended September 30, 2017 and 29% and 32% of our total Adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”) for the three and nine months ended September 30, 2017, respectively. Under the terms of our contract, Anthem’s contribution to our profitability, as a percentage of our total Adjusted EBITDA, has grown and we expect it will continue to increase and exceed its contribution to our revenues, as a percentage of our total revenues, and that revenues and EBITDA attributable to Anthem will increase as the contract nears its termination in 2019.
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
When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, due to the sequence of events regarding our discussions with Anthem, culminating in the filing of the lawsuit on March 21, 2016, we felt it prudent to consider the increased likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Previously, we amortized the agreement over 15 years. Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increases the quarterly intangible asset amortization by approximately $32.0 million and has no impact on Adjusted EBITDA/EBITDA.
As part of the Anthem contract, certain additional revenues related to Anthem were realized in the second quarters of each of 2017, 2016, 2015 and 2014 due to the structure of the contract. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our Anthem-related contractual revenue streams.
Coventry Health Care, Inc. (“Coventry”) and Catamaran Corporation (“Catamaran”) are rolling off our book of business, as a result of acquisitions. Various portions of Coventry’s contract began terminating in 2015; however, we will retain small portions of their business through 2019. Catamaran’s contract ends as of December 31, 2017. We include Anthem, Coventry and Catamaran in our definition of “Transitioning Clients.”
RESULTS OF OPERATIONS
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations and specialty pharmacy operations. Our Other Business Operations segment includes United BioSource Corporation (“UBC”) and our specialty distribution operations.
As reported in our Annual Report on Form 10-K filed with the SEC on February 14, 2017, to better reflect utilization patterns that have developed over time as we align our products and services to deliver greater value through both the network and home delivery channels, the Company has revised its methodology for reporting adjusted network claims for the year ended December 31, 2016. The change was made retrospectively for the three and nine months ended September 30, 2016. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Product revenues:
Network revenues(1)	$12,182.9	$13,000.6	$36,982.2	$39,085.3
Home delivery and specialty revenues(2)	10,948.3	11,031.8	33,142.5	32,464.8
Service revenues	341.9	377.0	1,041.4	1,047.2
Total PBM revenues	23,473.1	24,409.4	71,166.1	72,597.3
Cost of PBM revenues(1)	21,282.7	22,177.9	65,042.3	66,451.3
PBM gross profit	2,190.4	2,231.5	6,123.8	6,146.0
PBM SG&A	734.1	826.6	2,268.0	2,572.9
PBM operating income	$1,456.3	$1,404.9	$3,855.8	$3,573.1
Claims:
Network	213.5	217.0	655.4	664.3
Home delivery and specialty(2)	28.7	29.9	86.9	89.4
Total PBM claims	242.2	246.9	742.3	753.7
Adjusted network(3)	259.5	259.4	790.7	790.3
Adjusted home delivery and specialty(2)(3)	84.0	87.6	254.2	262.0
Total adjusted PBM claims(3)	343.5	347.0	1,044.9	1,052.3
Generic fill rate:
Network	86.5%	86.0%	86.9%	86.1%
Home delivery	83.5%	81.3%	82.8%	80.6%
Overall	86.1%	85.4%	86.4%	85.4%

(1)
Includes retail pharmacy co-payments of $1,925.8 million and $2,008.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6,409.7 million and $6,685.9 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Adjusted network claims are calculated based on a revised methodology, which has been applied retrospectively for the three and nine months ended September 30, 2016. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM revenues. Network pharmacy revenues decreased $817.7 million, or 6%, in the three months ended September 30, 2017 from 2016. This 6% decrease in network pharmacy revenues is comprised of the following:

•	A decrease of approximately 3% was attributable to pricing, due primarily to management of supply chain, offset by inflation on branded drugs.

•	A decrease of approximately 2% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% was attributable to claims volume, which includes the impact of our Transitioning Clients.
Home delivery and specialty revenues decreased $83.5 million, or 1%, in the three months ended September 30, 2017 from 2016. This 1% decrease in home delivery and pharmacy revenues is comprised of the following:

•	A decrease of approximately 7% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 3% was attributable to claims volume, which includes the impact of our Transitioning Clients.

•	An offsetting increase of approximately 9% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims offset by management of supply chain.
Network pharmacy revenues decreased $2,103.1 million, or 5%, in the nine months ended September 30, 2017 from 2016. This 5% decrease in network pharmacy revenues is comprised of the following:

•	A decrease of approximately 3% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% was attributable to claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 1% was attributable to pricing, due primarily to management of supply chain, offset by inflation on branded drugs.
Home delivery and specialty revenues increased $677.7 million, or 2%, in the nine months ended September 30, 2017 from 2016. This 2% increase in home delivery and specialty revenues is comprised of the following:

•	An increase of approximately 10% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims offset by management of supply chain.

•	An offsetting decrease of approximately 6% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting decrease of approximately 2% was attributable to claims volume, which includes the impact of our Transitioning Clients.
Cost of PBM revenues. Cost of PBM revenues decreased $895.2 million, or 4%, in the three months ended September 30, 2017 from 2016. This 4% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 5% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 2% was attributable to claims volume, which includes the impact of our Transitioning Clients.

•	An offsetting increase of approximately 3% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, offset by management of supply chain.
Cost of PBM revenues decreased $1,409.0 million, or 2%, in the nine months ended September 30, 2017 from 2016. This 2% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 5% was attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% was attributable to claims volume, which includes the impact of our Transitioning Clients.

•	An offsetting increase of approximately 4% was attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, offset by management of supply chain.
PBM gross profit. PBM gross profit decreased $41.1 million, or 2%, for the three months ended September 30, 2017 from 2016. Cost of PBM revenues changes were in line with overall PBM revenues changes, which were not significant for the three months ended September 30, 2017.
PBM gross profit decreased $22.2 million, or less than 1%, for the nine months ended September 30, 2017 from 2016. Cost of PBM revenues changes were in line with overall PBM revenues changes, which were not significant for the nine months ended September 30, 2017. PBM gross profit was impacted by the realization of certain additional revenues related to the Anthem contract of $52.6 million for the nine months ended September 30, 2017 as compared to $106.6 million for the nine months ended September 30, 2016.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $92.5 million, or 11%, for the three months ended September 30, 2017 from 2016. This decrease is primarily due to a decrease in amortization expense of other intangible assets of $97.6 million due to the modified pattern of benefit methodology related to our Medco intangible assets.

SG&A for our PBM segment decreased $304.9 million, or 12%, for the nine months ended September 30, 2017 from 2016. This decrease is primarily due to a decrease in amortization expense of other intangible assets of $299.2 million due to the modified pattern of benefit methodology related to our Medco intangible assets.
PBM operating income. PBM operating income increased $51.4 million, or 4%, and $282.7 million, or 8%, for the three and nine months ended September 30, 2017 from 2016, based on the various factors described above.
OTHER BUSINESS OPERATIONS OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Product revenues	$1,130.2	$922.2	$3,270.5	$2,578.3
Service revenues	80.1	78.5	249.2	248.6
Total Other Business Operations revenues	1,210.3	1,000.7	3,519.7	2,826.9
Cost of Other Business Operations revenues	1,163.0	958.1	3,371.9	2,690.6
Other Business Operations gross profit	47.3	42.6	147.8	136.3
Other Business Operations SG&A	25.2	31.5	92.0	96.3
Other Business Operations operating income	$22.1	$11.1	$55.8	$40.0
Claims:
Other(1)	0.1	0.1	0.4	0.4
Total adjusted Other Business Operations claims	0.1	0.1	0.4	0.4
(1) Includes claims related to drugs distributed through patient assistance programs.
Other Business Operations revenues increased $209.6 million, or 21%, and $692.8 million, or 25%, for the three and nine months ended September 30, 2017 from 2016, respectively. Other Business Operations cost of revenues increased $204.9 million, or 21%, and $681.3 million, or 25%, for the three and nine months ended September 30, 2017 from 2016, respectively. These increases are primarily driven by an increase in volume across the non-claims producing lines of business.
Other Business Operations operating income increased $11.0 million, or 99%, and $15.8 million, or 40%, for the three and nine months ended September 30, 2017 from 2016, respectively. These increases were primarily due to timing and mix of business across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense decreased $131.0 million, or 49%, in the three months ended September 30, 2017 from 2016. This decrease was primarily due to $136.0 million of interest costs incurred related to the early repayment of debt during the three months ended September 30, 2016 compared to no such costs for the three months ended September 30, 2017.
Net other expense decreased $110.2 million, or 21%, in the nine months ended September 30, 2017 from 2016. This decrease was primarily due to $142.7 million of interest costs incurred related to the early repayment of debt during the nine months ended September 30, 2016 compared to no such costs for the nine months ended September 30, 2017, as well as decreased interest expense related to the repayment of various debt during the year ended December 31, 2016 and the nine months ended September 30, 2017. This decrease is partially offset by increased interest expense related to the issuance of $2.0 billion of senior notes in February 2016 and the issuance of $4.0 billion of senior notes in July 2016.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts increased to 37.2% for both the three and nine months ended September 30, 2017 from 36.9% and 35.9%, respectively, for the same periods in 2016 due to discrete events. We increased our unrecognized tax benefits primarily related to current and prior year tax positions by $163.8 million and $199.6 million, respectively, for the three and nine months ended September 30, 2017. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $42.7 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We recognized net discrete charges of $5.8 million and $15.5 million for the three and nine months ended September 30, 2017, respectively, compared to net discrete benefits of $2.2 million and $35.7 million, respectively, for the same periods in 2016. Our 2017 net discrete tax items primarily relate to additions in our unrecognized tax benefits on prior year tax positions and a revaluation of our deferred tax attributes due to changes in effective tax rates offset by a reduction in our unrecognized tax benefits due to settlement of prior year examinations and prior year claims. Our 2016 net discrete benefits primarily relate to changes in our unrecognized tax benefits.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and nine months ended September 30, 2017 increased $118.8 million, or 16%, and $220.1 million, or 11%, respectively, from 2016 due to the factors described above.
Basic and diluted earnings per share attributable to Express Scripts both increased 27% for the three months ended September 30, 2017 from 2016, and both increased 20% for the nine months ended September 30, 2017 from 2016. These increases are primarily due to reduced shares outstanding (a total of 295.3 million shares held in treasury on September 30, 2017, compared to 240.2 million shares held in treasury on September 30, 2016), as well as higher operating income and decrease net other expense.

EBITDA AND ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of each of EBITDA and Adjusted EBITDA to net income attributable to Express Scripts, as we believe it is the most directly comparable measure calculated under U.S. generally accepted accounting principles (“GAAP”):

EBITDA and Adjusted EBITDA(1)(2)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per claim data)	2017	2016	2017	2016
Net income attributable to Express Scripts	$841.7	$722.9	$2,189.8	$1,969.7
Provision for income taxes	499.3	422.4	1,299.6	1,103.9
Depreciation and amortization(3)	449.4	537.7	1,344.2	1,611.2
Interest expense, interest income and other	134.1	265.1	411.2	521.4
EBITDA(1)	1,924.5	1,948.1	5,244.8	5,206.2
Adjustments to EBITDA(2)
Enterprise value initiative costs(4)	22.9	—	22.9	—
Adjusted EBITDA/EBITDA(1)(2)	1,947.4	1,948.1	5,267.7	5,206.2
Total adjusted claims(5)	343.6	347.1	1,045.3	1,052.7
Adjusted EBITDA/EBITDA per adjusted claim(6)	$5.67	$5.61	$5.04	$4.95

(1)
EBITDA is presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA is a financial measure that is not calculated or presented in accordance with GAAP and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that EBITDA provides management and investors with useful information about the earnings impact of certain expenses and are useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends. Management assesses the Company’s operating performance using EBITDA in order to better isolate the impact of certain expenses that may not be comparable between periods or indicative of the ongoing performance of our operations.

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Adjusted EBITDA is EBITDA excluding enterprise value initiative costs as these charges are not considered an indicator of ongoing company performance. Management believes that Adjusted EBITDA, considered along with the corresponding GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe that Adjusted EBITDA is also useful in assessing period-to-period performance trends. In addition, our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

(3)
Depreciation and amortization includes an additional $31.7 million for both the three months ended September 30, 2017 and 2016 and $95.1 million and $73.9 million for the nine months ended September 30, 2017 and 2016, respectively, related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See Note 4 - Goodwill and other intangible assets for additional details. Depreciation and amortization includes accelerated depreciation of $0.4 million for both the three and nine months ended September 30, 2017 related to our enterprise value initiative.

(4)	See “Executive Summary and Trend Factors Affecting the Business” section above for further description of the enterprise value initiative.

(5)
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

(6)
Adjusted EBITDA per adjusted claim and EBITDA per adjusted claim is calculated by dividing Adjusted EBITDA and EBITDA, as applicable, by the adjusted claim volume for the period. Adjusted EBITDA per adjusted claim and EBITDA per adjusted claim is a financial measure that is not calculated or presented in accordance with GAAP, and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes that Adjusted EBITDA per adjusted claim and EBITDA per adjusted claim provide management and investors with useful information about the earnings and performance of the Company on a per unit basis.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the nine months ended September 30, 2017, net cash provided by operating activities increased $1,311.0 million to $3,981.5 million, due partially to an increase in net income of $213.0 million in 2017 from 2016. In addition, changes in working capital resulted in a cash inflow of $581.8 million in 2017 compared to a cash outflow of $657.3 million in 2016, resulting in a total change to net cash provided by operating activities of $1,239.1 million.
In the nine months ended September 30, 2017, net cash used in investing activities increased $66.1 million to $311.3 million, due primarily to cash utilized for an acquisition in 2017 of $122.7 million compared to no such outflows during the same period of 2016, the impact of which was offset by a decrease in capital expenditures for purchases of property and equipment of $60.3 million in 2017 from 2016. We intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources described below.
In the nine months ended September 30, 2017, net cash used in financing activities increased $47.4 million to $3,356.9 million. Cash outflows for 2017 include $2,735.7 million of treasury share repurchases and $650.0 million related to the repayment of debt, compared to outflows during the same period of 2016 of $3,892.7 million of treasury share repurchases and $5,395.0 million related to the repayment of debt. Cash inflows for 2016 include $5,986.8 million related to the issuance of senior notes in February 2016 and July 2016 compared to no such inflows during the same period of 2017.
During the fourth quarter, we anticipate establishing a commercial paper program, under which we may issue unsecured commercial paper notes from time to time on a private placement basis. To facilitate the establishment of this program, we anticipate modifying our existing 2015 revolving facility (defined below) to increase the amount available and extend the termination date. The proceeds of the commercial paper notes are expected to be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs.
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
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations, including to finance the eviCore acquisition, which was previously discussed within Item 2 - Executive Summary and Trend Factors. There can be no assurance we will enter into new acquisitions or establish new affiliations in the future.
SHARE REPURCHASE PROGRAM
Under our share repurchase program, we repurchased 11.5 million shares for $712.8 million during the three months ended September 30, 2017 and 43.3 million shares for $2,770.2 million during the nine months ended September 30, 2017 (including 0.5 million shares for $34.5 million that were repurchased but not settled as of September 30, 2017). We repurchased 14.1 million shares for $1,132.5 million for the three months ended September 30, 2016 and 62.6 million shares for $4,717.7 million during the nine months ended September 30, 2016. As of September 30, 2017, there were 35.9 million shares remaining under our share repurchase program. Share repurchases made during the three and nine months ended September 30, 2017 were made pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”) and July 26, 2017 (the “July 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017 and the July 2017 Rule 10b5-1 plan was completed on October 9, 2017. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITIES
In April 2015, we entered into a credit agreement (the “credit agreement”) providing for a five-year $2.0 billion revolving credit facility (the “2015 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At September 30, 2017, no amounts were outstanding under the 2015 revolving facility. We make quarterly principal payments on the 2015 five-year term loan.
We have two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended most recently in May 2017, with a termination date of May 2018, and $130.0 million executed May 2017 with a termination date of May 2018. At September 30, 2017, no amounts were drawn under either facility. In April 2017, we terminated a separate $130.0 million uncommitted revolving credit facility executed December 2014 and amended October 2015 and April 2016.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 issued by Medco are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At September 30, 2017, we were in compliance with all covenants associated with our debt instruments.
IMPACT OF INFLATION
Most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.
OTHER MATTERS
As discussed in Item 1 - Note 1 - Summary of significant accounting policies certain new accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. See Item1 - Note 1 - Summary of significant accounting policies for further discussion of the specific accounting pronouncements.
CLIENTS
We are a provider of services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. Refer to Note 11 - Segment information and Executive Summary and Trend Factors Affecting the Business for a description of client concentration.
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
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2017, we had $2,625.0 million of gross obligations under our credit agreement which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $26.3 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, relating to proceedings involving the Company (which, for purposes of this Item 1, includes Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters discussed below):

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts, Inc. (for the purposes of this Item 1, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 1, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The defendants then filed a motion to dismiss on first amendment constitutionality grounds and following the district court’s denial of the motion, defendants appealed to the Ninth Circuit. In March 2014, following a determination by the California Supreme Court that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections, the Ninth Circuit remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights were rejected by the courts and appeals were exhausted. Plaintiffs also filed a motion for class certification in 2007 that was not fully briefed until August 2016. On August 26, 2016, defendants filed a motion to deny class certification. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. Plaintiffs’ request to substitute the proposed class representatives was denied on June 9, 2017, ruling that the action will proceed as to the individually named plaintiffs only. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence and requested the case be dismissed with prejudice.

Anthem-related Securities Putative Class Action

•
In re Express Scripts Holdings Company Securities Litigation (United States District Court for the Southern District of New York) (second amended complaint filed August 30, 2017). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations (as defined in Part I - Item 1 - “Note 10 - Commitments and contingencies” of this Quarterly Report on Form 10-Q) in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, plaintiff filed an amended complaint alleging similar claims.

Anthem-related Shareholder Derivative Litigation

•
Missouri State Action (Circuit Court of St. Louis County, State of Missouri). The following three cases have been consolidated in Missouri state court: Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company (filed June 6, 2016); Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Christopher A. McGinnis, Christopher K. Knibb, George Paz, Thomas P. Mac Mahon, Maura C. Breen, Woodrow A. Myers, Jr., William A. Roper, Roderick A. Palmore, Gary G. Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William

J. DeLaney, and Express Scripts Holding Company (filed June 29, 2016); and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, Maura C. Breen, Gary G. Benanav, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Eric Slusser, David Queller, and James M. Havel (filed August 4, 2016). These cases were consolidated on December 21, 2016, and on April 13, 2017 plaintiffs filed a consolidated amended complaint alleging that certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On August 11, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York.

•
Kurt Wilson v. George Paz, et al. (Circuit Court of St. Louis County, State of Missouri) (filed August 18, 2017). Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, were unjustly enriched, committed abuse of control and gross mismanagement, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. As of October 11, 2017, defendants’ motion to stay this action until resolution of the derivative action in the United States District Court for the Southern District of New York was fully briefed and ripe for consideration by the court.

Insulin and Epinephrine Drug Pricing Putative Class Action Litigation

•
MSP Recovery Claims, Series, LLC, et al. v. CVS Health Corporation, et al. (United States District Court for the Western District of Texas) (filed September 7, 2017). Plaintiffs allege inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain analog insulin products in return for higher rebate payments and that these agreements had the effect of driving up analog insulin costs for the putative class members. Plaintiffs assert claims for purported RICO violations, common law fraud and unjust enrichment. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs.

•
Jeanine Prescott, et al. v. CVS Health Corporation, et al. (United States District Court for the Western District of Washington) (filed May 24, 2017). Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain blood glucose test strips in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such test strips for the putative class members and violated RICO, ERISA and the competition and consumer protection laws of various states. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On August 2, 2017, certain defendants, including the Company, moved to transfer this action to the United States District Court for the District of New Jersey and that motion remains pending.

•
Michael Bewley, et al. v. CVS Health Corporation, et al. (United States District Court for the Western District of Washington) (filed May 24, 2017). Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain glucagon products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such products for the putative class members and violated Sections 1 and 3 of the Sherman Act, RICO, ERISA and the competition and consumer protection laws of various states, U.S. territories and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On July 27, 2017, defendants moved to transfer this action to the United States District Court for the District of New Jersey and that motion remains pending.

•
Elan and Adam Klein, Leah Weaver, and Arissa Paschalidis v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; Medco Health Solutions, Inc., CVS Health Corp.; Caremark, LLC, Caremark Rx, LLC, and CaremarkPCS Health, LLC (United States District Court for the District of Minnesota) (filed June 2, 2017). A complaint was filed against the Company and other defendants by a putative class comprising participants in, or beneficiaries of, health insurance plans governed by ERISA who, pursuant to the terms of their health insurance plans, paid any portion of the purchase price for EpiPen products. The complaint alleges that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused the plaintiffs to pay more out of pocket for EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to putative class members. Plaintiffs seek equitable relief and attorneys’ fees and costs. The Company moved to dismiss Plaintiffs’ claims on August 4, 2017, and plaintiffs responded by filing an amended complaint on September 27, 2017. The case is subject to a conditional order transferring the proceedings to a

Kansas federal court for centralization with a multidistrict litigation, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). On September 21, 2017, the Company and ESI filed a motion to vacate the conditional transfer order.

•
Traci Brannon, Lindsey Rizzo, and Jamie Herr v. Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., and Prime Therapeutics, LLC (United States District Court for the District of Kansas) (filed August 29, 2017). Plaintiffs make similar allegations to those in the Klein complaint described above. The case is subject to a pending request to consolidate the proceedings into a multidistrict litigation also pending in Kansas federal court, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). On September 7, 2017, the Company and ESI filed a brief opposing consolidation. On September 15, 2017, the Company and ESI filed a motion to transfer the Brannon case to Minnesota.

Other Matters

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (“Accredo”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes by making charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted defendants’ motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment and on December 22, 2016, the district court entered an order granting the Company’s motion for summary judgment and denying plaintiff’s motion for summary judgment. Greenfield filed a notice of appeal on January 17, 2017 and an appellate brief on April 10, 2017. On April 17, 2017, the United States filed an amicus curiae brief, which was not filed in support of either party. On June 9, 2017, the Company filed its appellate brief. On September 27, 2017, oral arguments were heard.

•
United States of America ex. rel. Shane Lager v. CSL Behring, LLC, CSL Limited, Accredo Health, Inc., and Coram LLC (United States District Court for the Eastern District of Missouri) (unsealed February 2015). This was a qui tam lawsuit in which the United States government declined to intervene against any of the defendants. Lager, the qui tam relator, served a complaint on the Company on June 23, 2015. Lager alleged claims under the federal False Claims Act. The allegations asserted primarily concerned an alleged conspiracy among the defendants to inflate the published average wholesale price (“AWP”) of certain drugs and submit them for payment by the federal government. Lager generally alleged that Accredo was aware of the alleged AWP inflation and submitted false claims to the government by failing to disclose the alleged AWP inflation to their government health care program clients in violation of the federal False Claims Act. The complaint sought monetary damages, as well as costs and expenses. On August 21, 2015, the Company filed a motion to dismiss the complaint under the public disclosure bar, for failure to state a claim and on January 20, 2016, the district court granted the Company’s motion, as well as motions filed by the other defendants, and the case was dismissed with prejudice. Lager appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit, which affirmed the dismissal on May 5, 2017.

•
Insulin Pricing Investigation. On March 29, 2017 the Company received a Civil Investigative Demand from the Office of the Attorney General of Washington in connection with a pending investigation into potential unfair and deceptive acts or practices related to the pricing, reimbursement and rebates for insulin products and possible contracts, combinations or conspiracies in restraint of trade in the setting of prices for insulin products. The Office of the Attorney General of Washington has notified the Company that information provided in response to the Civil Investigative Demand will be shared with the Attorneys General of California, Florida and New Mexico. The Company intends to cooperate with the government in connection with this investigation.

•
Insulin and Epinephrine Pricing Investigation. On July 26, 2017 the Company received a Civil Investigative Demand from the Attorney General of Minnesota in connection with a pending investigation into potential unfair and deceptive acts or practices related to the pricing, reimbursement and rebates for insulin products and epinephrine and possible contracts, combinations or conspiracies in restraint of trade in the setting of prices for insulin products and epinephrine. The Company intends to cooperate with the government in connection with this investigation.

•
Opioid Investigation. On September 13, 2017, the Company received a request for information from the Attorney General of New York regarding steps taken by the Company to fight opioid abuse in connection with a pending investigation into opioid-related deaths, overdoses, and hospitalizations. The Company intends to cooperate with the government in connection with this investigation.

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
As described in greater detail in the description of our business in Item 1 - “Business” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017, we have contracts with Anthem, Inc. (“Anthem”) and the United States Department of Defense (“DoD”) which represent 19% and 11%, respectively, of consolidated revenues for the three months ended September 30, 2017 and 19% and 12%, respectively, of consolidated revenues for the nine months ended September 30, 2017.
Our contract with Anthem expires at the end of 2019 with a one year transition period through 2020. Based on an announcement by Anthem on October 18, 2017, Anthem will not renew their contract with us. The timing and extent of our elimination of the direct and indirect costs of servicing Anthem depends on a number of factors, including the extent to which we provide transition services after the current contract expires. Our inability to reduce our costs and otherwise mitigate the impact of the expiration of the Anthem contract could have a material adverse effect on our business, cash flows and results of operations. We have launched a multi-year, enterprise wide initiative intended, in part, to mitigate the impact of the expiration of the Anthem contract and to transform our organization by the end of 2021 (see Part I - Item 2 - “Executive Summary and Trend Factors Affecting the Business”).
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended September 30, 2017 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
7/1/2017 - 7/31/2017	0.5	$62.72	0.5	46.9
8/1/2017 - 8/31/2017	5.7	61.50	5.7	41.2
9/1/2017 - 9/30/2017	5.3	62.49	5.3	35.9
Third Quarter 2017 Total	11.5	$62.01	11.5
The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013, and, specifically, pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”) and July 26, 2017 (the “July 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017 and the July 2017 Rule 10b5-1 plan was completed on October 9, 2017. As of September 30, 2017, there were 35.9 million shares remaining under the share repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

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

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	October 24, 2017	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	October 24, 2017	By:	/s/ Eric Slusser
Eric Slusser, Executive Vice President and
Chief Financial Officer