Form 10-K
period 2017-12-31
Express Scripts Holding Co.
filed 2018-02-27
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017, OR

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2017, was $36,773,795,228 based on 576,030,627 shares held on such date by non-affiliates and a closing sale price for the Common Stock on such date of $63.84 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2018:	564,347,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

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
Total medical costs for employers continue to outpace the rate of overall inflation, in particular, the increase in high cost drugs to treat complex conditions such as cancer, hepatitis and multiple sclerosis. National health expenditures as a percentage of gross domestic product are expected to increase to 20% in 2026 from 18% in 2017 according to the Centers for Medicare & Medicaid Services (“CMS”). With increasing cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, there is an increasing role for pharmacy benefit management (“PBM”) companies to develop innovative strategies to put medicine within reach of patients by making better health more affordable and accessible.
PBM companies typically combine retail pharmacy claims processing and network management, formulary management, utilization management and home delivery pharmacy services to develop an integrated product offering to manage the prescription drug benefit for payors. Some PBMs also offer specialty medication services that deliver a more effective solution than many retail pharmacies in providing treatments for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs. Some PBMs have also broadened their service offerings to include medication adherence programs, outcomes research, drug therapy management programs, sophisticated data analysis and distribution services.
Company Overview
We are the largest independent PBM company in the United States, offering a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We put medicine within reach of patients while helping health benefit providers improve access to prescription drugs by making them more affordable. We can improve patient outcomes and help control the cost of the drug benefit by:

•	identifying products and offering solutions that focus on improving patient outcomes and assist in controlling costs;

•	evaluating drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary;

•	offering cost-effective home delivery pharmacy and specialty services that result in cost savings for plan sponsors and better care for members;

•	leveraging purchasing volume to deliver discounts to health benefit providers; and

•	promoting the use of generics and lower-cost brands.
We work with clients, manufacturers, pharmacists and physicians to improve members’ health outcomes and satisfaction, increase efficiency in drug distribution and manage costs of the pharmacy benefit. We believe our clients can achieve the best financial and health outcomes when they use our comprehensive set of solutions to manage drug spend. For example, our management toward greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for our health benefit plan clients and their members.
We have two business segments based on the products and services we offer: PBM and Other Business Operations. See further description of our segments within “Part I — Item 1 — Business — Segment Information.”
Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, our home delivery pharmacies and our specialty pharmacies. Revenues from the delivery of prescription drugs represented 98.2% of our revenues in 2017, 98.3% in 2016 and 98.0% in 2015. Revenues from services, such as fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs, medical benefit management services, as well as, other fee-for-service arrangements, such as medication counseling services and certain specialty services accounted for the remainder of our revenues.
Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies under non-exclusive contracts with us and through home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies we operate. More than 68,000 retail pharmacies, which represent over 98% of all United States retail pharmacies, participated in one or more of our networks as of December 31, 2017. The top ten retail pharmacy chains in the United States represent approximately 67% of the total number of stores in our largest network.
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
Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is (314) 996-0900 and our website is www.express-scripts.com. Information included on our website is not incorporated into this annual report.
Segment Information
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations.
See “Part I — Item 1 — Products and Services” of this Annual Report on Form 10-K for further description of our products and services. See “Part II — Item 8 —Note 13 - Segment information” of this Annual Report on Form 10-K for further description of our segments.
Products and Services
Pharmacy Benefit Management Services
Overview. Our PBM services involve management of prescription drug utilization and cost to drive high quality, cost-effective pharmaceutical care. We consult with clients to assist in the selection of plan design features that balance clients’ requirements for cost control with member choice and convenience. We focus our solutions to enable better decisions in four important and interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. As a result, we believe we deliver better outcomes, higher member satisfaction and a more affordable prescription drug benefit. During 2017, 95.2% of our revenues were derived from our PBM operations, compared to 96.2% and 97.3% during 2016 and 2015, respectively.
Clinical Solutions. We offer innovative clinical programs to drive better health outcomes at lower cost by identifying and addressing unsafe, ineffective and wasteful prescribing, dispensing and utilization of prescription drugs and intervening with, or supporting interventions with, physicians, pharmacies and patients. RationalMed® evaluates medical, pharmacy and laboratory data to detect critical patient health and safety issues which are then addressed through timely notification to physicians, pharmacies, patients and case managers. ScreenRx® uses proprietary predictive models to detect patients at risk for nonadherence and proactively addresses the problem through interventions tailored specifically for that patient. ExpressAlliance® offers patient care coordination services that enable patient-authorized healthcare professionals to share a common view of a patient’s health record and coordinate patient outreach and counseling. Advanced Opioid ManagementSM solution works comprehensively with patients, prescribers and pharmacies to minimize early exposure to opioids while helping prevent progression to overuse and abuse.
Express Scripts SafeGuardRx®. We offer a suite of solutions targeting therapy classes that pose clinical challenges for patients and a significant budgetary threat to our clients. Our solutions focus on keeping our clients ahead of the cost curve while providing patients the care and access they need. These solutions include (but are not limited to): Pulmonary Care Value ProgramSM; Multiple Sclerosis Care Value ProgramSM; Inflammatory Conditions Care Value ProgramSM; Diabetes Care Value ProgramSM; Hepatitis Cure Value Program®; Cholesterol Care Value Program®; Oncology Care Value Program®; Market Events Protection Program®; and Inflation Protection ProgramSM. These solutions are offered throughout our PBM services.

Through innovative programs such as Express Scripts SafeGuardRx, which combines utilization management controls with formulary management, the specialized care model of our Therapeutic Resource Center® program (described below) and comprehensive guarantees, we are changing the market in key specialty categories. Our programs covering oncology and inflammatory conditions in particular have introduced a value-based contracting approach, with payments now tied to a product’s effectiveness at the indication level rather than a single uniform reimbursement across multiple indications with varying degrees of product effectiveness.
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
Home Delivery Pharmacy Services. We dispense prescription drugs from our four high-volume automated dispensing home delivery pharmacies and one non-automated dispensing home delivery pharmacy. In addition to the order processing that occurs at these home delivery pharmacies, we operate several non-dispensing order processing facilities and patient contact centers. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale, as well as provide greater safety and accuracy than retail pharmacies. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, our research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than is achieved through the retail pharmacy networks.
Specialty Pharmacy Services. Specialty medications are used primarily for the treatment of complex diseases. These medications are broadly characterized to include those with frequent dosing adjustments, intensive clinical monitoring, the need for patient training, specialized product administration requirements and/or medications limited to certain specialty pharmacy networks by manufacturers. Through a combination of assets and capabilities, we provide an enhanced level of care and therapy management for patients taking specialty medications, increased visibility and improved outcomes for payors, as well as custom programs for biopharmaceutical manufacturers.
Our subsidiary Accredo Health Group (“Accredo”) is focused on dispensing injectable, infused, oral or inhaled drugs that require a higher level of clinical service and support compared to what is typically available from traditional pharmacies. Accredo is able to achieve better outcomes for patients and reduced waste for clients through a disease-centric organization, specialty trained clinicians, a nationwide footprint, a network of in-home nursing services, reimbursement and patient assistance programs, and biopharmaceutical services.
Our subsidiary Freedom Fertility is a leading specialty pharmacy focused on the needs of fertility patients and providers. Through Freedom Fertility, we also provide insurance assistance and patient education and support.
We also provide medical benefit drug management services, which enable greater oversight of our clients’ specialty spend billed through the medical benefit and are designed to ultimately make specialty drugs more affordable and accessible. Through our medical benefit drug management services, we offer a wide range of tools that span both the medical and pharmacy benefit in order to optimize the use of specialty medications through channel, network and utilization management. These tools include guaranteed savings programs, promoting the safe and appropriate use of high-cost specialty drugs, redirecting patients and medications to the lowest-cost and most appropriate channel, verifying claims are paid at the contracted rate, improving opportunities to achieve rebates and, where clinically appropriate, moving drug coverage from medical to pharmacy benefit and to lower-cost sites of care.
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

Benefit Design Consultation. We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for providing affordable access to the prescription medications people need to stay healthy, and helping ensure the safe and effective use of those medications.
Drug Utilization Review. We review prescriptions for safety and effectiveness, in real-time, electronically and systematically, when presented to our pharmacies or submitted for coverage by network pharmacies, and alert the dispensing pharmacy to detected issues. Issues not adequately addressed at the time of dispensing may also be communicated to the prescriber retrospectively.
Drug Formulary Management. Formularies are lists of drugs with designations which may be used to determine drug coverage and member out-of-pocket costs, and communicate plan preferences in competitive drug categories. Our formulary management services support clients in establishing formularies that best meet plan objectives for access, safety and affordability, and assist patients and physicians in choosing clinically appropriate, cost-effective drugs.
We administer specific formularies on behalf of our clients, including standard formularies developed and offered by Express Scripts and custom formularies for which we play a more limited role. The majority of our clients select standard formularies, governed by our National Pharmacy & Therapeutics Committee (the “P&T Committee”), a panel of independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings and typically with major academic affiliations. In making formulary recommendations, the P&T Committee considers the drug’s safety and efficacy, without any information on or consideration of the cost of the drug, including any discount or rebate arrangement we might negotiate with the manufacturer. This process is designed to ensure the clinical recommendation is not affected by our financial arrangements. We fully comply with the P&T Committee’s clinical recommendations regarding drugs that must be included or excluded from the formulary based on their assessment of safety and efficacy.
Medicare, Medicaid and Health Insurance Marketplace (“Public Exchange”) Offerings. We support our clients by providing several Medicare program options: the Retiree Drug Subsidy (“RDS”) program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Employer-Sponsored Group Waiver Plan (“EGWP”), a group-enrolled Medicare Part D option for employers and labor groups; and the “PBM inside” service that offers claims adjudication and related patient services supporting Medicare drug benefits to a number of Medicare plan sponsors (i.e., health plans serving Medicare). As a PBM supporting Medicare plan sponsors, we provide prescription adjudication services in addition to a suite of required programmatic offerings such as a Medication Therapy Management program, an Explanation of Benefits for members using prescription services and a variety of member communications related to the prescription benefit. We also offer an individual prescription drug plan (“PDP”) to beneficiaries in all 34 Medicare regions across the United States, as well as Puerto Rico.
Our revenues include premiums associated with these risk-based Medicare Part D PDP product offerings. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. Our insurance company subsidiaries operate under various contracts with CMS. We provide three Medicare Part D PDP options for beneficiaries: a standard Medicare Part D benefit plan as mandated by statute and two enhanced coverage plans that offer additional options for coverage. We also offer numerous customized benefit plan designs to employer group retiree plans within our Medicare Part D PDP product offerings.
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
We support health plans serving Medicaid populations by offering a pharmacy drug benefit. This business is driven by both federal and state requirements and we earn revenues based on claims-related activity. Common services include transitioning members’ access to drugs as plan offerings change, generating data to states through encounter files and coordinating benefits between states and other payors. Medicaid populations have grown in states that chose to expand Medicaid eligibility. States choosing to use managed health care plans for Medicaid create additional opportunities for us to provide claims-related services.
We also support health plans serving insured Public Exchange members. This business is driven by both federal and state requirements and we earn revenues based on claims-related activity. We offer pharmacy benefit solutions that can be leveraged in plan design to align with any exchange strategy to achieve desired cost and clinical objectives.
Administration of a Group Purchasing Organization. We operate a group purchasing organization (“GPO”) that negotiates pricing for the purchase of pharmaceuticals from pharmaceutical manufacturers and suppliers. We also provide various administrative services to GPO participants including negotiation and management of the GPO purchasing contracts. In 2017, Express Scripts’ GPO became a member of the GPO of Walgreens Boots Alliance Development GmbH (“WBAD”). Certain administrative services will transition to the WBAD GPO. There was no change to the legal structure of Express Scripts’ GPO.
Inside RxSM. The Inside Rx program provides affordable access to medication, especially for the uninsured and those navigating the changing healthcare landscape, by delivering broad access to more affordable medications for uninsured and underinsured individuals. Inside Rx partners with participating retail pharmacies and major pharmaceutical companies to provide discounts to patients who would otherwise pay full list price for prescription medications through the use of a discount card. This program works collaboratively across the pharmacy supply chain, with all parties sharing a singular focus: to ensure patients have affordable access to medication they need.
Digital Consumer Health and Drug Information. We empower member decision-making through online and mobile tools that help guide members in making informed drug, pharmacy and health choices. Information included on our website and mobile app are not part of this annual report.
Other Business Operations Services
Overview. Through our Other Business Operations segment, two of our businesses service patients through multiple paths: CuraScript Specialty Distribution and CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”). We acquired eviCore during the fourth quarter of 2017 for approximately $3.6 billion. Prior to December 27, 2017, Other Business Operations also included United BioSource Holdings, Inc. (“UBC”). See “Acquisitions, Divestiture and Related Transactions” below for further description of the acquisition of eviCore and the sale of UBC. During 2017, 4.8% of our revenues were derived from Other Business Operations services, compared to 3.8% and 2.7% during 2016 and 2015, respectively.
Provider Services. CuraScript Specialty Distribution (“CSD”) is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare/orphan diseases) directly to healthcare providers, clinics and hospitals in the United States for office or clinic administration. CSD also operates Matrix GPO, a GPO focused on the purchase of products and services, including specialty pharmaceuticals, for practitioners, which is uniquely positioned to support the needs of its membership. Through our CSD business, we provide distribution services primarily to office and clinic-based physicians who treat patients with chronic diseases and regularly order costly specialty pharmaceuticals. CSD provides competitive pricing on pharmaceuticals and medical supplies, and operates three distribution centers and ships most products overnight within the United States, as well as providing distribution capabilities to Puerto Rico and Guam. CSD is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
Medical Benefit Management Services. eviCore is a leading provider of integrated medical benefit management solutions that focus on driving adherence to evidence-based guidelines and improve quality of patient outcomes and cost of care reductions for our clients. eviCore manages medical benefits in categories including radiology, cardiology, musculoskeletal disorders, sleep disorders, post-acute care, genetic lab, specialty pharmacy and medical oncology. eviCore contracts with health plans and other commercial and governmental payors to promote the appropriate use of healthcare services and contracts with health plan clients through, in certain instances, capitated risk arrangements where we assume the financial obligation for the cost of healthcare services provided to eligible members covered by its healthcare management programs.
Pharmaceutical Services. In December 2017, we sold our UBC business. UBC offered consulting services, including design, implementation and project management, for pharmaceutical and biotechnology manufacturers to collect evidence to guide the safe, effective and affordable use of medicines. See “Acquisitions, Divestiture and Related Transactions” below for further description of the sale of UBC.
Suppliers
We maintain inventory of brand name and generic pharmaceuticals in our home delivery and specialty pharmacies. Our specialty pharmacies also carry biopharmaceutical products, including pharmaceuticals for the treatment of rare or chronic diseases, to meet the needs of our patients. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. For the year ended December 31, 2017, approximately 54% of the total dollar value of our pharmaceutical purchases were through one wholesaler, but we believe alternative sources are readily available. Generic pharmaceuticals are generally purchased directly from manufacturers.

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
In December 2009, ESI completed the purchase of 100% of the shares and equity interests of certain subsidiaries of Anthem that provide pharmacy benefit management services (“NextRx”). Simultaneous with the purchase, ESI entered into a 10-year contract under which we provide pharmacy benefits management services to members of the affiliated health plans of Anthem. Subsequent to this acquisition, we integrated NextRx’s PBM clients into our existing systems and operations. Our contract with Anthem expires at the end of 2019, with a one year transition period extending through 2020. Based on an announcement by Anthem on October 18, 2017, Anthem will not renew its contract with us. We continue to focus on providing exceptional service to Anthem and its clients in accordance with the terms of our contract. For further discussion of our Anthem relationship, see “Part II — Item 7 — Executive Summary and Trend Factors Affecting the Business.”
Refer to Note 13 - Segment information to our consolidated financial statements included in “Part II — Item 8” of this Annual Report on Form 10-K for a description of client concentration, including clients that represent more than 10% of consolidated revenues, which note is incorporated by reference herein.
Medicare Prescription Drug Coverage
We support clients by providing several program options for retirees: the RDS program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; a commercial “wrap” EGWP offering, the “PBM inside” service that offers claims adjudication and related services supporting Medicare Part D drug benefits to a number of Medicare Part D sponsors; and our own risk-based Medicare Part D PDP product offerings.
Acquisitions, Divestiture and Related Transactions
In May 2017, we completed the acquisition of myMatrixx Holdings, Inc. (“myMatrixx”) for approximately $250.0 million, which included both cash and the issuance of common stock. The acquisition is not material to our consolidated financial statements.
In December 2017, we completed the acquisition of eviCore for approximately $3.6 billion. Operations are included in our reported results beginning as of the date of acquisition and are not material to our consolidated financial results.
In December 2017, we sold UBC for approximately $150.0 million, the proceeds of which included both cash and a note receivable. We recorded a $17.7 million loss on disposal which is reported within “Interest expense and other” on our Consolidated Statement of Operations for the year ended December 31, 2017.
For further description of the acquisitions and divestiture noted above, see “Part II — Item 8 — Note 3 - Acquisitions and divestiture.”
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in 2018 or thereafter.
Company Operations
General. As of December 31, 2017, our United States PBM segment operated four high-volume automated dispensing home delivery pharmacies, one non-automated dispensing home delivery pharmacy, seven non-dispensing order processing centers, five patient contact centers, nine specialty home delivery pharmacies and 34 specialty branch pharmacies.
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
Supply Chain. Our supply chain contracting and strategy teams negotiate and manage pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts and manufacturer rebate contracts. As our clients continue to experience increased cost trends, our supply chain teams are working to combat these price increases by developing new innovative solutions such as Express Scripts SafeGuardRx and narrow networks to deliver savings to our clients. In addition, our Formulary Consulting team, which consists of pharmacists and financial analysts, provides services to our clients in support of formulary decisions, benefit design consultation and utilization management programs.
Clinical Support. Our staff of highly trained healthcare professionals provides clinical support for our PBM and medical benefit management services including more specialized care for patients with select chronic and complex conditions. We operate condition-specific Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians who provide personal and specialized patient care.
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
Our research & analytics team conducts timely, rigorous and objective research that supports evidence-based pharmacy benefit management and evaluates the clinical, economic and member impact of pharmacy benefits. They also use predictive modeling, machine learning and other analytical tools in the development and improvement of our products and services. The team also produces the Express Scripts Drug Trend Report which examines trends in pharmaceutical utilization and cost, the factors triggering those trends and new solutions our clients can implement to control their pharmacy spend while improving the health of their members.
Technology. Our technology team supports our pharmacy and medical benefit claims processing systems, specialty pharmacy systems and other management information systems essential to our operations. We continually seek opportunities to optimize our technology solutions by consolidating and upgrading our technology platforms.
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
Competition
There are a number of other PBMs in the United States with which we compete. Some of these are independent PBMs, such as MedImpact and Navitus Health Solutions. Others are owned by managed care organizations such as Aetna Inc., Humana, OptumRx (owned by UnitedHealth Group) and Prime Therapeutics (owned by a collection of Blue Cross Blue Shield Plans). Some are owned by retail pharmacies, such as CVS Caremark (owned by CVS Health) and Envision Rx (owned by Rite Aid). Wal-Mart Stores, Inc. engages in certain activities competitive with PBMs. We also compete against adjudicators, such as Argus. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may have greater financial, marketing and technological resources than we do and new market entrants, including strategic alliances aimed at modifying the current healthcare delivery models or entering the prescription drug sector from another sector of the healthcare industry, may increase competitiveness as barriers to entry are relatively low. In addition, the health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. We believe the primary competitive factors in the industry include the ability to:

negotiate with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members; negotiate discounts and rebates on prescription drugs with drug manufacturers; navigate the complexities of governmental reimbursed business, including Medicare, Medicaid and the Public Exchanges; manage cost and quality of specialty drugs; utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members; and the level of service we provide.
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
Federal Healthcare Reform. The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”), targets many aspects of the United States healthcare system, including, but not limited to, enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, rules and obligations for health insurance providers, certain PBM transparency requirements related to the healthcare insurance exchanges and healthcare coverage for Americans in general. The Health Reform Laws impact our business in a variety of ways and long-term impacts remain unclear with respect to the implementation or revision of certain components of the Health Reform Laws and related regulatory guidance. Known impacts include an increase in utilization of the pharmacy and medical benefit by a newly enrolled population with an unknown risk profile, compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, shifting claims liability from plan sponsors to third-party administrators for certain women’s preventive benefits, data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges and general market reforms prohibiting the use of many factors traditionally used to establish premiums and adjustments implemented by health plan sponsors and health insurance providers. The ultimate impact of the Health Reform Laws remains unclear as a result of repeal efforts since the 2016 elections, including the repeal of the individual mandate adopted in 2017.
Medicare Part D. We participate in various ways in Medicare Part D created under the Medicare Modernization Act (“MMA”), and its related regulations and sub-regulatory program guidance (the “Medicare Part D Rules”) issued by CMS. Through our licensed insurance subsidiaries we sponsor Medicare Part D product offerings, Medicare prescription drug coverage and services to Medicare Part D beneficiaries. Through our PBM business, we also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and other employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries. On November 28, 2017, CMS released a proposed rule that would revise regulations with respect to Medicare Part C and Part D (the “Proposed Rule”). Among changes to the Medicare Part D program, in particular, the Proposed Rule sought information through a request for information about applying manufacturer rebates at the point of sale and calculating pharmacy price concessions at the point of sale. The ultimate impact of the Proposed Rule on our business may change as the suggested regulations undergo further revision through the comment process.
Medicare Part B and Medicaid. We participate in the Medicare Part B program, which covers certain costs for services provided by Medicare participating physicians and suppliers and for durable medical equipment. We also participate in many state Medicaid programs directly or indirectly through our clients who are Medicaid managed care contractors. We also perform certain Medicaid subrogation services and certain delegated services, including utilization management, for clients, which are regulated by federal and state laws.
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
Prompt Pay Laws. Under Medicare Part D and certain state laws, some of which also govern the Public Exchanges, PBMs and many of our health plan clients, we may be obligated to pay retail pharmacy and medical benefit providers within established time periods that may be shorter than existing contracted terms and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations.
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
In addition to its fiduciary provisions, ERISA has also been held to preempt state laws imposing transparency requirements on PBMs.
Federal law related to ERISA health plans also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare statutes. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain.
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
Network Access Legislation. A majority of states now have some form of legislation affecting our ability, or our clients’ ability, to limit access to a pharmacy provider network or remove a provider from the network. Such legislation may require us or our clients to admit any retail pharmacy or provider willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). We have not been materially affected by these statutes.
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
Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Some states have also enacted legislation, which, as described above, can negatively impact the use of cost-saving network configurations for plan sponsors. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations which limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all Food and Drug Administration (“FDA”) approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Even where states do not regulate PBMs or utilization management companies directly, these laws will apply to many of our clients, including managed care organizations and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.
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
The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 23.1% of the average manufacturer price (“AMP”) paid by retail community pharmacies or by wholesalers for certain drugs distributed to retail community pharmacies, or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations are being and have been conducted by certain governmental entities which call into question whether a drug’s “best price” was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations or regulations in the future.
Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if we offer to provide prescription drug or medical benefit coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, various state and federal laws may regulate the Company or its subsidiaries. Such laws may require, among other things, the party at risk establish minimum capital adequacy reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, managed care organization laws and limited prepaid health service plan laws. These may apply, for example, to our subsidiary insurance businesses which sponsor risk-based medical benefit management product offerings and Medicare Part D PDP product offerings or EGWP products pursuant to contracts with CMS. Our insurance subsidiaries are required to be licensed insurance companies, and are, therefore, regulated by various state departments of insurance. As such, to maintain licensure as an insurance company, these licensed subsidiaries are required to adhere to state insurance requirements related to, for example, enterprise risk management, beneficiary protections, asset management and financial reserves.
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
Other Licensure Laws. Many states have licensure or registration laws governing PBMs, medical benefit management companies, certain types of managed care organizations and insurance companies, including, but not limited to, preferred provider organizations, third-party administrators and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs, medical benefit management companies and insurance companies is often unclear. We have registered under such laws in those states in which we have concluded such registration is required either due to our various PBM or medical benefit management services or the activities of our licensed insurance subsidiaries. Moreover, we have received full accreditation for Utilization Review Accreditation Commission Pharmacy Benefit Management version 2.2 Standards, which includes quality standards for drug utilization management, and select subsidiaries have received full accreditation for Utilization Review Accreditation Commission for Health Utilization Management version 7.2, which includes quality standards for medical utilization management. In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance and Medicare Part D regulations for Medicare Part D and Medicare Advantage Prescription Drug Plans may affect the services we provide to such organizations.
Legislation regulating PBM and medical benefit management activities in a comprehensive manner has been and continues to be considered in a number of states. In November 2017, the National Association of Insurance Commissioners

(“NAIC”), an organization of state insurance regulators, published a preliminary draft of proposed changes to the Health Carrier Prescription Drug Benefit Management Model Act. The proposed changes would address issues relating to (i) transparency, accuracy and disclosure regarding prescription drug formularies and formulary changes during a policy year; (ii) accessibility of prescription drug benefits using a variety of pharmacy options; and (iii) tiered prescription drug formularies and discriminatory benefit design. It is anticipated the relevant NAIC committees will determine whether to adopt the revisions during the 2018 calendar year. While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation such organizations support. Certain states have adopted PBM registration and/or disclosure laws and we have registered under such laws and are complying with applicable disclosure requirements. In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs and client and provider audit terms. Other states are considering similar legislation, and as more states consider these bills, it will be difficult to manage the distinct requirements of each.
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
Other Business Operations Services. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various Other Business Operations services, including, without limitation, the federal and state anti-kickback laws, licensure laws and HIPAA. In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances.
Intellectual Property Rights
We, and/or our subsidiaries, own and have registered certain trade and service marks with the United States Patent and Trademark Office. Examples of our marks include, but are not limited to, EXPRESS SCRIPTS®, MEDCO®, ACCREDO®, CURASCRIPTSD®, MYMATRIXX®, EVICORE HEALTHCARE®, CONSUMEROLOGY®, MY RX CHOICES®,

RATIONALMED®, SCREENRX®, EXPRESSALLIANCE®, EXPRESS SCRIPTS MEDICARE®, EXPRESS ADVANTAGE NETWORK®, HEALTH DECISION SCIENCE®, THERAPEUTIC RESOURCE CENTER®, CONSTELLATION®, EXPRESSPATH®, MEDICUBE®, CHOLESTEROL CARE VALUE PROGRAM®, HEPATITIS CURE VALUE PROGRAM®, EXPRESS SCRIPTS SAFEGUARDRX®, MARKET EVENTS PROTECTION PROGRAM®, ONCOLOGY CARE VALUE PROGRAM®, DIABETES CARE VALUE PROGRAMSM, INFLAMMATORY CONDITIONS CARE VALUE PROGRAMSM, INFLATION PROTECTION PROGRAMSM, PULMONARY CARE VALUE PROGRAMSM, MULTIPLE SCLEROSIS CARE VALUE PROGRAMSM and INSIDE RXSM.
We also hold a portfolio of patents and pending patent applications. We are not substantially dependent on any single patent or group of related patents.
We rely on our agreements with employees, clients, vendors, and other third parties to protect and maintain our confidential information and proprietary rights.
Insurance
We generally maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements and judgments, once such costs become both probable and estimable. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred.
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
Employees
As of December 31, 2017 and 2016, we employed approximately 26,600 and 25,600 employees, respectively, worldwide. Approximately 7% of the employees are members of collective bargaining agreements at December 31, 2017. Specifically, we employ members of the following unions:

•	United Food and Commercial Workers Union;

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, American Federation of Labor – Congress of Industrial Organizations;

•	Association of Managed Care Pharmacists;

•	International Union of Operating Engineers; and

•	Retail, Wholesale and Department Store Union, United Food and Commercial Workers.
Four collective bargaining agreements covering certain of these employees will expire at various dates through December 2018.

Executive Officers of the Registrant
Our executive officers and their ages as of February 27, 2018 are as follows:

Name	Age	Position
Timothy Wentworth	57	Chief Executive Officer and President
James Havel	63	Executive Vice President and Chief Financial Officer
Neal Sample	43	Executive Vice President and Chief Operations Officer
Christine Houston	55	Executive Vice President
Everett Neville	53	Executive Vice President, Strategy, Supply Chain & Specialty
Martin Akins	51	Senior Vice President, General Counsel and Corporate Secretary
Phyllis Anderson	58	Senior Vice President and Chief Marketing Officer
John Arlotta	57	Chief Executive Officer, eviCore healthcare
Steven Miller	60	Senior Vice President and Chief Medical Officer
David Queller	49	Senior Vice President, Sales and Account Management
Brian Seiz	43	Senior Vice President, Specialty
Glen Stettin	54	Senior Vice President, Clinical Research and New Solutions and Chief Innovation Officer
Sara Wade	48	Senior Vice President and Chief Human Resources Officer
Bradley Phillips	47	Vice President, Chief Accounting Officer and Corporate Controller
Mr. Wentworth assumed the role of Chief Executive Officer in May 2016 and has served as President of the Company since February 2014. Mr. Wentworth was elected a director of the Company in June 2015. From April 2012 to February 2014 he served as Senior Vice President and President, Sales and Account Management. Mr. Wentworth joined Express Scripts when the Company merged with Medco in April 2012. At Medco, he served as Group President, National and Key Accounts from October 2008 to April 2012, as Chief Executive Officer of Medco’s Accredo Health Group subsidiary from March 2006 to October 2008 and as Group President - National Accounts from August 2003 to March 2006.
Mr. Havel was named Executive Vice President and Chief Financial Officer in October 2017 and previously served as the Company’s Executive Vice President and interim Chief Financial Officer from January 2015 to September 2015, and then as Senior Vice President, Finance, through March 2016. Prior to re-joining Express Scripts, Mr. Havel served as Chief Operating Officer of Vatterott Education Centers, a privately held, post-secondary trade school from April 2016 through November 2016. From April 2012 to December 2014, he served as Chief Financial Officer of Major Brands Holdings, a privately held beverage distribution company. Mr. Havel owned and operated Havel Associates, LLC an independent financial consulting firm serving both private and public companies from July 2010 to April 2012, and again from December 2016 to September 2017. Mr. Havel also spent approximately 34 years with Ernst & Young LLP, beginning his career in 1976.

Dr. Sample was named Executive Vice President and Chief Operations Officer in January 2018 and previously served as Senior Vice President and Chief Information Officer from February 2016 to January 2018. Prior to joining Express Scripts, Dr. Sample served as President, Enterprise Growth at American Express, a global services, payments and travel company, from August 2014 to February 2016, and as Chief Information Officer, Enterprise Growth at American Express, from April 2012 to August 2014. He served in various roles of increasing responsibility at eBay Inc. from 2010 to 2012, and Yahoo! from 2004 to 2010.
Ms. Houston was named Executive Vice President and Chief Operations Officer in December 2016 and served as our Chief Operations Officer until January 2018, when the Company announced her retirement and plan to continue in her capacity as Executive Vice President for a period to be determined to conclude several key initiatives. Ms. Houston previously served as Senior Vice President, Operations from February 2014 to December 2016. From February 2012 to February 2014, she served as Senior Vice President, Pharma and Retail Relations, and from January 2009 to February 2012, she served as Vice President/General Manager, Operations. Ms. Houston joined Express Scripts in September 1997 and has served in various leadership positions in Information Technology and Operations.

Mr. Neville was named Executive Vice President, Strategy, Supply Chain & Specialty in January 2018 and previously served as Senior Vice President, Strategy, Supply Chain & Specialty from November 2016 to January 2018. From March 2015 to November 2016, he served as Senior Vice President, Supply Chain, and from March 2009 to March 2015 he served as Vice President, Pharma Strategy and Contracting. Mr. Neville has been with the Company for over 19 years. Prior to joining Express

Scripts, Mr. Neville served in multiple clinical settings, including hospital and managed care, as a benefit consultant, pharmacist and pharmacy director.
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
Mr. Arlotta joined the Company in December 2017, when the Company completed its acquisition of eviCore healthcare. Since July 2012, Mr. Arlotta has served as the Chief Executive Officer of eviCore, and has served as Chairman of eviCore since January 2014, when its predecessor was acquired by General Atlantic, LLC, a leading global growth equity firm. Prior to joining eviCore, he was a Special Healthcare Advisor to General Atlantic, LLC. Mr. Arlotta has more than 40 years of senior corporate leadership and board experience in the healthcare industry, including prior roles as Chairman and Chief Executive Officer of Coram Inc., a then privately held provider of home infusion and specialty pharmacy services, and NeighborCare Inc., a then publicly traded provider of pharmaceutical products and services to nursing homes. He also served as chairman of Novis Pharmaceuticals, and as a director of each of Apria Healthcare, MedExpress, and Baxa Corporation. He currently serves as a director of Option Care Enterprises, Inc., a privately held provider of home and alternate treatment site infusion services. Mr. Arlotta is a retired Captain in the U.S. Army Reserves.
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
Mr. Seiz was named Senior Vice President, Specialty, in January 2018, and has served as President of our Accredo specialty pharmacy since November 2016. From March 2015 to November 2016, he served as Vice President and General Manager of Accredo. From April 2012 to March 2015, he served as Vice President of Clinical and Trend Programs for Express Scripts.  Mr. Seiz has been with the Company for 13 years in diverse leadership positions in the areas of clinical product development, formulary and utilization management, specialty and Medicare. Prior to joining the Company, Mr. Seiz was Assistant Professor of Pharmacy Practice at St. Louis College of Pharmacy.
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

Mr. Phillips was named Vice President, Controller and Chief Accounting Officer in July 2017. Prior to joining Express Scripts, Mr. Phillips served as Senior Vice President and Chief Accounting Officer at Peabody Energy, a private-sector coal company, from September 2015 to June 2017, as Senior Vice President of Finance - Americas from July 2013 to August 2015 and Senior Vice President Finance and Administration - Australia from January 2010 to June 2013. Prior to joining Peabody Energy, Mr. Phillips served as a Senior Accountant with KPMG.

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
Our forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause our actual results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the risks associated with the following:

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

•	our failure to effectively execute on strategic transactions or successfully integrate the business operations or achieve the anticipated benefits from any acquired businesses

•	a failure to adequately protect confidential personal information, health information or other proprietary information received and used in our business operations

•
the termination, loss, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•
results in pending and future litigation, government investigations, audits or other proceedings which could subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

•
failure to appropriately estimate and manage costs related to our risk-based medical benefit offerings in our medical benefits management business could have a material adverse effect on our Other Business Operations segment results of operations

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

•	delays, reductions, suspensions or cancellations of government spending or appropriations relating to our business

•	general economic conditions

•	other risks described from time to time in our filings with the SEC
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
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer demands, legislative and regulatory developments and other market factors. We must remain competitive to attract new clients and retain and cross-sell additional products and services to our existing clients. Strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many PBMs, including us, to reduce the prices charged for products and services while sharing with clients a greater portion of the formulary fees and related rebates received from pharmaceutical manufacturers. We cannot assume positive trends will offset these pressures in the future. Our inability to maintain positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations.
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
To succeed in the highly competitive PBM marketplace, it is imperative we maintain a strong reputation as well as differentiate our business offerings by innovating and delivering products and services that demonstrate enhanced value to our clients, particularly in response to market changes from public policy. The negative reputational impact of a significant event, including a failure to execute on client contracts or to successfully operate the complex structure of our business or otherwise innovate and deliver products and services that demonstrate greater value to our clients could, therefore, affect our ability to grow and retain profitable clients, which could have a material adverse effect on our business and results of operations.
The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes or trends within the industry could have a negative impact on our ability to compete and adversely affect our business and results of operations.
We have designed our business model to compete within the current industry structure. Our client contracts generally have terms of three years and our pharmaceutical manufacturers, retail contracts and medical benefit provider contracts are typically non-exclusive and terminable on relatively short notice by either party. Any significant shifts in the structure of the PBM industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Such industry shifts could result from, among other things:

•	a large intra- or inter-industry merger or industry consolidation;

•	strategic alliances;

•	a new entrant (including foreign entities or governments);

•	a new or alternative business model;

•	changes in the United States Postal Service or the consolidation of shipping carriers;

•	an increased ability of consultants to influence the market;

•	increased drug acquisition cost or unexpected changes to drug pricing trend;

•	changes in the generic drug market or the failure of new generic drugs to come to market;

•	rapid technological shifts;

•	the impact or unintended consequences of the Health Reform Laws, or significant changes or material amendment thereof;

•	a general decrease in drug utilization; or

•	a general increase in utilization under risk-based contracts in the medical benefit management market.
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
Numerous state and federal laws, rules and regulations affect our business and operations and include, among other things, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements;

•	state legislation regulating PBMs or imposing fiduciary status on PBMs or medical benefit managers;

•	consumer protection and unfair trade practice laws and regulations;

•	network pharmacy access laws, including “any willing provider” legislation, which affect aspects of our pharmacy network contracts;

•	wholesale distributor laws;

•	legislation imposing benefit plan design restrictions and requirements, which limit how our clients can design their drug benefit plans;

•	various licensure laws, such as managed care, utilization review and third-party administrator licensure laws;

•	drug pricing legislation, including “most favored nation” pricing;

•	pharmacy laws and regulations, including laws and regulations regarding delivery channels;

•	FDA laws and regulations, including laws and regulations regarding biosimilars;

•	laws and regulations regarding formularies and drug lists, including without limitation laws and regulations regarding the development, administration and review of formularies;

•	state insurance regulations applicable to our insurance subsidiaries;

•	information privacy and security laws and regulations, including those under the HIPAA omnibus rule;

•	Medicare prescription drug program participation requirements including coverage standards and beneficiary protections;

•	other Medicare and Medicaid reimbursement regulations, including subrogation;

•	the Health Reform Laws, including regulations applicable to clients operating qualified health plans through the state and federal marketplace;

•	federal laws related to our Department of Defense contract;

•	federal antitrust laws;

•	the Foreign Corrupt Practices Act;

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
See “Part I — Item 1 — Business — Government Regulation and Compliance” for more detailed description of certain items listed above.
We believe we operate our business in substantial compliance with all existing material legal requirements. However, significant uncertainties exist regarding the application of many of these laws, rules and regulations to our business. From time to time, state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses and, consequently, we cannot provide any assurance one or more of these agencies will not interpret or apply these legal requirements in a manner adverse to our business, or, if there is an enforcement action brought against us, our interpretation would prevail. In addition, there are numerous proposed new laws, rules and regulations as well as proposed revisions to existing laws, rules and regulations at the federal and state levels, including significant changes to the Health Reform Laws, many of which could materially affect aspects of our business or adversely affect our results of operations. We are unable to predict whether additional federal or state legislation or regulatory initiatives relating to the matters described above or to our business or the healthcare industry in general will be enacted in the future or what effect, if any, such legislation or regulations may have on us. Due to these uncertainties, we may be required to spend significant resources in connection with any such investigation or litigation or to comply with new or existing laws and regulations.
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
Various governmental agencies have conducted investigations and audits into certain PBM business practices. Many of these investigations and audits have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, such governmental investigations and audits may ultimately have on us or on the PBM industry in general (see “Part I — Item 3 — Legal Proceedings”). However, we may experience government scrutiny and audit activity which may result in the payment or offset of prior reimbursement from the government.
From time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.
From time to time, certain legislative and/or regulatory proposals are made which seek to manage the healthcare industry, including managing prescription drug cost, regulating drug distribution and managing health records. Such proposals include, but are not limited to, “single-payer” government funded healthcare, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, incentivizing the use of electronic health records, regulating the use of maximum allowable cost pricing and other significant healthcare reform proposals. In addition, changes to government policies not specifically targeted to the healthcare industry, such as a change in tax laws and the corporate tax rate or government spending cuts, could have significant impacts on the PBM or medical benefit management marketplace. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals could, if enacted, adversely impact our business and results of operations.

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
As described in greater detail in the description of our business in Item 1 above (see “Part I — Item 1 — Business — Clients”), we have contracts with Anthem, Inc. (“Anthem”) and the United States Department of Defense (“DoD”) which represented 19% and 12%, respectively, of consolidated revenues for the year ended December 31, 2017 and 17% and 12%, respectively, of consolidated revenues for the year ended December 31, 2016.
Our contract with Anthem expires at the end of 2019 with a one year transition period through 2020. Based on an announcement by Anthem on October 18, 2017, Anthem will not renew its contract with us. The timing and extent of our elimination of the direct and indirect costs of servicing Anthem will depend on a number of factors, including the extent to which we provide transition services after the current contract expires. We have launched a multi-year, enterprise-wide initiative intended, in part, to mitigate the impact of the expiration of the Anthem contract and to transform our organization by the end of 2021. Our inability to reduce our costs and otherwise mitigate the impact of the expiration of the Anthem contract could have a material adverse effect on our business, cash flows and results of operations. A failure or significant delay in the transformation process could have a material adverse effect on our client service or our business and results of operations. Further, there can be no assurance the transformation will result in the realization of the expected benefits of cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within the anticipated time frame. For a further description of our enterprise-wide value initiative, see “Part II — Item 7 — Executive Summary and Trend Factors Affecting the Business” and “Part II — Item 8 — Note 12 - Enterprise value initiative.”
If one or more of our large clients, including clients of our newly acquired eviCore business, either terminates or does not renew a contract for any reason or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us and if we are not able to replace lost business or revenue by generating new business that is comparably profitable to us or by executing other corporate strategies, our results of operations could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.

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
More than 68,000 retail pharmacies, which represent over 98% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2017. The ten largest retail pharmacy chains represent approximately 67% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
A significant disruption in service within our operations or among our key suppliers or other third parties could materially adversely affect our business and results of operations.
Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things: contamination of drugs or a failure to maintain appropriate shipment and storage conditions (such as temperature); an error in mail order processing; the unavailability of services or products (including drugs) provided by suppliers, pharmaceutical manufacturers, vendors or shipping carriers; labor disruptions; or unanticipated disruptions at our mail order facilities, call centers, data centers or corporate facilities. Such disruptions or our failure to implement adequate business continuity and disaster recovery strategies could, temporarily or indefinitely, significantly reduce or, partially or totally, eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members, which could have a material adverse effect on our business and results of operations.
Regulatory changes relating to Medicare Part D, our failure to comply with CMS regulatory requirements, our failure to comply with CMS contractual requirements applicable to us as a Medicare Part D sponsor or our failure to otherwise execute on our strategies related to Medicare Part D, could adversely impact our business and our results of operations.
Certain of our subsidiaries have been approved to function as a Medicare Part D sponsor for the purpose of making Medicare Part D EGWPs available for eligible clients, and certain of our subsidiaries have been approved by CMS to participate in Medicare Part D as national Medicare Part D sponsors that provide direct services to Medicare Part D eligible members. Accordingly, certain subsidiaries are required to comply with federal Medicare Part D laws and regulations and are also required to be licensed as insurers or may otherwise be subject to aspects of state laws regulating the business of insurance. The administration of Medicare Part D is complex and any failure to effectively execute the provisions of Medicare Part D may have an adverse effect on our business and our results of operations.
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

In addition, due to the availability of Medicare Part D, some of our employer clients may stop providing pharmacy benefit coverage to retirees, instead allowing retirees to choose their own Medicare Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would cause a decline in our membership base. Further, certain of our Medicare Part D product offerings require premium payment from members for the ongoing benefit, as well as amounts due from CMS, and as a result of demographics and the potential magnitude and timing of settlement for amounts due from CMS, these receivables are subject to billing and realization risk in excess of what is experienced in the core PBM business.
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
We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. In 2017, we engaged in various strategic transactions, including the acquisitions of myMatrixx and eviCore. Acquisitions such as eviCore typically involve the integration of core business operations and technology infrastructure platforms that require significant resources and management attention and, among other things, risk client service disruption. Strategic transactions, including the pursuit of such transactions, often require us to incur significant up-front costs. These costs are typically non-recurring expenses related to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans. A failure or significant delay in the integration process could have a material adverse effect on our client service or our business and results of operations. In addition, such transactions may yield higher operating costs, greater customer attrition or more significant business disruption than anticipated. Further, even if the integration is successful, there can be no assurance a transaction will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within the anticipated time frame or an otherwise reasonable period of time. For a further description of our current year strategic transactions, see “Part II — Item 8 — Note 3 - Acquisitions and divestiture.”
Our business operations involve the receipt, use, storage and transmission of a substantial amount of confidential personal health and other personally identifiable information; as well as proprietary information relating to our business, employees, clients, vendors, and other third parties, which subjects us to substantial regulation and the risk of cyber-attacks or other privacy or data security incidents that could result in data security breaches. Any failure to maintain the security of the information relating to our business or to individuals or other third parties, whether as a result of cybersecurity attacks on our information systems or otherwise, could: (i) disrupt our operations, (ii) result in our violation of our client contracts, litigation, criminal penalties, civil sanctions, or other legal actions against us, and (iii) cause us to incur substantial additional costs, damage our reputation, and materially adversely affect our business and operating results.
Most of our activities involve the receipt, use, storage or transmission of a substantial amount of individuals’ protected health information and personally identifiable information. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators and analysts. There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. HIPAA, federal and state data privacy statutes impose extensive requirements governing the transmission, use and disclosure of health information by all participants in the health care industry, including physicians, hospitals, insurers and other payors. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to these statutes and regulations, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. Furthermore, if we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of protected health information, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.
Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our proprietary information systems are becoming increasingly sophisticated. Like most companies of our size, we regularly experience attempts by cyber-attackers to access the information stored in our information systems. We could experience a data security breach if we fail to maintain effective information security measures or anticipate, prevent or timely detect a cybersecurity attack, or if any of our third-party service providers fails to maintain such measures to protect information from our systems to which they have access. In the event that a cybersecurity incident results in a data breach, it could disrupt our operations and cause us to breach our contractual confidentiality obligations, violate applicable laws, incur significant litigation, regulatory investigation and remediation costs, and sustain significant harm to our reputation and our competitive position, any or all of which could materially adversely affect our business and operating results.
If we lose our relationship with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and results of operations could be adversely affected.
We maintain contractual relationships with numerous pharmaceutical manufacturers, which provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery and specialty pharmacies;

•	rebates based on distributions of drugs from our home delivery and specialty pharmacies and through pharmacies in our retail networks;

•	administrative fees for managing rebate programs, including the development and maintenance of formularies that include the particular manufacturer’s products; and

•	access to limited distribution specialty pharmaceuticals.
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
Pending and future litigation, government investigations, audits or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, which could have a material adverse effect on our business and results of operations.
We are subject to risks relating to pending and future litigation, enforcement actions, regulatory proceedings, government inquiries and investigations, audits and other similar actions in connection with our business operations, including without limitation the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, services rendered in connection with our disease management offerings, our pharmaceutical services operations, pharmacy benefit management services and mergers and acquisitions and other strategic activity. These proceedings often seek unspecified monetary damages and/or equitable relief. While we believe pending proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceedings. If one or more of these proceedings or any future proceeding has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings. See “Part I — Item 3 — Legal Proceedings” for a description of pending proceedings.
Commercial liability insurance coverage could be difficult to obtain for companies in our business sector, due to the volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance accruals to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. However, there can be no assurance such accruals will cover actual losses or that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance accruals, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and results of operations.
Failure to appropriately estimate, price for and manage costs related to our risk-based medical benefit offerings in our medical benefit management business could have a material adverse effect on our Other Business Operations segment results of operations.
Our eviCore business contracts with health plan clients to promote appropriate use of healthcare services, in certain instances, through capitated risk arrangements where we assume the financial obligation for the cost of healthcare services provided to eligible members covered by our medical benefit management programs. Our inability to appropriately estimate the costs of services or utilization rates for these risk-based offerings in the negotiation of our capitated risk arrangements or to appropriately estimate the medical claims reserve for these risk-based offerings could have a material adverse effect on our Other Business Operations segment results of operations.
In capitated risk contracts, our cost of revenues related to our eviCore business includes the cost of medical claims incurred and paid, and an estimate of medical claims payable related to healthcare services provided to eligible members of the health plans. Medical claims payable includes the ultimate net cost for medical claims reported but not yet paid, as well as a reserve for estimated incurred but not reported medical claims and related loss adjustment expenses. Because establishment of these reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing medical claims reserves. Our inability to appropriately estimate the medical claims reserve for these risk-based offerings could have a material adverse effect on our business and Other Business Operations segment results of operations.
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
Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP,” which is published by a third party, as a benchmark to establish pricing for prescription drugs. In the event AWP is no longer published by third parties, we adopt other pricing benchmarks for establishing prices within the industry, or future changes in drug prices substantially deviate from our expectations, we can give no assurance the short- or long-term impact of such changes to industry pricing benchmarks or drug prices will not have a material adverse effect on our business and results of operations.
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
We currently have debt outstanding, including indebtedness of ESI and Medco guaranteed by us. Our debt service obligations reduce the funds available for other business purposes. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. At December 31, 2017, we had $2,550.0 million of gross obligations under our credit agreement and our floating rate senior note which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $25.5 million (pre-tax), assuming obligations subject to variable interest rates remained constant.
We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, certain of our debt instruments contain covenants which include limitations or qualifications on our ability to incur additional indebtedness, initiate or permit liens on assets, and engage in mergers, consolidations or disposals. The covenants under our credit agreement also include, among other things, a maximum leverage ratio. If we fail to satisfy one or more of these debt covenants, we would be in default and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Our inability to refinance existing indebtedness or otherwise access the credit markets for any reason, whether due to market conditions or otherwise, could have a material adverse effect on our business and results of operations. See “Part II — Item 8 — Note 7 - Financing” for further description.
Delays, reductions, suspensions or cancellations of government spending or appropriations could have a material adverse effect on our business and results of operations.
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

•
consumers may be less willing or able to incur healthcare related expenses; whether due to personal economic circumstances, reduction in the level of the healthcare benefit provided or otherwise, which would result in lower than anticipated utilization of our services;

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
Item 2 — Properties
We operate our PBM and Other Business Operations segments out of leased and owned facilities throughout the United States and Canada. As of December 31, 2017, we owned or leased the following facilities:

	PBM	Other Business Operations
Domestic	88	13
Foreign	7	—
Our existing facilities comprise approximately 5.8 million square feet of space in aggregate.
Our St. Louis, Missouri facility houses our corporate headquarters and accommodates our executive and corporate functions. Our PBM home delivery pharmacy operations consist of seven non-dispensing order processing pharmacies, five contact centers and five mail order dispensing pharmacies located throughout the United States. Our mail order dispensing pharmacies are located in Arizona, Indiana, Missouri, New Jersey and Ohio. We also have nine specialty home delivery pharmacies and 34 specialty branch pharmacies. We believe our facilities generally have been well maintained, are in good operating condition and have adequate capacity to meet our current business needs.
Item 3 – Legal Proceedings
We and/or our subsidiaries are defendants in a number of lawsuits. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. We also cannot provide any assurance the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material adverse effect on our financial results. See further description at “Part II — Item 8 — Note 11 - Commitments and contingencies.”
These matters are:

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts (for the purposes of this Item 3, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 3, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The defendants then filed a motion to dismiss on first amendment constitutionality grounds and following the district court’s denial of the motion, defendants appealed to the Ninth Circuit. In March 2014, following a determination by the California Supreme Court that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections, the Ninth Circuit remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights were rejected by the courts and appeals were exhausted. Plaintiffs also filed a motion for class certification in 2007 that was not fully briefed until August 2016. On August 26, 2016, defendants filed a motion to deny class certification. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence and requested the case be dismissed with prejudice. On January 4, 2018, the district court granted defendants’ motion for case terminating sanctions against plaintiffs for spoliation of evidence and the case was dismissed with prejudice. On February 9, 2018, plaintiffs filed a notice of appeal.

•
In re: PBM Antitrust Litigation (United States District Court for the Eastern District of Pennsylvania). The following two cases involving the Company were transferred to the United States District Court for the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation in August 2006: (i) Brady Enterprises, Inc., et al. v. Merck & Co., Inc. and Medco Health Solutions, Inc. (United States District Court for the Eastern District of Pennsylvania) (filed August 2013); and (ii) North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. (United States District Court for the Northern District of Alabama), consolidated with North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. (United States District Court for the Northern District of Alabama) (filed in October 2003). The Brady case, filed against Merck and Medco, was filed by plaintiffs seeking class certification of retail pharmacies and included allegations that defendants conspired with, acted as the common agents for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs by engaging in various forms of anticompetitive conduct including, among other things, setting artificially low pharmacy reimbursement rates. The North Jackson case alleges that certain of ESI’s and Medco’s business practices violate the Sherman Antitrust Act and plaintiffs seek unspecified monetary damages, including treble damages and injunctive relief, on behalf of independent pharmacies within the United States. The North Jackson plaintiffs’ motion for class certification against ESI and Medco was granted in March 2006. Following oral arguments on ESI’s motion to decertify the class in 2007, the case remained dormant until April 2011, when it was reassigned to a new judge who ordered supplemental briefing. Oral argument of all defendants’ class certification motions was heard in January 2012. On January 18, 2017, the court entered an order denying class certification in the Brady case and decertifying the class against ESI and Medco in the North Jackson case. On January 30, 2017, the Brady plaintiffs filed a motion requesting reconsideration of the court’s denial of class certification. The Company filed a memorandum of law in opposition to the Brady plaintiffs’ motion for reconsideration on February 13, 2017; the district court denied such motion on April 26, 2017. These cases have been administratively closed on the court’s docket.

Anthem Litigation

•
Anthem, Inc. v. Express Scripts, Inc. (United States District Court for the Southern District of New York) (filed March 21, 2016). Anthem, Inc. (for purposes of this Item 3, “Anthem”) filed this lawsuit alleging various breach of contract claims against ESI relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that ESI failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that ESI is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that ESI is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13.0 billion in additional pricing concessions over the remaining term of the agreement as well as $1.8 billion for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Item 3, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, ESI filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. Among other things, ESI counterclaims that: (1) Anthem breached the agreement by failing to negotiate in good faith with respect to its own proposed new pricing terms; (2) Anthem breached the implied covenant of good faith and fair dealing under the agreement by disregarding the terms of the transaction in which it negotiated and accepted a $4.675 billion cash payment in 2009; (3) ESI is entitled to a declaratory judgment that Anthem does not have a contractual right to any change in pricing under the agreement, that ESI has no contractual obligation to ensure that Anthem is receiving any specific level of pricing, and that ESI’s sole obligation is to negotiate in good faith over any pricing terms proposed by Anthem; (4) ESI is entitled to a declaratory judgment regarding the timing of when the periodic pricing review ripened under the agreement, such that the process begins on the dates provided in the agreement; (5) ESI is entitled to a declaratory judgment that Anthem does not have the right to terminate the agreement; and (6) in the alternative, Anthem has been unjustly enriched by the $4,675.0 million payment made by ESI in connection with the transaction in which ESI acquired Anthem in-house pharmacy benefits manager NextRx and entered into the contract at issue in this matter. On July 8, 2016, Anthem filed a motion to dismiss two counts of ESI’s counterclaims (items 2 and 6 as described above), which was granted on March 23, 2017.
Anthem-related Securities Putative Class Action

•
In re Express Scripts Holdings Company Securities Litigation (United States District Court for the Southern District of New York) (second amended complaint filed August 30, 2017). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, plaintiff filed an amended complaint alleging similar claims. On November 20, 2017, defendants filed a motion to dismiss the second amended complaint, which was fully briefed as of January 10, 2018, and is ripe for consideration by the court.

Anthem-related Shareholder Derivative Litigation

•
M. Scott Brewer, James E. Brown, Sr., Marcus Estlack, Keith McClanahan, Jeremy Jeffers, Glenn Jeffries, William Waterkotte, Andrew Wiseman, Denzil Malone and Gary R. Reed, in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Christopher A. McGinnis, David Queller, Eric R. Slusser, Timothy Wentworth, Gary G. Benanav, James M. Havel, Christopher K. Knibb, and Express Scripts Holding Company (United States District Court for the Southern District of New York) (filed September 26, 2016). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations in support of their claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched individual defendants. Plaintiffs also assert a claim for corporate waste alleging the Company paid improper compensation, bonuses and other benefits to executives who breached their fiduciary duties to stockholders. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment, imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs have until February 28, 2018 to file an amended complaint.

•
Missouri State Action (Circuit Court of St. Louis County, State of Missouri). The following three cases have been consolidated in Missouri state court: Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company (filed June 6, 2016); Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Christopher A. McGinnis, Christopher K. Knibb, George Paz, Thomas P. Mac Mahon, Maura C. Breen, Woodrow A. Myers, Jr., William A. Roper, Roderick A. Palmore, Gary G. Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William J. DeLaney, and Express Scripts Holding Company (filed June 29, 2016); and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, Maura C. Breen, Gary G. Benanav, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Eric Slusser, David Queller, and James M. Havel (filed August 4, 2016). These cases were consolidated on December 21,

2016, and on April 13, 2017 plaintiffs filed a consolidated amended complaint alleging that certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On August 11, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York described in the preceding bullet.

•
Kurt Wilson v. George Paz, et al. (Circuit Court of St. Louis County, State of Missouri) (filed August 18, 2017). Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, were unjustly enriched, committed abuse of control and gross mismanagement, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On December 8, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York described above.

•
Randy Green v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James Havel, Maura Breen, William DeLaney, Elder Granger, Nicholas LaHowchic, Thomas Mac Mahon, Frank Mergenthaler, Woodrow Myers, Roderick Palmore, William Roper, Seymour Sternberg, and Express Scripts Holding Company (United States District Court for the Eastern District of Missouri) (filed December 7, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing. On June 12, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York described above.

Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, plaintiffs filed a first amended consolidated class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans to which Anthem provided prescription drug benefits through agreement with Express Scripts who paid percentage-based co-insurance. On November 30, 2016, ESI filed a motion to dismiss plaintiffs’ first amended consolidated class action complaint, and Anthem filed its motion to dismiss same on December 1, 2016. Instead of responding to the motions to dismiss, plaintiffs filed a second amended consolidated complaint on March 2, 2017, which adopts many of Anthem’s Allegations in support of its claims that ESI and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. ESI’s motion to dismiss the second amended complaint was filed on April 24, 2017. On January 5, 2018, the court entered an order dismissing the second amended complaint without prejudice and permitting plaintiffs to file a third amended complaint. On February 2, 2018, plaintiffs disclaimed any intent to amend and filed a notice of appeal.

Insulin and Epinephrine Drug Pricing Putative Class Action Litigation

•
MSP Recovery Claims, Series, LLC, et al. v. CVS Health Corporation, et al. (United States District Court for the Western District of Texas) (filed September 7, 2017). Plaintiffs allege inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain analog insulin products in return for higher rebate payments and that these agreements had the effect of driving up analog insulin costs for the putative class members. Plaintiffs assert claims for purported Racketeer Influenced and Corrupt Organizations Act (“RICO”)

violations, common law fraud and unjust enrichment. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On January 19, 2018, plaintiffs voluntarily dismissed this case.

•
Jeanine Prescott, et al. v. CVS Health Corporation, et al. (United States District Court for the District of New Jersey) (filed May 24, 2017). Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain blood glucose test strips in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such test strips for the putative class members and violated RICO, ERISA and the competition and consumer protection laws of various states. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On November 28, 2017, the court granted the motion of certain defendants, including the Company, to transfer this action from the Western District of Washington to the District of New Jersey.

•
Michael Bewley, et al. v. CVS Health Corporation, et al. (United States District Court for the District of New Jersey) (filed May 24, 2017). Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain glucagon products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such products for the putative class members and violated Sections 1 and 3 of the Sherman Act, RICO, ERISA and the competition and consumer protection laws of various states, U.S. territories and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On November 7, 2017, the court granted defendants’ motion to transfer this action from the Western District of Washington to the District of New Jersey.

•
Elan and Adam Klein, Leah Weaver, and Arissa Paschalidis v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; Medco Health Solutions, Inc., CVS Health Corp.; Caremark, LLC, Caremark Rx, LLC, and CaremarkPCS Health, LLC (United States District Court for the District of Minnesota) (filed June 2, 2017). A complaint was filed against the Company and other defendants by a putative class comprising participants in, or beneficiaries of, health insurance plans governed by ERISA who, pursuant to the terms of their health insurance plans, paid any portion of the purchase price for EpiPen products. The complaint alleges that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused the plaintiffs to pay more out of pocket for EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to putative class members. Plaintiffs seek equitable relief and attorneys’ fees and costs. The Company moved to dismiss Plaintiffs’ claims on August 4, 2017, and plaintiffs responded by filing an amended complaint on September 27, 2017. The case was subject to a conditional order transferring the proceedings to a Kansas federal court for centralization with a multidistrict litigation, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). On December 5, 2017, the United States Judicial Panel on Multidistrict Litigation granted the motion of the Company to vacate the conditional transfer order. On February 1, 2018, the court consolidated this action with the Brannon action as In re EpiPen ERISA Litigation, ordered plaintiffs to file a consolidated complaint within 60 days and set a briefing schedule for motions to dismiss.

•
Traci Brannon, Lindsey Rizzo, and Jamie Herr v. Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., and Prime Therapeutics, LLC (United States District Court for the District of Minnesota) (filed August 29, 2017). Plaintiffs make similar allegations to those in the Klein complaint described above. The case, which was originally filed in the District of Kansas, was subject to a pending request to consolidate the proceedings into a multidistrict litigation also pending in Kansas federal court, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). On January 2, 2018, the United States District Court for the District of Kansas denied that consolidation request and instead granted a motion filed by the Company and ESI to transfer the Brannon case to the District of Minnesota for coordination with the Klein case. On February 1, 2018, the court consolidated this action with the Klein action as In re EpiPen ERISA Litigation, ordered plaintiffs to file a consolidated complaint within 60 days and set a briefing schedule for motions to dismiss.

•
Frank Barnett, Aletha Bentele, Dianna Gilmore, Mark Goldsmith, Ritch Hoard, and Tremayne Sirmons v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., UnitedHealth Group, Inc., and OptumRx, Inc. (United States District Court for the District of New Jersey) (filed March 8, 2017). A complaint was originally filed against the Company, ESI, CVS Health Corp., UnitedHealth Group, Inc., OptumRx, Inc. (collectively, and for purposes of this Item 3, the “PBM Defendants”), and the three major manufacturers of analog insulin (Novo Nordisk Inc., Eli Lilly and Company, and Sanofi-Aventis U.S., LLC, collectively, and for purposes of this Item 3, the “Manufacturer Defendants”) by a putative class of analog insulin patients who are either uninsured or for whom any portion of their co-payment, deductible, or co-insurance is tied to a benchmark price (such as wholesale acquisition cost (for purposes of this Item 3, “WAC”) or average wholesale price (for purposes of this Item 3, “AWP”)). The original complaint alleged, inter alia, that the Manufacturer Defendants and the PBM Defendants entered into “exclusionary” agreements by which the PBM Defendants granted exclusive placement on their formularies for the Manufacturer Defendants’ respective analog insulin product in return for higher rebate payments to the PBM Defendants. The original complaint further alleged that these agreements had the effect of driving up analog insulin costs for the putative class members. Plaintiffs alleged that by undertaking these agreements, defendants violated Sections 1 and 3 of the Sherman Act, RICO and the state competition and consumer protection laws of various states, U.S. territories, and the District of Columbia. Plaintiffs sought treble damages, equitable relief and attorneys’ fees and costs. This action has been consolidated with the related Boss and Christensen actions (described below) and a third related action In re Insulin Pricing Litigation, No. 17-cv-699 (D.N.J.). On December 26, 2017, interim class counsel filed a consolidated amended complaint under the In re Insulin Pricing Litigation docket that no longer names the PBM Defendants as defendants.

•
Julia Boss, Ruth A. Hart, Ruth Johnson, Leann Rice, and Type 1 Diabetes Defense Foundation v. CVS Health Corporation, Caremark Rx, LLC, Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., Sanofi-Aventis U.S. LLC, Novo Nordisk Inc., and Eli Lilly and Company (United States District Court for the District of New Jersey) (filed March 17, 2017). The original complaint was filed against the PBM Defendants and the Manufacturer Defendants and alleged facts similar to those alleged in the Barnett complaint described above. In addition, plaintiffs also alleged that Defendants violated ERISA. As explained above, this action has been consolidated with the Barnett, Christensen and In re Insulin Pricing Litigation actions, and interim class counsel has filed a consolidated amended complaint that no longer names the PBM Defendants as defendants.

•
Scott Christensen, Gay Deputee, Mary Ann Devins, Mildred Ford, Emma Jensen, Edward Johnson, Angela Kritselis, Susan Landis, Russell Scott Palmer, Willie Phillips, Jon Ugland, Andrew Van Houzen v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., UnitedHealth Group, Inc., and OptumRx, Inc. (United States District Court for the District of New Jersey) (filed April 20, 2017). The original complaint was filed against the PBM Defendants and the Manufacturer Defendants and alleged facts and claims similar to those alleged in the Barnett complaint described above. As explained above, this action has been consolidated with the Barnett, Boss and In re Insulin Pricing Litigation actions, and interim class counsel has filed a consolidated amended complaint that no longer names the PBM Defendants as defendants.

Acthar Pricing Putative Class Action Litigation

•
City of Rockford and Acument Global Technologies, Inc.v. Mallickrodt ARD Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, Express Scripts Holding Company, Express Scripts, Inc., CuraScript, Inc., Accredo Health Group, Inc., and United BioSource Corporation (United States District Court for the Northern District of Illinois) (filed April 6, 2017). A complaint was filed against United BioSource Corporation (for purposes of this Item 3, “UBC”, a former subsidiary of the Company) and Mallinckrodt ARD Inc. (and Mallinckrodt plc (for purposes of this Item 3, together with Mallinckrodt ARD, Inc., “Mallinckrodt”), the manufacturer of Acthar, which is an adrenocorticotropic hormone (“ACTH”). The City of Rockford, Illinois (“Rockford”) brought the complaint on its own behalf as a third-party payor that paid for Acthar, as well as on behalf of a putative class of third-party payors that paid for Acthar. On October 9, 2017, Rockford filed an amended complaint, which added as defendants the Company, ESI, CuraScript, Inc. (“CuraScript”), and Accredo Health Group, Inc. (“Accredo”) (collectively, “the Company defendants”). On December 8, 2017, Rockford and Acument Global Technologies, Inc. (“Acument”) filed a second amended complaint. Plaintiffs allege, inter alia, that Mallinckrodt has a monopoly in the purported market for ACTH drugs, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar. Plaintiffs also allege that Mallinckrodt and ESI fixed the price of Acthar, and that alleged agreements involving CuraScript, Accredo, and UBC unlawfully restrain trade. Plaintiffs assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust laws, and RICO, as well as claims for common law fraud and unjust enrichment. Further, Rockford alleges that ESI breached its PBM Services Agreement with Rockford and asserts claims for breach of contract, promissory estoppel, and breach of the implied covenant of good faith and fair dealing, and also seeks a declaratory judgment. Plaintiffs seek treble damages, equitable relief, and attorneys’ fees and costs. On January 22, 2018, the Company defendants filed a motion to dismiss the second amended complaint.

•
MSP Recovery Claims, Series LLC, MAO-MSO Recovery II, LLC, MSP Recovery, LLC, MSPA Claims 1, LLC v. Mallinckrodt Ard, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt PLC, and United BioSource Corporation (United States District Court for the Central District of California) (filed October 30, 2017). Plaintiffs brought a complaint against UBC and Mallinckrodt as alleged assignees of Medicare Advantage Organizations that paid for Acthar. Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The allegations in the complaint are similar to those made in the Rockford complaint filed in Illinois in April 2017. Plaintiffs allege that Mallinckrodt has a monopoly in the purported market for ACTH drugs, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar. Plaintiffs also allege that an agreement between Mallinckrodt and UBC unlawfully restrains trade. Plaintiffs assert claims under Sections 1, 2, and 3 of the Sherman

Act and various state antitrust statutes, as well as a claim for unjust enrichment. Plaintiffs seek treble damages, equitable relief, and attorneys’ fees and costs. On January 17, 2018, the court granted defendants’ motion to transfer the case from the Central District of California to the Northern District of Illinois, where the Rockford case is pending. On February 23, 2018, UBC filed a motion to dismiss the complaint.
Other Matters

•
Health Choice Alliance, LLC, on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc., Healthstar Communications, Inc., VMS Biomarketing, Covance, Inc., and United Biosource Corporation (United States District Court for the Eastern District of Texas) (Unintervened Qui Tam re Insulin & Osteoporosis, filed June 15, 2017 and unsealed October 31, 2017). A lawsuit was filed against Eli Lilly and Company, Inc. (“Lilly”) and its vendors, including UBC, regarding services Lilly engaged them to provide with respect to insulin drugs Humalog and Humulin and osteoporosis drug Forteo (collectively, the “Lilly Products”). Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The relator claims that: (1) Healthstar Communications, Inc. and VMS Biomarketing assisted Lilly in providing in-kind remuneration to prescribers in the form of free nursing services to induce such prescribers to prescribe the Lilly Products; (2) Lilly contracted with and paid remuneration to nurse educators to recommend the Lilly Products; and (3) Covance, Inc. and UBC assisted Lilly in providing in-kind remuneration to prescribers in the form of reimbursement support services that saved prescribers administrative expenses, which services were provided to induce such prescribers to prescribe the Lilly Products. The relator alleges these were kickbacks that violated the federal Anti-Kickback Statute. The relator alleges that the defendants violated the federal False Claims Act and state false claims acts by submitting claims for payment for the Lilly Products to government health programs, including Medicare and Medicaid, that were rendered false by virtue of the violations of the federal Anti-Kickback Statute. The relator seeks treble damages, civil penalties and restitution. On January 12, 2018, plaintiffs filed a first amended complaint. On February 21, 2018, UBC filed a motion to dismiss the first amended complaint.

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. (United States District Court for the District of New Jersey) (unsealed February 2013). This qui tam case was filed under seal in January 2012 and the government declined to intervene. The complaint alleges that defendants, including Medco and Accredo Health Group, Inc. (“Accredo”) violated the federal False Claims Act, the Anti-Kickback Statute, and various state and local false claims statutes by making charitable contributions to non-profit organizations supporting hemophilia patients that were allegedly improper rewards or inducements for referrals of hemophilia patients to Accredo’s pharmacy services. The complaint further alleges that Accredo gave gifts to patients and/or their families that were in excess of the “nominal” gifts allegedly allowed under the Civil Monetary Penalty Statute and were allegedly improper rewards or inducements for the use of Accredo’s pharmacy services. The complaint seeks monetary damages and civil monetary penalties on behalf of the federal government, as well as costs and expenses. In December 2013, the court granted defendants’ motion to dismiss relating to Greenfield’s federal claims and declined to exercise jurisdiction over his state law claims. In January 2014, Greenfield filed an amended complaint in which he asserts claims similar to those previously pled, but alleges that Accredo gave gifts to patients and/or their families in violation of the federal Anti-Kickback Statute as opposed to the Civil Monetary Penalty Statute. In September 2014, the court granted in part, and denied in part, defendants’ motion to dismiss. Greenfield filed a further amended complaint in October 2014, and the Company filed an answer and affirmative defenses in November 2014. On May 6, 2016, the parties cross-filed motions for summary judgment and on December 22, 2016, the district court entered an order granting the Company’s motion for summary judgment and denying plaintiff’s motion for summary judgment. Greenfield appealed the decision to the United States Court of Appeals for the Third Circuit Court on January 17, 2017, and on April 17, 2017, the United States filed an amicus curiae brief in support of neither party. On January 19, 2018, the Third Circuit affirmed the district court’s order granting summary judgment in favor of Accredo.

•
Insulin/Epinephrine Pricing Investigations. The Company has received inquiries from various state Attorneys General offices in connection with pending investigations into potential unfair and deceptive acts or practices related to the pricing, reimbursement and rebates for insulin and epinephrine products and possible contracts, combinations or conspiracies in restraint of trade in the setting of prices for insulin and epinephrine products. On March 29, 2017, the Company received a Civil Investigative Demand from the Office of the Attorney General of Washington relating to insulin products. The Office of the Attorney General of Washington has notified the Company that information provided in response to the Civil Investigative Demand will be shared with the Attorneys General of California, Florida, Mississippi, New Mexico and the District of Columbia. On July 26, 2017, the Company received a Civil Investigative Demand from the Attorney General of Minnesota in connection with insulin and epinephrine products. The Company intends to cooperate with the inquiries.

•
Opioids Investigations. On September 13, 2017, the Company received a request for information from the Office of the Attorney General of New York regarding steps taken by the Company to fight opioid abuse in connection with a pending multistate investigation into opioids-related deaths, overdoses, and hospitalizations. The Company intends to cooperate with the inquiry.

•	Relationships with Pharmaceutical Manufacturers. The Company has received inquiries relating to its contractual relationships with pharmaceutical manufacturers.

◦
On March 31, 2014, the Company received a subpoena duces tecum from the Attorney General of New Jersey, requesting information regarding ESI’s and Medco’s arrangements with Astra Zeneca concerning the drug Nexium. The Company produced documents and information in response to the subpoena and filed a motion to quash a subpoena to depose two former Medco employees, which was contested by the state. On June 7, 2017, the Supreme Court of New Jersey affirmed the Appellate Division’s opinion granting Medco’s motion to quash, which is published as In re Enforcement of N.J. False Claims Act Subpoenas, 444 N.J. Super, 566 (App. Div. 2016).

◦
On February 27, 2014, the Company received a subpoena duces tecum from the United States Department of Justice, District of Rhode Island, pursuant to 18 U.S.C. Section 24(a), requesting information regarding the Company’s contractual arrangements with Pfizer, Bayer EMD Serono and biogen idec concerning the following drugs: Betaseron, Rebif and Avonex. The Company intends to cooperate with the inquiry.

◦
On August 15, 2016, the Company received a civil investigative demand from the United States Attorney’s Office for the Southern District of New York, requesting information regarding the Company’s relationships with pharmaceutical manufacturers and prescription drug plan clients, and payments made to and from those entities. The Company intends to cooperate with the inquiry.

Investigations under the federal False Claims Act and most state false claims acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing a complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.
In addition to the foregoing matters, in the ordinary course of our business, there have arisen various legal proceedings, government investigations, inquiries and audits or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability of the cost of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance any losses in excess of our insurance and any self-insurance accruals will not be material.
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

	Fiscal Year 2017		Fiscal Year 2016
Common Stock	High	Low	High	Low
First Quarter	$73.42	$63.22	$87.87	$65.55
Second Quarter	67.51	57.80	77.26	66.89
Third Quarter	65.50	60.03	80.02	68.70
Fourth Quarter	75.64	55.80	77.50	64.46
Holders. As of February 15, 2018, there were 43,857 stockholders of record of our common stock. We estimate there are approximately 501,033 beneficial owners of our common stock.
Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering and does not currently intend to declare any cash dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Following is a summary of our stock repurchasing activity during the three months ended December 31, 2017 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
10/1/2017 - 10/31/2017	1.4	$63.49	1.4	34.5
11/1/2017 - 11/30/2017	—	—	—	34.5
12/1/2017 - 12/31/2017	1.2	74.08	1.2	78.3	(1)
Fourth Quarter 2017 Total	2.6	$68.46	2.6

(1)
Increase in number of shares that may yet be purchased under the program is due to approval by the Board of Directors in December 2017 to increase the authorized number of shares that may be purchased by 45.0 million.

The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013. In each of December 2017 and 2016, the Board of Directors of the Company approved an increase in the authorized number of shares that may be purchased under the share repurchase program, originally announced in 2013, by 45.0 million and 65.0 million shares, respectively, for a total authorization of 375.0 million shares (including shares previously purchased) of our common stock, as adjusted for any subsequent stock split, stock dividend or similar transaction. As of December 31, 2017, there were 78.3 million shares remaining under the share repurchase program. There is no limit on the duration of the share repurchase program as authorized by the Board of Directors of the Company. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6 — Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in millions, except per share data)	2017(1)	2016	2015	2014	2013
Statement of Operations Data (for the Year Ended December 31):
Revenues(2)	$100,064.6	$100,287.5	$101,751.8	$100,887.1	$104,098.8
Cost of revenues(2)	91,302.5	91,667.0	93,349.9	92,962.0	95,966.4
Gross profit	8,762.1	8,620.5	8,401.9	7,925.1	8,132.4
Selling, general and administrative	3,268.1	3,532.7	4,062.6	4,322.7	4,580.7
Operating income	5,494.0	5,087.8	4,339.3	3,602.4	3,551.7
Other expense, net	(565.0)	(660.7)	(475.5)	(536.2)	(521.4)
Income before income taxes	4,929.0	4,427.1	3,863.8	3,066.2	3,030.3
Provision for income taxes(3)	397.3	999.5	1,364.3	1,031.2	1,104.0
Net income from continuing operations	4,531.7	3,427.6	2,499.5	2,035.0	1,926.3
Net loss from discontinued operations, net of tax(4)	—	—	—	—	(53.6)
Net income	4,531.7	3,427.6	2,499.5	2,035.0	1,872.7
Less: Net income attributable to non-controlling interest	14.3	23.2	23.1	27.4	28.1
Net income attributable to Express Scripts	$4,517.4	$3,404.4	$2,476.4	$2,007.6	$1,844.6
Weighted-average shares outstanding:
Basic:	580.1	626.9	689.0	750.3	808.6
Diluted:	583.4	631.4	695.3	759.1	821.6
Basic earnings (loss) per share:
Continuing operations attributable to Express Scripts	$7.79	$5.43	$3.59	$2.68	$2.35
Discontinued operations attributable to Express Scripts(4)	—	—	—	—	(0.07)
Net earnings attributable to Express Scripts	7.79	5.43	3.59	2.68	2.28
Diluted earnings (loss) per share:
Continuing operations attributable to Express Scripts	$7.74	$5.39	$3.56	$2.64	$2.31
Discontinued operations attributable to Express Scripts(4)	—	—	—	—	(0.07)
Net earnings attributable to Express Scripts	7.74	5.39	3.56	2.64	2.25
Amounts attributable to Express Scripts:
Income from continuing operations, net of tax	$4,517.4	$3,404.4	$2,476.4	$2,007.6	$1,898.2
Net loss from discontinued operations, net of tax(4)	—	—	—	—	(53.6)
Net income attributable to Express Scripts	$4,517.4	$3,404.4	$2,476.4	$2,007.6	$1,844.6
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$2,309.6	$3,077.2	$3,186.3	$1,832.6	$1,991.4
Working capital deficit	(5,889.3)	(4,064.7)	(5,095.8)	(6,444.5)	(4,738.4)
Total assets	54,255.8	51,744.9	53,243.3	53,748.3	53,495.6
Debt:
Short-term debt and current maturities of long-term debt	1,032.9	722.3	1,646.4	2,551.0	1,578.5
Long-term debt	14,981.5	14,846.0	13,946.3	10,966.4	12,315.9
Capital lease obligation	45.6	27.0	38.5	28.4	42.0
Stockholders’ equity	18,125.3	16,243.8	17,380.5	20,064.0	21,844.8

(in millions, except per share data)	2017(1)	2016	2015	2014	2013
Cash Flow Data (for the Year Ended December 31):
Cash flows provided by operating activities—continuing operations	$5,351.3	$4,919.4	$4,848.3	$4,549.0	$4,768.9
Cash flows used in investing activities—continuing operations	(3,690.6)	(351.9)	(268.5)	(411.9)	(70.0)
Cash flows used in financing activities—continuing operations	(2,433.2)	(4,677.8)	(3,217.0)	(4,289.7)	(5,494.8)
Other Data (for the Year Ended December 31):
Network claims—continuing operations(5)	877.6	887.4	922.2	933.6	1,065.3
Home delivery, specialty and other claims—continuing operations(6)	116.7	120.2	121.6	128.5	141.2
Total claims—continuing operations	994.3	1,007.6	1,043.8	1,062.1	1,206.5
Adjusted network claims—continuing operations(5)(7)	1,061.0	1,056.5	1,085.8	1,073.8	1,065.3
Adjusted home delivery, specialty and other claims—continuing operations(6)(7)	340.1	351.1	355.8	376.2	412.7
Total adjusted claims—continuing operations(7)	1,401.1	1,407.6	1,441.6	1,450.0	1,478.0

EBITDA(8)	$7,281.7	$7,219.2	$6,675.3	$5,817.9	$5,970.6
Adjusted EBITDA(9)	7,415.5	7,260.4	7,046.9	6,802.5	6,664.2

(1)
Includes the acquisitions of myMatrixx Holdings, Inc. (“myMatrixx”) on May 15, 2017 and CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”) on December 15, 2017, and the sale of UBC on December 27, 2017.

(2)
Includes retail pharmacy co-payments of $8,241.3 million, $8,569.2 million, $9,170.0 million, $10,272.7 million and $12,620.3 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)
During the fourth quarter of 2017, as of result of federal tax reform legislation, we have revalued our deferred tax assets and liabilities to reflect the reduction in the federal tax rate. This revaluation caused a decrease in our “Provision for income taxes” line item on our consolidated statement of operations of approximately $1,381.0 million. During 2016, we resolved the tax treatment of our 2012 divestiture of PolyMedica Corporation (Liberty). Accordingly, we recognized a net tax benefit of approximately $511.0 million, which also impacted our effective tax rate.

(4)
Primarily consists of the results of operations of our acute infusion therapies line of business and various portions of our UBC line of business which were sold during 2013 and our European operations which were substantially shut down in 2014.

(5)	Excludes manual claims and drug formulary only claims where we only administer the client’s formulary.

(6)
Includes home delivery, specialty and other claims including: (a) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers; (b) Freedom Fertility claims; and (c) drugs distributed through patient assistance programs. The patient assistance programs were disposed of on December 27, 2017.

(7)
The Company revised its methodology for reporting adjusted network claims for the year ending December 31, 2016. The change was made retrospectively for the years ending December 31, 2015 and 2014. Due to the migration of claims data to one consolidated platform following the acquisition of Medco, we are unable to calculate the adjusted number of claims under the revised methodology for the year ending December 31, 2013. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

(8)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA is a financial measure that is not calculated or presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes EBITDA provides management and investors with useful information about the earnings impact of certain expenses and are useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends. Management assesses the Company’s operating performance using EBITDA to better isolate the impact of certain expenses that may not be comparable between periods or indicative of the ongoing performance of our operations.

(9)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Adjusted EBITDA is EBITDA excluding transaction and integration costs, enterprise value initiative costs, other compensation costs and a legal settlement as these charges are not considered an indicator of ongoing company performance. Management believes Adjusted EBITDA, considered along with the corresponding GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe Adjusted EBITDA is also useful in assessing period-to-period performance trends. In addition, our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

Provided below is a reconciliation of each of EBITDA from continuing operations attributable to Express Scripts and adjusted EBITDA from continuing operations attributable to Express Scripts (“Adjusted EBITDA”) to net income attributable to Express Scripts, which is the most directly comparable measure calculated under GAAP:

EBITDA and Adjusted EBITDA(1)(2)
	Year Ended December 31,
(in millions, except per claim data)	2017(3)	2016	2015	2014	2013
Net income attributable to Express Scripts	$4,517.4	$3,404.4	$2,476.4	$2,007.6	$1,844.6
Net loss from discontinued operations, net of tax(4)	—	—	—	—	53.6
Net income from continuing operations	4,517.4	3,404.4	2,476.4	2,007.6	1,898.2
Provision for income taxes	397.3	999.5	1,364.3	1,031.2	1,104.0
Depreciation and amortization(5)	1,802.0	2,154.6	2,359.1	2,242.9	2,447.0
Other expense (income), net	565.0	660.7	475.5	536.2	521.4
EBITDA(1)	7,281.7	7,219.2	6,675.3	5,817.9	5,970.6
Adjustments to EBITDA
Transaction and integration costs(6)	91.9	—	311.6	984.6	693.6
Enterprise value initiative costs(7)	41.9	—	—	—	—
Other compensation costs(8)	—	41.2	—	—	—
Legal settlement	—	—	60.0	—	—
Adjusted EBITDA(2)	7,415.5	7,260.4	7,046.9	6,802.5	6,664.2
Adjusted EBITDA per adjusted claim(9)	$5.29	$5.16	$4.89	$4.69	$4.51

(1)
EBITDA is presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA is a financial measure that is not calculated or presented in accordance with GAAP and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes EBITDA provides management and investors with useful information about the earnings impact of certain expenses and are useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends. Management assesses the Company’s operating performance using EBITDA to better isolate the impact of certain expenses that may not be comparable between periods or indicative of the ongoing performance of our operations.

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Adjusted EBITDA is EBITDA excluding transaction and integration costs, enterprise value initiative costs, other compensation costs and a legal settlement as these charges are not considered an indicator of ongoing company performance. Management believes Adjusted EBITDA, considered along with the corresponding GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe Adjusted EBITDA is also useful in assessing period-to-period performance trends. In addition, our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

(3)	Includes the acquisitions of myMatrixx on May 15, 2017 and eviCore on December 15, 2017, and the sale of UBC on December 27, 2017.

(4)
Primarily consists of the results of operations of our acute infusion therapies line of business and various portions of our UBC line of business which were sold during 2013 and our European operations which were substantially shut down in 2014.

(5)
Depreciation and amortization for the years ended December 31, 2017 and 2016 includes an additional $126.7 million and $105.6 million, respectively, related to our decision to amortize our pharmacy benefit management agreement with Anthem over 10 years as opposed to 15 years. See “Item 8 — Note 6 - Goodwill and other intangible assets” for additional details. Depreciation and amortization presented above includes $205.2 million, $92.1 million and $31.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, of depreciation related to the integration of Medco which is not included in transaction and integration costs. Depreciation and amortization includes accelerated depreciation of $0.9 million for the year ended December 31, 2017, related to our enterprise value initiative.

(6)
Transaction and integration costs for 2017 are related to costs to close the eviCore and myMatrixx acquisitions and the sale of UBC. Transaction and integration costs for 2013 through 2015 relate to the integration of Medco.

(7)
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative to transform our organization through the end of 2021. See “Item 8 — Note 12 - Enterprise value initiative” for further description.

(8)
In October 2016, we recognized a previously disclosed net tax benefit of approximately $511.0 million related to the divestiture of PolyMedica Corporation (Liberty). Following receipt of the tax benefit proceeds, the Board of Directors authorized the use of $41.2 million, or approximately 8% of the PolyMedica Corporation (Liberty) tax benefit proceeds to reward employees for the significant contribution this multi-year effort provided the Company and its shareholders. This special, one-time, payment is excluded from our fourth quarter and full year 2016 adjusted SG&A, which impacts adjusted EBITDA and adjusted earnings per diluted share.

(9)
Adjusted EBITDA per adjusted claim is calculated by dividing Adjusted EBITDA by the adjusted claim volume for the period. Adjusted EBITDA per adjusted claim is a financial measure not calculated or presented in accordance with GAAP, and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes Adjusted EBITDA per adjusted claim provides management and investors with useful information about the earnings and performance of the Company on a per unit basis.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
As the largest independent pharmacy benefit management (“PBM”) company in the United States, we provide a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions, Express Scripts SafeGuardRx, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization, Inside Rx and digital consumer health and drug information.
Through our Other Business Operations segment, we provide specialty pharmaceuticals and medical supplies distribution services to providers, clients and hospitals, and medical benefit management services that drive cost reductions and improved quality care outcomes. Medical benefit management services are provided by CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”), which was acquired on December 15, 2017. Prior to December 27, 2017, our Other Business Operations segment also included consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. These services were provided by United BioSource Holdings, Inc. (“UBC”) which was sold during the fourth quarter 2017.
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs, medical benefit management services, as well as other fee-for-service arrangements, such as medication counseling services and certain specialty services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 98.2% of revenues for the year ended December 31, 2017, as compared to 98.3% and 98.0% for the years ended December 31, 2016 and 2015, respectively.
Our PBM revenues are primarily comprised of:
(1) total prescription price, which includes a negotiated price with the client and a fee related to dispensing at retail pharmacies;
(2) member co-payments;
(3) offsets to revenues we consider client discounts, which include manufacturer rebates and administrative fees payable to clients, obligations under financial and service guarantees to clients, and pricing discounts; and
(4) fees-for-services.
Cost of revenues of our PBM business are primarily comprised of:
(1) ingredient cost;
(2) a dispensing fee to retail pharmacies;
(3) direct costs associated with dispensing prescriptions, including direct processing labor and shipping and handling costs;
(4) member co-payments to retail pharmacies; and
(5) purchase discounts, which are an offset to cost of revenues and include volume discounts and rebates and administrative fees received from manufacturers.
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

•
Our PBM contract pricing is impacted by our ability to negotiate pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts, and manufacturer rebate contracts. Through our integrated set of solutions, we are able to reduce the rate of increase of our clients’ prescription drug spend, and, in some cases, lower our clients’ prescription drug costs, which may ultimately reduce our revenues while positively affecting our gross profit. We refer to the management of these solutions as “management of supply chain”. Inflation also impacts our pricing. Most of our contracts provide we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare legislation, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has been impacted by certain in-group attrition and client losses. We also recognize as the regulatory environment evolves, it may be necessary to make significant investments to prepare for and adapt to regulatory changes. We continue to execute our successful business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through negotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (86.2% in 2017 compared to 85.3% in 2016 and 84.4% in 2015). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above.
As of result of federal tax reform legislation enacted in the fourth quarter of 2017, we have revalued our deferred tax assets and liabilities to reflect the reduction in the federal tax rate from 35% to 21%. This revaluation caused a decrease in our “Provision for income taxes” line item on our consolidated statement of operations of approximately $1,381.0 million. In future periods, we anticipate a reduction in our effective income tax rate excluding discrete income tax items slightly below the 14 percentage point reduction in our statutory federal tax rate. The rate reduction will result in substantial tax savings. As part of these savings, we intend to support our employees and the local philanthropic needs of the communities in which we operate by making significant charitable contributions and an increase in non-executive bonuses in 2018.
In the third quarter of 2017, we launched a multi-year, enterprise-wide initiative to transform our organization, in part due to the decision by Anthem not to renew its contract with us (described below), by the end of 2021. We are investing to deliver an improved experience with better engagement and greater efficiency and evolve the way we do business with patients, providers and our clients. Our enterprise value initiative is currently estimated to incur a cost of approximately $600.0 million to $650.0 million which is expected to be incurred through 2021. We have and will continue to incur incremental costs in order to achieve the future benefit of our enterprise-wide initiative. These costs are not expected to be ongoing after 2021. See “Item 8 — Note 12 - Enterprise value initiative” for quantification and description of costs incurred to date.
In December 2017, we completed the acquisition of eviCore for approximately $3.6 billion. eviCore offers a broad range of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology. eviCore contracts with health plans and commercial clients to promote the appropriate use of healthcare services. Operations are included in our reported results beginning as of the date of acquisition and are not material to our consolidated financial results.
Our contract with Anthem expires at the end of 2019 with a one year transition period through 2020. Based on an announcement by Anthem on October 18, 2017, Anthem will not renew its contract with us. We continue to focus on providing exceptional service to Anthem and its clients in accordance with the terms of our contract.

As a result of acquisitions of their businesses, Catamaran Corporation’s (“Catamaran”) contract ended on December 31, 2017 and Coventry Health Care, Inc.’s (“Coventry”) contract began terminating in 2015; however, we will retain small portions of Coventry’s business through 2019. We include Anthem, Coventry and Catamaran in our definition of “Transitioning Clients.”
Anthem generated approximately 19% and 17% of our total consolidated revenues for the years ended December 31, 2017 and 2016, respectively, and 31% of our total Adjusted EBITDA for both years ended December 31, 2017 and 2016. Under the terms of our contract, Anthem’s contribution to our profitability has grown and we expect it will continue to exceed its proportional contribution to our revenues.
On March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with them (see “Part I — Item 3 — Legal Proceedings”). We are confident in the strength of our legal position and believe we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations.
Due to the structure of the Anthem contract, certain additional revenues related to Anthem were realized in the second quarters of each of 2017, 2016 and 2015. Quarterly performance trends may vary from historical periods as a result of variability, including timing, of our Anthem-related contractual revenue streams.
RESULTS OF OPERATIONS
OPERATING INCOME
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations, including delivery of prescription drugs through our contracted network of retail pharmacies, our home delivery pharmacies and our specialty pharmacies. Our Other Business Operations segment includes our specialty distribution operations, our integrated medical benefit management business (eviCore) acquired on December 15, 2017 and United BioSource Holdings, Inc. (“UBC”) which was sold on December 27, 2017.
To better reflect utilization patterns that have developed over time as we align our products and services to deliver greater value through both the network and home delivery channels, the Company revised its methodology for reporting adjusted     network claims for the year ending December 31, 2016. The change was made retrospectively for the year ending December 31, 2015. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM Operating Income

	Year Ended December 31,
(in millions)	2017	2016	2015
Product revenues:
Network revenues(1)	$49,562.2	$51,402.5	$56,472.6
Home delivery and specialty revenues(2)	44,334.2	43,685.6	40,830.1
Service revenues	1,363.6	1,421.4	1,657.6
Total PBM revenues	95,260.0	96,509.5	98,960.3
Cost of PBM revenues(1)	86,718.7	88,001.3	90,760.4
PBM gross profit	8,541.3	8,508.2	8,199.9
PBM SG&A	3,134.3	3,428.2	3,937.7
PBM operating income	$5,407.0	$5,080.0	$4,262.2
Claims:
Network	877.6	887.4	922.2
Home delivery and specialty(2)	116.1	119.7	121.0
Total PBM claims	993.7	1,007.1	1,043.2
Adjusted network(3)	1,061.0	1,056.5	1,085.8
Adjusted home delivery and specialty(2)(3)	339.5	350.6	355.2
Total adjusted PBM claims(3)	1,400.5	1,407.1	1,441.0
Generic fill rate:
Network	86.7%	86.0%	85.1%
Home delivery	83.0%	80.8%	79.5%
Overall	86.2%	85.3%	84.4%

(1)	Includes retail pharmacy co-payments of $8,241.3 million, $8,569.2 million and $9,170.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Adjusted network claims are calculated based on a revised methodology, which was applied retrospectively through the year ending December 31, 2015. The revised methodology includes an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are now multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three, consistent with prior practice, as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM Operating Income for the Year Ended December 31, 2017 vs. 2016. Network revenues decreased $1,840.3 million, or 4%, in 2017 from 2016. This 4% decrease in network revenues is comprised of the following:

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% attributable to pricing, due primarily to management of supply chain, offset by inflation on branded drugs.
Home delivery and specialty revenues increased $648.6 million, or 1%, in 2017 from 2016. This 1% increase in home delivery and specialty revenues is comprised of the following:

•	An increase of approximately 10% attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims offset by management of supply chain.

•	An offsetting decrease of approximately 7% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting decrease of approximately 2% attributable to claims volume, which includes the net impact of our Transitioning Clients.

Cost of PBM revenues decreased $1,282.6 million, or 1%, in 2017 from 2016. This 1% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 5% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% attributable to claims volume, which includes the net impact of our Transitioning Clients.

•	An offsetting increase of approximately 5% attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, offset by management of supply chain.
PBM gross profit increased $33.1 million, or less than 1%, in 2017 from 2016. Cost of PBM revenues changes were in line with overall PBM revenues changes, which were not significant for the year ended December 31, 2017. This gross profit increase is also partially offset by a decline in certain additional revenues related to our Anthem contract of $52.6 million for the year ended December 31, 2017 and $106.6 million for the year ended December 31, 2016.
Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $293.9 million, or 9%, in 2017 from 2016. This decrease relates primarily to a decrease in amortization expense of other intangible assets of $370.8 million, as well as other non-recurring compensation costs of $41.2 million incurred in 2016 with no similar costs in 2017. This decrease is partially offset by $37.8 million of costs incurred related to our enterprise value initiative and the remaining decrease is attributable to transaction and integration costs related to the eviCore and myMatrixx acquisitions and the sale of UBC in 2017 with no similar costs in 2016.
PBM operating income increased $327.0 million, or 6%, in 2017 from 2016, based on the various factors described above.
PBM Operating Income for the Year Ended December 31, 2016 vs. 2015. Network revenues decreased $5,070.1 million, or 9%, in 2016 from 2015. This 9% decrease in network revenues is comprised of the following:

•	A decrease of approximately 5% attributable to claims volume, which includes the net impact of our Transitioning Clients.

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	A decrease of approximately 1% attributable to pricing, due primarily to management of supply chain, offset by inflation on branded drugs.
Home delivery and specialty revenues increased $2,855.5 million, or 7%, in 2016 from 2015. This 7% increase in home delivery and specialty revenues is comprised of the following:

•	An increase of approximately 12% attributable to pricing, due primarily to inflation.

•	An offsetting decrease of approximately 4% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting decrease of approximately 1% attributable to claims volume, which includes the net impact of our Transitioning Clients.
Cost of PBM revenues decreased $2,759.1 million, or 3%, in 2016 from 2015. This 3% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 4% attributable to claims volume, which includes the net impact of our Transitioning Clients.

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting increase of approximately 4% attributable to pricing, due primarily to inflation on branded drugs, partially offset by management of supply chain.
PBM gross profit increased $308.3 million, or 4%, in 2016 from 2015. This increase is primarily due to $218.0 million of transaction and integration costs incurred during 2015 with no similar costs for 2016, as well as better management of supply chain and cost savings from the increase in the aggregate generic fill rate. This gross profit increase is also partially offset by a decline in certain additional revenues related to our Anthem contract of $106.6 million for the year ended December 31, 2016 and $141.7 million for the year ended December 31, 2015.

SG&A for our PBM segment decreased $509.5 million, or 13%, in 2016 from 2015. This decrease relates primarily to $298.8 million of transaction and integration costs, $108.1 million of additional depreciation and amortization costs (related to certain retired assets) and a $60.0 million legal settlement incurred during 2015 with no similar costs for 2016. This decrease is also due to a decrease in incentive compensation of $62.0 million, which is net of $41.2 million of other compensation costs incurred during 2016.
PBM operating income increased $817.8 million, or 19%, in 2016 from 2015, based on the various factors described above.
Other Business Operations Operating Income

	Year Ended December 31,
(in millions)	2017	2016	2015
Product revenues	$4,361.8	$3,538.4	$2,453.7
Service revenues	442.8	239.6	337.8
Total Other Business Operations revenues	4,804.6	3,778.0	2,791.5
Cost of Other Business Operations revenues	4,583.8	3,665.7	2,589.5
Other Business Operations gross profit	220.8	112.3	202.0
Other Business Operations SG&A	133.8	104.5	124.9
Other Business Operations operating income	$87.0	$7.8	$77.1
Claims:
Other(1)	0.6	0.5	0.6
Total adjusted Other Business Operations claims(1)	0.6	0.5	0.6

(1)	Includes claims related to drugs distributed through patient assistance programs administered through UBC, which were disposed of as part of the sale of UBC on December 27, 2017.
Other Business Operations Operating Income for the Year Ended December 31, 2017 vs. 2016. Other Business Operations product revenues increased $823.4 million, or 23%, in 2017 from 2016. This increase is primarily driven from an increase in volume across the non-claims producing lines of business.
Other Business Operations service revenues increased $203.2 million, or 85%, in 2017 from 2016. This increase is driven primarily by the acquisition of eviCore on December 15, 2017, but also partially as a result of an adjustment made in 2016 to decrease revenues by $86.1 million related to years prior to 2016. This adjustment was not considered material to any prior period presented.
Other Business Operations operating income increased $79.2 million, or 1,015%, in 2017 from 2016. This increase is partially due to an adjustment made in 2016 to decrease operating income by $86.1 million related to years prior to 2016, the acquisition of eviCore on December 15, 2017, as well as an increase in volume across the non-claims producing lines of business.
Other Business Operations Operating Income for the Year Ended December 31, 2016 vs. 2015. Other Business Operations product revenues increased $1,084.7 million, or 44%, in 2016 from 2015. This increase is primarily driven from an increase in volume across the non-claims producing lines of business.
Other Business Operations service revenues decreased $98.2 million, or 29%, in 2016 from 2015. This decrease is primarily driven by an adjustment made in 2016 to decrease revenues by $86.1 million related to years prior to 2016.
Other Business Operations operating income decreased $69.3 million, or 90%, in 2016 from 2015. This decrease is due primarily to an adjustment made in 2016 to decrease operating income by $86.1 million related to years prior to 2016, offset by an increase in volume across the non-claims producing lines of business.
OTHER (EXPENSE) INCOME, NET
Net other expense decreased $95.7 million, or 14%, in 2017 from 2016. This decrease is primarily due to $142.7 million of costs incurred related to the early repayment of debt in 2016, as well as decreased interest expense related to the repayment of debt during the years ended December 31, 2017 and 2016, partially offset by additional interest expense related to the issuance of $1.4 billion of senior notes in November 2017. This decrease is partially offset by a $17.7 million loss on the sale of UBC compared with no similar costs in 2016.
Net other expense increased $185.2 million, or 39%, in 2016 from 2015. This increase is primarily due to $142.7 million of costs incurred related to the early repayment of debt and increased interest expense related to the credit agreement (as defined below), the issuance of $2.0 billion of senior notes in February 2016, and the issuance of $4.0 billion of senior notes in July 2016. This increase is partially offset by decreased interest expense related to the repayment of debt during the years ended December 31, 2016 and 2015.
PROVISION FOR INCOME TAXES
Our effective tax rate was 8.1% for the year ended December 31, 2017, compared to 22.6% and 35.3% for 2016 and 2015, respectively.
During 2017, we recognized a net discrete benefit of $1,402.4 million primarily attributable to revaluing our deferred tax assets and liabilities as a result of the federal tax reform enacted in December 2017. During 2016, we recognized a net discrete benefit of $633.9 million, $511.0 million of which was attributable to recognition of our successful resolution of the previously unrecognized PolyMedica Corporation (Liberty) tax benefit. It is reasonably possible our unrecognized tax benefits could decrease by approximately $170.7 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. Changes in these amounts are directly impacted by profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS FOR THE YEAR ENDED DECEMBER 31, 2017 vs. 2016
Net income attributable to Express Scripts increased $1,113.0 million, or 33%, for the year ended December 31, 2017 from 2016. This increase is due to increased operating income and reduced tax expense (primarily due to the discrete tax benefit attributable to the revaluation of deferred taxes described above).
Basic and diluted earnings per share attributable to Express Scripts increased 43% and 44%, respectively, for the year ended December 31, 2017 from 2016. These increases are primarily due to reduced shares outstanding (a total of 297.9 million shares held in treasury on December 31, 2017, compared to 252.0 million shares held in treasury on December 31, 2016) as well as increased operating income and reduced tax expense based on the various factors described above.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS FOR THE YEAR ENDED DECEMBER 31, 2016 vs. 2015
Net income attributable to Express Scripts increased $928.0 million, or 37%, for the year ended December 31, 2016 from 2015. This increase is due to increased operating income and reduced tax expense (primarily due to the approximate $511.0 million net tax benefit related to the divestiture of PolyMedica Corporation (Liberty) described above).
Basic and diluted earnings per share attributable to Express Scripts both increased 51% for the year ended December 31, 2016 from 2015. These increases are primarily due to reduced shares outstanding (a total of 252.0 million shares held in treasury on December 31, 2016, compared to 177.6 million shares held in treasury on December 31, 2015) as well as increased operating income and reduced tax expense based on the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES FOR THE YEAR ENDED DECEMBER 31, 2017 vs. 2016
Net cash provided by operating activities in 2017 increased $431.9 million to $5,351.3 million. Changes in net cash provided by operating activities were impacted by the following factors:

•	Net income increased $1,104.1 million in 2017 from 2016 primarily due to the following:

◦	Depreciation and amortization expense decreased $352.6 million in 2017 from 2016 primarily due to our Medco intangible assets.

◦	Changes in deferred income tax increased $1,181.5 million in 2017 from 2016 primarily due to the reduction in the federal tax rate.

•	Changes in working capital resulted in cash inflows of $553.6 million in 2017 compared to cash outflows of $236.2 million in 2016.
Net cash used in investing activities in 2017 increased $3,338.7 million to $3,690.6 million, due primarily to cash utilized for acquisitions in 2017 of $3,501.1 million compared to no such outflows during 2016. These cash outflows are partially offset by cash inflows of $85.3 million related to net cash proceeds from the sale of UBC compared to no such inflows during 2016. Capital expenditures for property, equipment and computer software decreased $63.0 million in 2017 compared to 2016. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources, described below.
Net cash used in financing activities in 2017 decreased $2,244.6 million to $2,433.2 million. Cash inflows for 2017 include $1,398.9 million related to the issuance of the November 2017 Senior Notes (defined below) and $194.8 million related to net commercial paper activity compared to inflows during 2016 of $5,986.8 million related to the issuance of the February 2016 Senior Notes and the July 2016 Senior Notes (defined below) and no such comparable commercial paper activity. Cash outflows for 2017 include $1,125.0 million related to the repayment of debt and $2,938.0 million of treasury share repurchases, compared to outflows during 2016 of $5,932.5 million related to the repayment of debt and $4,746.9 million of treasury share repurchases.
At December 31, 2017, our available sources of capital include a $3.5 billion revolving facility (defined below as the 2022 revolving facility) and commercial paper program, a $150.0 million uncommitted revolving credit facility and a $130.0 million uncommitted revolving credit facility. As of December 31, 2017, only the commercial paper program had amounts outstanding of $194.8 million at December 31, 2017. In February 2018, we terminated our $130.0 million uncommitted revolving credit facility.
Our short-term debt and current maturities of long-term debt at December 31, 2017, excluding unamortized discounts, premiums and financing costs, include $195.0 million of outstanding commercial paper borrowings and $831.4 million of senior notes.
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
CASH FLOW AND CAPITAL EXPENDITURES FOR THE YEAR ENDED DECEMBER 31, 2016 vs. 2015
Net cash provided by operating activities in 2016 increased $71.1 million to $4,919.4 million. Changes in net cash provided by operating activities were impacted by the following factors:

•
Net income increased $928.1 million in 2016 from 2015 due to increased operating income as well as reduced tax expense as a result of resolving the tax treatment of our 2012 divestiture of PolyMedica Corporation (Liberty).

•	Depreciation and amortization expense decreased $204.5 million in 2016 from 2015.

•	Changes in deferred income tax increased $35.3 million in 2016 from 2015 primarily due to increases in accruals and decreases in reserves.

•	Changes in working capital resulted in cash outflows of $236.2 million in 2016 compared to cash inflows of $381.0 million in 2015.

Net cash used in investing activities in 2016 increased $83.4 million to $351.9 million. Capital expenditures for property, equipment and computer software increased $34.5 million in 2016 compared to 2015.
Net cash used in financing activities in 2016 increased $1,460.8 million to $4,677.8 million. Cash inflows for 2016 include $5,986.8 million related to the issuance of the February 2016 Senior Notes and the July 2016 Senior Notes (defined below) compared to inflows during 2015 of $5,500.0 million related to the 2015 credit agreement (as defined below). Cash outflows for 2016 include $5,932.5 million related to the repayment of debt and $4,746.9 million of treasury share repurchases, compared to outflows during 2015 of $3,390.8 million related to the repayment of debt and $5,500.0 million of treasury share repurchases.
ACQUISITIONS, DIVESTITURE AND RELATED TRANSACTIONS
In May 2017, we completed the acquisition of myMatrixx Holdings, Inc. for approximately $250.0 million, which included both cash and the issuance of common stock. The acquisition is not material to our consolidated financial statements.
In December 2017, we completed the acquisition of eviCore for approximately $3.6 billion, which was funded through cash on hand, as well as issuance of senior notes and commercial paper. Operations are included in our reported results beginning as of the date of acquisition and are not material to our consolidated financial results. See “Item 8 — Note 3 - Acquisitions and divestiture” for further description of this acquisition.
We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions or affiliations. There can be no assurance we will enter into new acquisitions or establish new affiliations in the future.
In December 2017, we sold UBC for approximately $150.0 million, the proceeds of which included both cash and a note receivable. We recorded a $17.7 million loss on disposal which is reported within “Interest expense and other” on our Consolidated Statement of Operations for the year ended December 31, 2017.
SHARE REPURCHASE PROGRAM
Including the shares received under the 2016 and 2015 ASR Agreements (described below), we repurchased 45.9 million, 74.4 million and 55.1 million shares for $2,947.4 million, $5,571.9 million and $4,675 million during the years ended December 31, 2017, 2016 and 2015, respectively. Shares repurchased during the year ended December 31, 2017, include 0.1 million shares purchased for $9.4 million not yet settled as of December 31, 2017. In each of December 2017 and 2016, the Board of Directors of the Company approved an increase in the authorized number of shares that may be purchased under our share repurchase program, originally announced in 2013, by 45.0 million and 65.0 million shares, respectively, for a total authorization of 375.0 million shares (including shares previously purchased) of our common stock, as adjusted for any subsequent stock split, stock dividend or similar transaction. As of December 31, 2017, there were 78.3 million shares remaining under our share repurchase program. Share repurchases during 2017 were made pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”), July 26, 2017 (the “July 2017 Rule 10b5-1 plan”) and November 28, 2017 (the “November 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017, the July 2017 Rule 10b5-1 plan was completed on October 9, 2017 and the November 2017 Rule 10b5-1 plan remained active as of December 31, 2017. There is no limit on the duration of the share repurchase program as authorized by the Board of Directors of the Company. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an initial payment of $2,800.0 million. We initially recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million. In August 2016, we settled the 2016 ASR Agreement and received 6.2 million additional shares, resulting in a total of 38.3 million shares received under the 2016 ASR Agreement. The $560.0 million recorded as additional paid-in capital was reclassified to treasury stock upon settlement of the 2016 ASR Agreement in August 2016.
In April 2015, we entered into an agreement to repurchase shares of our common stock for an aggregate purchase price of $5,500.0 million under an accelerated share repurchase agreement (the “2015 ASR Agreement”). We recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million in the consolidated balance sheet at December 31, 2015. In January 2016, we settled the 2015 ASR Agreement and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement. The $825.0 million that had previously been recorded as additional paid-in capital in respect of the 2015 ASR Agreement was reclassified to treasury stock upon settlement of the 2015 ASR Agreement. See “Item 8 — Note 9 - Common stock” for additional details.
SENIOR NOTES
The following description reflects our financing activity for the years ended December 31, 2017 and 2016. See “Item 8 — Note 7 - Financing” for a complete summary of outstanding senior notes.
In November 2017, we issued senior notes (the “November 2017 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 2.600% senior notes due November 2020

•	$400.0 million aggregate principal amount of floating rate senior notes due November 2020

•	$500.0 million aggregate principal amount of 3.050% senior notes due November 2022
We used the net proceeds from the sale of the November 2017 Senior Notes to (i) repay $400.0 million in outstanding principal amount of the 2015 five-year term loan, (ii) fund a portion of the purchase price of the Company’s acquisition of eviCore and (iii) for general corporate purposes.
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1.0 billion aggregate principal amount of 3.000% senior notes due July 2023

•	$1.5 billion aggregate principal amount of 3.400% senior notes due March 2027

•	$1.5 billion aggregate principal amount of 4.800% senior notes due July 2046
We used the net proceeds from the sale of the July 2016 Senior Notes to (i) repay a portion of our 2015 two-year term loan, (ii) complete a tender offer and follow-on redemption for our 2.650% senior notes due February 2017, (iii) complete a tender offer for a portion of each of our 7.125% senior notes due March 2018, our 7.250% senior notes due June 2019 and our 6.125% senior notes due November 2041 and (iv) for general corporate purposes.
In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1.5 billion aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to (i) complete a tender offer and follow-on redemption of our 3.125% senior notes due May 2016 (which were fully redeemed in April 2016), (ii) enter into an accelerated share repurchase agreement and (iii) for general corporate purposes.
OTHER LIQUIDITY INFORMATION

In April 2015, we entered into a credit agreement (the “credit agreement”) providing for a five-year $2.0 billion revolving credit facility (the “2015 revolving facility”), a two-year $2.5 billion term loan (the “2015 two-year term loan”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). In 2016, we completed the repayment of the 2015 two-year term loan.
In October 2017, we modified our existing credit agreement to increase our 2015 revolving facility to $3.5 billion and extended the termination date to October 2022 (the “2022 revolving facility”). In conjunction with modifying our existing credit agreement, we established a commercial paper program, under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our borrowing capacity as it is fully backed by our 2022 revolving credit facility. The commercial paper notes will be jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. The proceeds of the commercial paper notes are expected to be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. There were $194.8 million in commercial paper borrowings outstanding as of December 31, 2017. At December 31, 2017, no amounts were drawn under the 2022 revolving facility.
In November 2017, we repaid $400.0 million under the 2015 five-year term loan. We make quarterly principal payments on the 2015 five-year term loan. The existing 2015 five-year term loan remains substantially unchanged, except for the modification of subsidiary guarantors, as described in “Item 8 — Note 15 - Condensed consolidating financial information.”
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due March 2018 are also subject to an interest rate adjustment in the event of a downgrade in our credit ratings to below investment grade. At December 31, 2017, we were in compliance with all covenants associated with our debt instruments. See “Item 8 — Note 7 - Financing” for more information.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Following is a schedule of short-term debt and the current maturities of our long-term debt including interest, future minimum lease payments and purchase commitments (in millions) as of December 31, 2017:

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt(1)	$21,240.3	$1,621.7	$5,898.9	$3,972.6	$9,747.1
Future minimum operating lease payments	266.7	62.2	96.5	65.4	42.6
Future minimum capital lease payments	48.9	23.0	11.5	5.7	8.7
Purchase commitments and other(2)(3)	239.2	81.8	152.5	4.9	—
Total contractual cash obligations	$21,795.1	$1,788.7	$6,159.4	$4,048.6	$9,798.4

(1)
Excludes the interest expense on our 2022 revolving facility as no amounts were outstanding on our 2022 revolving facility as of December 31, 2017. The 2022 revolving facility requires us to pay interest at LIBOR plus a margin (see “Item 8 — Note 7 - Financing”).

(2)
Consists of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect our results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to experience and current business plans.

(3)
We executed a contingent arrangement with certain equity holders, who are key employees of eviCore, in which $81.1 million of the purchase price will be paid at 50% upon each of the second and third anniversaries of the effective date of the merger. The employment arrangements provide payments are forfeited if the employee voluntarily terminates prior to the anniversary dates. The payments will be accrued as post combination services are rendered and included as compensation costs within “Selling, general, and administrative” expense in our consolidated statement of operations.

The gross liability for uncertain tax positions which could result in future payments is $493.5 million and $466.7 million as of December 31, 2017 and 2016, respectively. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent obligations. Our long-term deferred tax liability is $2,562.4 million and $3,603.3 million as of December 31, 2017 and 2016, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of taxes to be paid in future periods.
IMPACT OF INFLATION
Most of our contracts provide we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and, accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.
OTHER MATTERS
As described in “Item 8 — Note 1 - Summary of significant accounting policies,” certain new accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements or will become effective for our financial statements at various dates in the future. See “Item 8 — Note 1 - Summary of significant accounting policies” for further description of the specific accounting pronouncements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. The accounting policies described below represent those policies management believes most impact our consolidated financial statements, are important for an understanding of our results of operations or require management to make difficult, subjective or complex judgments. This should be read in conjunction with “Item 8 — Note 1 - Summary of significant accounting policies” and with the other notes to our consolidated financial statements.
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
Goodwill impairment testing guidance provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment, we consider various events and circumstances when evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether the quantitative impairment test is necessary. In 2017, we performed a qualitative assessment for approximately 99% of our goodwill as of December 31, 2017.
If we perform a quantitative impairment test, the measurement of impairment would be based on a comparison of the fair value of each reporting unit to the carrying value of each reporting unit’s net assets. This valuation process involves assumptions based upon management’s best estimates and judgments, which approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.
As of December 31, 2017, we do not believe any reporting units are at risk of failing the quantitative impairment test. No goodwill impairment charges were recorded for any of our reporting units for 2017, 2016 or 2015.
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Accounting for Goodwill Impairment. The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be determined by Step 1, comparing the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have elected to early adopt this guidance in 2017. This standard does not have a material impact on our consolidated financial statements.
Other intangible assets include customer contracts, customer relationships and trade names. Customer contracts and relationships are valued at fair market value when acquired using the income method and amortized over the estimated useful life. Trade names, excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life, are valued at fair market value when acquired using the income approach and amortized over the estimated useful life. We evaluate the recoverability of intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an intangible may not be recoverable. In the event this occurs, an impairment loss is recognized to the extent the carrying value exceeds fair value based on undiscounted cash flows.
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
The key assumptions included in our income approach include, but are not limited to, earnings growth rates, discount rates and inflation rates. Assessment of these factors could be impacted by internal factors and/or external economic conditions. We performed various sensitivity analysis on the key assumptions, which did not indicate any potential impairment.

RECEIVABLE RESERVES
ACCOUNTING POLICY
The receivables balance primarily includes amounts due from clients, pharmaceutical manufacturers, third-party payors and members. We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. These estimates are based on the current status of each customer’s receivable balance. We provide a contractual allowance for certain receivables from third-party payors and pharmaceutical manufacturers based on our contract terms and historical payment experience. We provide an estimated reserve for customer discounts and claims adjustments issued to customers in the form of client credits.
FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers’ financial condition. Contractual allowances for certain receivables from third-party payors are recorded at the time a claim is processed and revenue is recognized. Contractual allowances with respect to third-party payors are determined based on contract terms and historical payment experience. Contractual allowances for certain rebates receivables from pharmaceutical manufacturers are recorded at the time a claim is processed and cost of revenues is recognized. For manufacturers, we bill based on management's interpretation of the terms of our contract with the manufacturer and estimate a contractual allowance for uncertainty, at the time a claim is processed, around adjustments to claims to determine what we are entitled to collect. We determine these contractual allowances by reviewing the manufacturer's payment experience and specific known items that may later require an adjustment under the terms of the contract. We record reserves for clients based on known adjustments to adjudicated claims and historical discounts issued as a percentage of revenue.
SELF-INSURANCE ACCRUALS
ACCOUNTING POLICY
We record self-insurance accruals based on estimates of the aggregate liability to defend and pay claims within our self-insured retentions net of anticipated insurance recovery for those claims that are insured. Accruals are estimated based upon our experience with such claims. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under GAAP, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the low end of the range.
FACTORS AFFECTING ESTIMATE
Self-insurance accruals are based on management’s estimates of the costs to defend and pay legal claims. We do not have significant experience with certain types of cases and claim outcomes can vary significantly. As such, differences between actual costs and management’s estimates could be significant. Changes to assumptions used in the development of these accruals can affect operating results in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate.
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
When we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we earn a fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.
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
We operate specialty pharmacies, which dispense medications for the treatment of complex and potentially life threatening diseases. Many of the products are covered under a medical benefit which results in a more complicated adjudication process and coverage review, often involving primary, secondary or tertiary coverage. As a result, certain revenues are estimated based on historical payment rates. Amounts received from our clients may be greater than or less than originally estimated. Differences may affect the amount and timing of revenues for any period if actual pricing varies from estimates. Allowances for returns are estimated based on historical return trends. The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.
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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the credit agreement and our variable rate senior note. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2017, we had $2,550.0 million of gross obligations under our credit agreement and our floating rate senior note which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $25.5 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts Holding Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Express Scripts Holding Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded eviCore healthcare from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded eviCore healthcare from our audit of internal control over financial reporting. eviCore healthcare is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 27, 2018

We have served as the Company’s auditor since 1991.

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED BALANCE SHEET

	December 31,
(in millions)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,309.6	$3,077.2
Receivables, net	7,056.3	7,062.1
Inventories	2,124.9	1,959.0
Prepaid expenses and other current assets	466.3	265.1
Total current assets	11,957.1	12,363.4
Property and equipment, net	551.3	607.0
Computer software, net	814.9	712.6
Goodwill	31,099.7	29,277.8
Other intangible assets, net	9,625.9	8,636.9
Other assets	206.9	147.2
Total assets	$54,255.8	$51,744.9

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$10,188.5	$8,836.9
Accounts payable	3,755.7	3,875.7
Accrued expenses	2,869.3	2,993.2
Short-term debt and current maturities of long-term debt	1,032.9	722.3
Total current liabilities	17,846.4	16,428.1
Long-term debt	14,981.5	14,846.0
Deferred taxes	2,562.4	3,603.3
Other liabilities	740.2	623.7
Total liabilities	36,130.5	35,501.1
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value per share; shares issued: 862.3 and 857.5, respectively; shares outstanding: 564.4 and 605.5, respectively	8.6	8.6
Additional paid-in capital	23,537.8	23,233.6
Accumulated other comprehensive loss	(2.9)	(12.3)
Retained earnings	16,318.6	11,801.2
	39,862.1	35,031.1
Common stock in treasury at cost, 297.9 and 252.0 shares, respectively	(21,742.5)	(18,795.1)
Total Express Scripts stockholders’ equity	18,119.6	16,236.0
Non-controlling interest	5.7	7.8
Total stockholders’ equity	18,125.3	16,243.8
Total liabilities and stockholders’ equity	$54,255.8	$51,744.9
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Revenues(1)	$100,064.6	$100,287.5	$101,751.8
Cost of revenues(1)	91,302.5	91,667.0	93,349.9
Gross profit	8,762.1	8,620.5	8,401.9
Selling, general and administrative	3,268.1	3,532.7	4,062.6
Operating income	5,494.0	5,087.8	4,339.3
Other (expense) income:
Interest income and other	42.9	34.1	24.8
Interest expense and other	(607.9)	(694.8)	(500.3)
	(565.0)	(660.7)	(475.5)
Income before income taxes	4,929.0	4,427.1	3,863.8
Provision for income taxes	397.3	999.5	1,364.3
Net income	4,531.7	3,427.6	2,499.5
Less: Net income attributable to non-controlling interest	14.3	23.2	23.1
Net income attributable to Express Scripts	$4,517.4	$3,404.4	$2,476.4

Weighted-average number of common shares outstanding during the period:
Basic	580.1	626.9	689.0
Diluted	583.4	631.4	695.3
Earnings per share:
Basic	7.79	5.43	3.59
Diluted	7.74	5.39	3.56

(1)	Includes retail pharmacy co-payments of $8,241.3 million, $8,569.2 million and $9,170.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income	$4,531.7	$3,427.6	$2,499.5
Other comprehensive income (loss):
Foreign currency translation adjustment	9.4	1.7	(16.1)
Comprehensive income	4,541.1	3,429.3	2,483.4
Less: Comprehensive income attributable to non-controlling interest	14.3	23.2	23.1
Comprehensive income attributable to Express Scripts	$4,526.8	$3,406.1	$2,460.3
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total
Balance at December 31, 2014	848.6	$8.5	$22,671.4	$2.1	$5,920.4	$(8,548.2)	$9.8	$20,064.0
Net income	—	—	—	—	2,476.4	—	23.1	2,499.5
Other comprehensive loss	—	—	—	(16.1)	—	—	—	(16.1)
Treasury stock acquired	—	—	(825.0)	—	—	(4,675.0)	—	(5,500.0)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	5.9	—	(30.0)	—	—	—	—	(30.0)
Amortization of unearned compensation under employee plans	—	—	117.1	—	—	—	—	117.1
Exercise of stock options	—	—	213.2	—	—	—	—	213.2
Tax benefit relating to employee stock compensation	—	—	58.0	—	—	—	—	58.0
Distributions to non-controlling interest	—	—	—	—	—	—	(25.2)	(25.2)
Balance at December 31, 2015	854.5	$8.5	$22,204.7	$(14.0)	$8,396.8	$(13,223.2)	$7.7	$17,380.5
Net income	—	—	—	—	3,404.4	—	23.2	3,427.6
Other comprehensive income	—	—	—	1.7	—	—	—	1.7
Treasury stock acquired	—	—	825.0	—	—	(5,571.9)	—	(4,746.9)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	3.0	0.1	(9.8)	—	—	—	—	(9.7)
Amortization of unearned compensation under employee plans	—	—	107.0	—	—	—	—	107.0
Exercise of stock options	—	—	95.5	—	—	—	—	95.5
Tax benefit relating to employee stock compensation	—	—	11.2	—	—	—	—	11.2
Distributions to non-controlling interest	—	—	—	—	—	—	(23.1)	(23.1)
Balance at December 31, 2016	857.5	$8.6	$23,233.6	$(12.3)	$11,801.2	$(18,795.1)	$7.8	$16,243.8
Net income	—	—	—	—	4,517.4	—	14.3	4,531.7
Other comprehensive income	—	—	—	9.4	—	—	—	9.4
Treasury stock acquired	—	—	—	—	—	(2,947.4)	—	(2,947.4)
Issuance of common shares in connection with acquisitions	2.0	—	124.5	—	—	—	—	124.5
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	2.8	—	(12.9)	—	—	—	—	(12.9)
Amortization of unearned compensation under employee plans	—	—	99.6	—	—	—	—	99.6
Exercise of stock options	—	—	93.0	—	—	—	—	93.0
Distributions to non-controlling interest, net of contributions	—	—	—	—	—	—	(16.4)	(16.4)
Balance at December 31, 2017	862.3	$8.6	$23,537.8	$(2.9)	$16,318.6	$(21,742.5)	$5.7	$18,125.3
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$4,531.7	$3,427.6	$2,499.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,802.0	2,154.6	2,359.1
Deferred income taxes	(1,678.9)	(497.4)	(462.1)
Employee stock-based compensation expense	99.6	107.0	117.1
Other, net	43.3	(36.2)	(46.3)
Changes in operating assets and liabilities
Receivables	55.9	(374.0)	(770.3)
Inventories	(166.7)	64.1	90.1
Other current and noncurrent assets	(172.5)	(137.5)	78.3
Claims and rebates payable	1,114.9	(560.8)	909.5
Accounts payable	(126.8)	436.4	318.3
Accrued expenses	(241.7)	404.2	(142.7)
Other current and noncurrent liabilities	90.5	(68.6)	(102.2)
Net cash flows provided by operating activities	5,351.3	4,919.4	4,848.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,501.1)	—	—
Capital expenditures for property and equipment and computer software	(267.4)	(330.4)	(295.9)
Net cash proceeds from the sale of business	85.3	—	—
Other, net	(7.4)	(21.5)	27.4
Net cash used in investing activities	(3,690.6)	(351.9)	(268.5)
Cash flows from financing activities:
Treasury stock acquired	(2,938.0)	(4,746.9)	(5,500.0)
Proceeds from long-term debt, net of discounts	1,398.9	5,986.8	5,500.0
Repayment of long-term debt	(1,125.0)	(5,932.5)	(3,390.8)
Commercial paper borrowings, net	194.8	—	—
Net proceeds from employee stock plans	81.0	87.2	183.1
Other, net	(44.9)	(72.4)	(9.3)
Net cash used in financing activities	(2,433.2)	(4,677.8)	(3,217.0)
Effect of foreign currency translation adjustment	4.9	1.2	(9.1)
Net (decrease) increase in cash and cash equivalents	(767.6)	(109.1)	1,353.7
Cash and cash equivalents at beginning of year	3,077.2	3,186.3	1,832.6
Cash and cash equivalents at end of year	$2,309.6	$3,077.2	$3,186.3
Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$2,074.9	$1,543.0	$1,802.2
Interest	595.6	509.9	518.1
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
Organization and operations. We are the largest independent pharmacy benefit management (“PBM”) company in the United States, providing healthcare management and administration services on behalf of clients that include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions, Express Scripts SafeGuardRx, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization, Inside Rx and digital consumer health and drug information. Through our Other Business Operations segment, we provide specialty pharmaceuticals distribution services and medical benefit management services. Medical benefit management services are provided by CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”), which we acquired on December 15, 2017. See Note 3 - Acquisitions and divestiture for further description.
Prior to December 27, 2017, our Other Business Operations segment also included consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. These services were provided by United BioSource Holdings, Inc. (“UBC”) which we sold on December 27, 2017. See Note 3 - Acquisitions and divestiture for further description.
Basis of presentation. The consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies 20% to 50% owned are accounted for under the equity method. Certain amounts in prior years have been reclassified to conform to the current year presentation. The preparation of the consolidated financial statements conforms to accounting principles generally accepted in the United States (“GAAP”) and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.
Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.
Receivables, net. Included within “Receivables, net” are the following, which are reflected net of our allowance for doubtful accounts, customer credit allowances, and contractual allowances:

	December 31,
(in millions)	2017	2016
Trade receivables, net of total reserves and allowances of $466.6 million and $389.8 million, respectively	$4,101.6	$4,140.3
Pharmaceutical manufacturers receivables, net of contractual allowance for certain rebates receivable of $414.1 million and $257.9 million, respectively	2,580.8	2,242.6
Other receivables	373.9	679.2
Total receivables, net	$7,056.3	$7,062.1
The receivables balances primarily include amounts due from clients, third-party payors, members and pharmaceutical manufacturers. Below is a description of our receivables balances from clients, third-party payors and members. See “Rebate accounting” for a description of our rebates receivable from pharmaceutical manufacturers. Based on our revenue recognition policies described below, certain receivables are unbilled at the end of each period. As of December 31, 2017 and 2016, unbilled receivables were $676.3 million and $705.8 million, respectively. Unbilled receivables are typically billed to PBM clients within 30 days based on the contractual billing schedule agreed upon with the client. Unbilled receivables for medical benefit management services represent amounts due from clients at contracted rates, and are billed once settlement provisions for capitated risk contract terms are met, at least annually.
Our reserves for credit loss in receivables is our allowance for doubtful accounts of $95.3 million and $75.0 million for the years ended December 31, 2017 and 2016, respectively. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Our allowance for doubtful accounts also reflects amounts associated with member premiums for our Medicare Part D product offerings. Receivables are written off against the allowances only upon determination such amounts are not recoverable and all collection attempts have failed. We regularly review and analyze the adequacy of these allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
As of December 31, 2017 and 2016, we have contractual allowances of $206.2 million and $115.2 million, respectively, included in our contractual allowance for certain receivables from third-party payors based upon the payment terms specified in the related contractual agreements with payors. The estimated reimbursement amounts are calculated on a payor-specific basis based on the best information available regarding management’s interpretation of the contract terms and are recorded as a reduction of receivables and revenues at the time revenue is recognized. As of December 31, 2017 and 2016, we also have customer credit allowances of $165.1 million and $199.6 million, respectively, which include discounts and claims adjustments issued to the customers in the form of client credits. Refer to our “Revenue recognition - PBM” section below for more information regarding these estimates that reduce revenue.
Gross receivables have been reduced by 11.1% and 8.5% at December 31, 2017 and 2016, respectively, related to our allowance for doubtful accounts, contractual allowances for certain receivables from third-party payors, contractual allowances for discounts and claims adjustments issued to the customers in the form of client credits, and contractual allowances for certain rebates receivable with manufacturers. Refer to our “Rebate accounting” section below for further description of our contractual allowances for certain pharmaceutical manufacturer receivables.
Inventories. Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or net realizable value.
Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of 7 years for furniture and 3 to 5 years for equipment. Buildings are amortized on a straight-line basis over estimated useful lives of 10 to 35 years. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, whichever is shorter. Expenditures for repairs, maintenance and renewals are charged to operations as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
Computer software. Computer software includes acquired (through business combinations), purchased and internally developed software. Costs for internally developed software incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use, these costs are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 3 to 10 years. Acquired software is initially recorded at fair value using the cost approach and is amortized on a straight-line basis, which approximates the pattern of benefit, over 5 years.
Impairment of long-lived assets. We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long-lived assets may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation.
Goodwill. Goodwill is evaluated for impairment annually during the fourth quarter or when events or circumstances occur indicating goodwill might be impaired. Goodwill impairment testing guidance provides an option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determine reporting units for the purpose of evaluating goodwill valuation based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. When performing a qualitative assessment, we consider various events and circumstances in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount and whether a quantitative impairment test is necessary. In 2017, we performed a qualitative assessment for approximately 99% of our goodwill as of December 31, 2017.
When performing the quantitative impairment test, the measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of each reporting unit’s net assets, including goodwill. We record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based on management’s best estimates and judgments, which approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.
No impairment existed for any of our reporting units during the years ended December 31, 2017, 2016 or 2015.

Other intangible assets. Other intangible assets include customer contracts, customer relationships and trade names. Customer contracts and relationships and trade names are valued at fair market value when acquired using the income approach. Intangible assets, excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life, are being amortized using a modified pattern of benefit method over an estimated useful life of 10 to 20 years for customer contracts and relationships and 6 to 10 years for trade names. The weighted-average amortization period of intangible assets subject to amortization is 16 years. See Note 6 - Goodwill and other intangible assets for further description of other intangible assets.
We evaluate the recoverability of intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an intangible may not be recoverable. In the event this occurs, an impairment loss is recognized to the extent the carrying value exceeds fair value based on undiscounted cash flows.
We have a 10-year contract with Anthem Inc. (“Anthem”) under which we provide pharmacy benefit management services to Anthem and its designated affiliates (the “PBM agreement”). When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, the sequence of events regarding our relationship with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, increased the likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $126.7 million and $105.6 million for 2017 and 2016, respectively, relative to the previous amortization schedule.
Self-insurance accruals. We may maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available or is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements, and judgments once such costs become both probable and estimable. Self-insured losses are accrued based on estimates of the aggregate liability for the costs of uninsured claims incurred using certain standard insurance industry actuarial assumptions (see Note 11 - Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.
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
Although GAAP guidance allows a company to elect to measure eligible financial assets and financial liabilities at fair value. we have not elected to account for any of our eligible items using the fair value option. See Note 2 - Fair value measurements for a description of the fair values of our financial instruments.
Revenue recognition - PBM. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).
Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when drugs are shipped. At the time of shipment, our earnings process is complete; the obligation of our customer to pay for the drugs is fixed and, due to the nature of the product, the member may not return the drugs or receive a refund.
Revenues from our specialty pharmacies are from providing medications/pharmaceuticals for diseases that rely on high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs and providing fertility pharmaceuticals to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Historically, adjustments to our original estimates have not been material. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends and are not material.

Revenues from our PBM segment are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network. These revenues include management fees received from these programs.
Revenues related to the dispensing of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated fees for services. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenues. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. We, not our clients, are obligated to pay the retail pharmacies in our networks the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal and, as such, we record the total prescription price contracted with clients in revenues.
If we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we record only our management fee as revenues. For these clients, we earn a management fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or our cost of revenues.
In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, are included in revenues and cost of revenues.
Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to the payment of performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period and accruals are recorded as an offset to revenues if we determine our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have not been material.
Revenue recognition - Other Business Operations. Revenues from our Other Business Operations segment are earned from the distribution of specialty pharmaceuticals and medical supplies to providers, clinics and hospitals, performance-oriented fees paid by specialty pharmacy manufacturers and medical benefit management services. Prior to the sale of UBC on December 27, 2017, revenues from our Other Business Operations also included fee-for-service arrangements from late-stage clinical trials, risk management and drug safety services.
For contracts in which we are distributing prescription drugs, revenues are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Receivables are recorded at the net realizable value and there are no material allowances.
Since our acquisition of eviCore on December 15, 2017, Other Business Operations includes revenues from medical benefits management contracts, through which we provide innovative solutions that include utilization management using evidence based criteria, analytics, patient transparency and site of service management as well as access to certain provider specialty networks for our clients and their members. The activity involves developing clinical review criteria for provider inquiries, assessing medical necessity of treatment, and maintaining a network of providers. In some medical benefits management contracts, we earn a per-member-per month fee which is earned over the period in which our client’s eligible members are entitled to service, and in other contracts we are paid a per-claim fee for the services we provide which is earned as services are rendered. We are responsible for confirming member eligibility, performing program utilization review, potentially directing payment to the provider and accepting the financial risk of loss associated with services rendered, as specified within our client contracts. We have the ability to influence contractual fees with clients and possess the financial risk of loss in certain contractual obligations. These factors indicate we are the principal and, as such, we record gross fees contracted with clients in revenues. Certain arrangements also include provisions that require us to share with the client the costs or profits of the program in the event medical claims experience is above or below certain specified targets as set forth in the respective contract.
Rebate accounting. We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates and administrative fees earned for the administration of this program, performed in conjunction with claims processing and home delivery services provided to clients, are recorded as a reduction of cost of revenues and the portion of the rebate and administrative fees payable to clients is treated as a reduction of revenues. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages as defined within our contracts with clients. These estimates are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers; historically, these adjustments have not been material. We pay all or a contractually agreed upon portion of such rebates to our clients. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Included in receivables, net is a contractual allowance for certain rebates receivable from manufacturers of $414.1 million and $257.9 million as of December 31, 2017 and 2016, respectively.
Medicare Part D product offerings. Our revenues include premiums associated with our Medicare Part D prescription drug plan (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in Medicare Part D Prescription Drug Program (“Medicare Part D”) plans sponsored by us pursuant to our contracts with the Centers for Medicare & Medicaid Services (“CMS”). We also offer numerous customized benefit plan designs to Employer-Sponsored Group Waiver Plans under our Medicare Part D PDP product offerings.
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

Our cost of revenues includes medical claims expense related to eviCore. Such expenses are recognized in the period in which the client’s eligible members receive healthcare services. Medical claims expense includes the cost of medical claims incurred and paid, and an estimate of medical claims payable that includes ultimate net cost for medical claims reported but not yet paid, as well as reserves for estimated incurred but not reported medical claims and related loss adjustment expenses.
We estimate the medical claims liability based upon historical data, including the period between the date services are rendered and the date medical claims are reported and paid, enrollment data, utilization statistics for authorized healthcare services, contractual provisions with clients and other relevant factors. The medical claims liability estimates are refined as experience develops and adjustments, both favorable and unfavorable, to prior period estimates are reflected in the consolidated statement of operations in the period in which such estimates are revised.
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
Earnings per share. Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, but adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. All shares are calculated under the “treasury stock” method. Following is the reconciliation between the number of weighted-average shares used in the basic and diluted EPS calculations as of December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Weighted-average number of common shares outstanding during the period – basic	580.1	626.9	689.0
Dilutive common stock equivalents:(1)
Outstanding stock options, stock-settled stock appreciation rights, restricted stock units and executive deferred compensation units	3.3	4.5	6.3
Weighted-average number of common shares outstanding during the period – diluted	583.4	631.4	695.3

(1)	Excludes equity awards of 9.2 million, 8.0 million and 2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect is anti-dilutive.
Foreign currency translation. The financial statements of our foreign subsidiaries are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (debit balances of $2.9 million and $12.3 million at December 31, 2017 and 2016, respectively) are recorded within the “accumulated other comprehensive loss” component of stockholders’ equity.
Comprehensive income (loss). Comprehensive income (loss) includes foreign currency translation adjustments. We recognized foreign currency translation income (loss) of $9.4 million, $1.7 million and $(16.1) million for the years ended December 31, 2017, 2016 and 2015, respectively.
Adopted new accounting guidance. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU contains new guidance to assist reporting entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We have elected to early adopt this guidance. This standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Accounting for Goodwill Impairment. The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be determined by Step 1, comparing the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have elected to early adopt this guidance. This standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The new standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded, changing the threshold to qualify for equity classification and allowing an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. Excess tax benefits were historically recorded in additional paid-in capital. Upon adoption on January 1, 2017, net excess tax benefits, which are immaterial for the year ended December 31, 2017, are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the year ended December 31, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards expected to vest. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
New accounting guidance not yet adopted. In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We have substantially completed our review of these standards and believe they will move the presentation of debt extinguishment costs from an operating activity to a financing activity, but do not expect any other significant impact on our consolidated financial statements.
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
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We have substantially completed evaluation of our PBM and Other Business Operations segments and have determined adoption of the new standard will not have a significant impact on our consolidated financial statements. We are in the process of finalizing our revised disclosures. While we previously anticipated full retrospective application upon adoption, as a result of the acquisition of eviCore, we now anticipate modified retrospective application upon adoption.
2. Fair value measurements
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

The fair values, which approximate the carrying values, of our 2015 five-year term loan (Level 2) and commercial paper borrowings (Level 2) (as defined in Note 7 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes are $14,215.7 million and $13,041.4 million as of December 31, 2017 and 2016, respectively, were estimated based on observable market information (Level 2). See Note 7 - Financing for further description of the carrying values of our debt.
The risk of nonperformance is considered in determining the fair values of liabilities. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.
3. Acquisitions and divestiture
eviCore acquisition. On December 15, 2017, we acquired 100% of eviCore, a leading provider of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology, and contracts with health plans and commercial clients to promote the appropriate use of healthcare services. As a result of the acquisition, the Company is able to establish a platform in the growing medical benefit management market and expects to broaden its ability to drive value in the use of specialty medications, which are used to treat complex and chronic conditions, and comprise the most expensive and fastest-growing portion of pharmaceutical spend. eviCore will continue to operate as a standalone business within the Company.
The acquisition-date fair value of the consideration transferred consisted of the following:

(in millions)
Cash	$3,632.5
Deferred consideration	13.4
Total consideration	$3,645.9
The total consideration transferred was primarily funded through cash on hand, as well as issuance of senior notes and commercial paper. See Note 7 - Financing for further details.
We executed a contingent arrangement with certain equity holders, who are key employees of eviCore, in which $81.1 million will be paid 50% upon each of the second and third anniversaries of the effective date of the merger. The employment arrangements provide payments are forfeited if the employee voluntarily terminates prior to the anniversary dates. The payments will be accrued as post combination services are rendered and included as compensation costs within “Selling, general, and administrative” expense in our consolidated statement of operations.
The consolidated statement of operations for the year ended December 31, 2017, includes eviCore’s revenues of $119.4 million and net income of $167.5 million, for the period subsequent to the acquisition date. Net income includes transaction expenses, amortization expense and $212.1 million of tax benefit from the federal tax reform enacted on December 22, 2017.
The following represents the unaudited pro forma consolidated income statement as if eviCore had been included in the consolidated results of the Company’s operations for the years ended December 31, 2017 and 2016. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of eviCore to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets, redemption of debt outstanding and transaction costs incurred had been applied as of January 1, 2016, together with the consequential tax effects.

	Year Ended December 31,
(in millions, except per share data)	2017	2016
Total revenues	$102,305.4	$102,115.5
Net income attributable to Express Scripts	4,586.1	3,283.9
Basic earnings per share	7.91	5.23
Diluted earnings per share	$7.86	$5.20
Pro forma net income for the year ended December 31, 2016, includes $82.5 million related to transaction and integration costs incurred in connection with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$494.7
Property and equipment	15.2
Computer software	89.7
Goodwill	1,703.3
Acquired intangible assets	2,328.8
Other noncurrent assets	2.9
Current liabilities	(387.4)
Deferred income taxes	(592.3)
Other noncurrent liabilities	(9.0)
Total	$3,645.9
A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets. The acquired intangible assets have been valued using an income approach, which includes unobservable inputs such as assumptions regarding revenues, gross profit, growth rates and discount rates based on the forecasted business plan, economic projections, anticipated future cash flows and marketplace data. The acquired intangible assets are amortized on a basis that approximates the pattern of benefit:

	Asset Value (in millions)	Weighted-average amortization period (in years)
Trade name	$56.1	10.0
Customer relationships	2,272.7	20.0
Total intangibles	$2,328.8	19.8
The excess of purchase price over tangible net assets and identified intangible assets acquired, $1,703.3 million, has been allocated to goodwill. The goodwill recognized as part of the acquisition is reported under our Other Business Operations segment and primarily reflects future economic benefits expected to arise from the Company’s growth within the medical benefit management market and the assembled workforce acquired. Approximately $397.0 million of the goodwill recognized is expected to be deductible for income tax purposes.
myMatrixx acquisition. In May 2017, we completed the acquisition of myMatrixx for approximately $250.0 million, which included both cash and the issuance of common shares. The acquisition is not material to our consolidated financial statements.
UBC divestiture. In December 2017, we sold UBC for approximately $150.0 million, the proceeds of which included both cash and a note receivable. We recorded a $17.7 million loss on disposal which is reported within “Interest expense and other” on our consolidated statement of operations for the year ended December 31, 2017.

4. Property and equipment
Property and equipment consists of the following:

	December 31,
(in millions)	2017	2016
Land and buildings	$195.3	$184.7
Furniture	74.5	70.4
Equipment(1)	543.5	801.4
Leasehold improvements	290.8	240.5
Total property and equipment	1,104.1	1,297.0
Accumulated depreciation(1)	(552.8)	(690.0)
Property and equipment, net	$551.3	$607.0

(1)	Includes gross assets of $50.3 million and $51.3 million and accumulated depreciation of $31.5 million and $21.2 million related to capital lease assets as of December 31, 2017 and 2016, respectively.
Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $134.6 million, $149.0 million and $180.0 million, respectively.
5. Computer software
Computer software includes acquired (through business combinations), purchased and internally developed:

	December 31,
(in millions)	2017	2016
Computer software	$1,401.6	$1,986.1
Accumulated amortization	(586.7)	(1,273.5)
Computer software, net	$814.9	$712.6
Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was $205.4 million, $172.8 million and $448.2 million, respectively.
Following is a summary of the expected aggregate amortization of computer software as of December 31, 2017 (in millions):

Year Ended December 31,	Future Amortization
2018	$218.0
2019	167.0
2020	108.0
2021	64.0
2022	28.0

6. Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,434.9	$(107.0)	$29,327.9	$29,287.2	$(106.8)	$29,180.4
Other Business Operations	1,771.8	—	1,771.8	97.4	—	97.4
	$31,206.7	$(107.0)	$31,099.7	$29,384.6	$(106.8)	$29,277.8
Other intangible assets
PBM
Customer contracts(1)(2)	$17,579.0	$(10,378.4)	$7,200.6	$17,570.5	$(9,083.4)	$8,487.1
Trade names(1)	232.5	(128.8)	103.7	226.6	(105.9)	120.7
Miscellaneous(2)	—	—	—	8.7	(8.2)	0.5
	17,811.5	(10,507.2)	7,304.3	17,805.8	(9,197.5)	8,608.3
Other Business Operations
Customer relationships(3)	2,272.7	(7.0)	2,265.7	39.4	(29.4)	10.0
Trade names(3)	56.1	(0.2)	55.9	35.7	(17.1)	18.6
	2,328.8	(7.2)	2,321.6	75.1	(46.5)	28.6
Total other intangible assets	$20,140.3	$(10,514.4)	$9,625.9	$17,880.9	$(9,244.0)	$8,636.9

(1)
Changes in the gross carrying amount of PBM customer contracts and trade names represent the acquisition of myMatrixx Holdings, Inc. in May 2017. The acquisition is not material to our consolidated financial statements.

(2)	Changes in the gross carrying amount of PBM customer contracts and miscellaneous intangible assets and related accumulated amortization reflect the write-off of fully amortized assets.

(3)
Changes in gross carrying amount of Other Business Operations customer contracts and trade names represent the acquisition of eviCore in December 2017 and the sale of UBC in December 2017. For further details on these transactions, see Note 3 - Acquisitions and divestiture.

Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2015	$29,179.9	$97.4	$29,277.3
Foreign currency translation	0.5	—	0.5
Balance at December 31, 2016	$29,180.4	$97.4	$29,277.8
Acquisitions	146.1	1,703.3	1,849.4
Divestiture	—	(28.9)	(28.9)
Foreign currency translation	1.4	—	1.4
Balance at December 31, 2017	$29,327.9	$1,771.8	$31,099.7
The aggregate amount of amortization expense of other intangible assets was $1,462.0 million, $1,832.8 million and $1,730.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in total amortization expense is $221.7 million, $200.5 million and $95.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to our 10-year contract with Anthem to provide PBM services to members of the affiliated health plans of Anthem, which amounts are included as an offset to revenues. When we executed our agreement with Anthem in 2009, we considered the overall structure of the agreement and the nature of our relationship with Anthem, including the complexity of the service level required, and attributed a reasonable likelihood of renewal at the end of its term in 2019. Accordingly, we amortized the agreement using a modified pattern of benefit over an estimated useful life of 15 years. However, the sequence of events regarding our relationship with Anthem, culminating in the filing of a lawsuit by Anthem on March 21, 2016, increased the likelihood of either non-renewal or renewal on substantially different terms such that, beginning in March 2016, we began amortizing our agreement with Anthem over the remaining term of the contract (i.e., using a life of 10 years from the time the agreement was executed in 2009). Therefore, the intangible asset amortization associated with the Anthem agreement will run through the remaining term of the contract at the end of 2019, reducing the previous amortization period by 5 years. This change increased intangible asset amortization by $126.7 million and $105.6 million for 2017 and 2016, respectively, relative to the previous amortization schedule.
Following is a summary of the expected aggregate amortization of other intangible assets as of December 31, 2017 (in millions):

Year Ended December 31,	Future Amortization
2018	$1,615.0
2019	1,600.0
2020	928.0
2021	955.0
2022	734.0

7. Financing
Our debt, issued by us, ESI and Medco, net of unamortized discounts, premiums and financing costs, consists of:

			December 31,
			2017	2016
	Issuer	Basis Points(1)	Carrying Amount (in millions)
Commercial paper
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	$194.8	$—
Senior notes(3)
$500.0 million, 1.250% senior notes paid June 2017	Express Scripts	10	—	499.6
$1,200.0 million, 7.125% senior notes due March 2018(4)	Medco	50	838.1	868.8
$1,000.0 million, 2.250% senior notes due June 2019(4)	Express Scripts	15	997.1	995.1
$500.0 million, 7.250% senior notes due June 2019(4)	ESI	50	336.7	336.2
$500.0 million, 4.125% senior notes due September 2020(4)	Medco	25	502.9	504.0
$500.0 million, 2.600% senior notes due November 2020(4)	Express Scripts	15	496.9	—
$400.0 million, floating rate senior notes due November 2020(5)	Express Scripts	N/A	397.6	—
$500.0 million, 3.300% senior notes due February 2021(4)	Express Scripts	35	496.9	495.9
$1,250.0 million, 4.750% senior notes due November 2021(4)	Express Scripts	45	1,241.6	1,239.5
$1,000.0 million, 3.900% senior notes due February 2022(4)	Express Scripts	40	987.0	984.1
$500.0 million, 3.050% senior notes due November 2022(4)	Express Scripts	15	495.2	—
$1,000.0 million, 3.000% senior notes due July 2023(4)	Express Scripts	25	993.6	992.5
$1,000.0 million, 3.500% senior notes due June 2024(4)	Express Scripts	20	989.8	988.3
$1,500.0 million, 4.500% senior notes due February 2026(4)	Express Scripts	45	1,483.1	1,481.2
$1,500.0 million, 3.400% senior notes due March 2027(6)	Express Scripts	30	1,489.8	1,488.7
$700.0 million, 6.125% senior notes due November 2041(4)	Express Scripts	50	444.2	444.0
$1,500.0 million, 4.800% senior notes due July 2046(4)	Express Scripts	40	1,483.6	1,483.0
Total senior notes			13,674.1	12,800.9
Term loan
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	2,145.5	2,767.4
Total debt			16,014.4	15,568.3
Short-term debt and current maturities of long-term debt
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	194.8	—
$500.0 million, 1.250% senior notes paid June 2017	Express Scripts	10	—	499.6
$1,200.0 million, 7.125% senior notes due March 2018(3)(4)	Medco	50	838.1	—
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	—	222.7
Total short-term debt and current maturities of long-term debt			1,032.9	722.3
Total long-term debt			$14,981.5	$14,846.0

(1)
All senior notes, except for the 2020 Floating Rate Senior Notes as defined below, are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus the basis points as indicated, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The 2020 Floating Rate Senior Notes are redeemable prior to maturity at any time on or after December 3, 2018, at a redemption price equal to 100% of the principal amount of the note being redeemed plus accrued and unpaid interest on the principal amount being redeemed.

(2)
The commercial paper program (defined below) had weighted-average daily short-term borrowings of $220.1 million outstanding at an average interest rate of 1.49% from the inception of the program on October 27, 2017 through December 31, 2017.

(3)
All senior notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by Express Scripts, ESI and Medco. See Note 15 - Condensed consolidating financial information regarding the modification of our subsidiary guarantors.

(4)	Senior notes require interest to be paid semi-annually, commencing six months subsequent to issuance.

(5)	Senior notes had an average interest rate of 2.23% since the issuance of the note through December 31, 2017.

(6)	Senior notes require interest to be paid semi-annually in March and September.

(7)
The 2015 five-year term loan (defined below) had an average interest rate of 2.30% and 1.80% for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, no amounts under the 2015 five-year term loan are current maturities of long-term debt due to the early repayment described below.

Bank credit facilities. In April 2015, we entered into a credit agreement (the “credit agreement”) providing for a five-year $2.0 billion revolving credit facility (the “2015 revolving facility”), a two-year $2.5 billion term loan (the “2015 two-year term loan”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). We used the proceeds, which included $1.1 billion drawn on the 2015 revolving facility, to repay our 2011 term loan, terminate the commitments under our 2011 revolving facility, enter into an accelerated share repurchase agreement and for other general corporate purposes. In 2016, we completed the repayment of the 2015 two-year term loan. We make quarterly principal payments on the 2015 five-year term loan and in November 2017, we repaid $400.0 million under the 2015 five-year term loan and at December 31, 2017, no amounts under the 2015 five-year term loan were considered current maturities of long-term debt.
In October 2017, we modified our existing credit agreement to increase our 2015 revolving facility to $3.5 billion and extended the termination date to October 2022 (the “2022 revolving facility”). The existing 2015 five-year term loan remains substantially unchanged, except for the modification of subsidiary guarantors, as described in Note 15 - Condensed consolidating financial information. The 2022 revolving facility was increased in conjunction with establishing a commercial paper program, as described below. At December 31, 2017, no amounts were drawn under the 2022 revolving facility. See below for activity under the commercial paper program as of December 31, 2017.
The credit agreement requires interest to be paid, at our option, at LIBOR or an adjusted base rate, plus, applicable margin. The applicable margin over LIBOR ranges from 0.805% to 1.300% for the 2022 revolving facility, depending on our credit ratings and consolidated leverage ratio, and ranges from 1.000% to 1.500% for the 2015 five-year term loan, depending on our consolidated leverage ratio. The applicable margin over the adjusted base rate ranges from 0.000% to 0.300% for the 2022 revolving facility and 0.000% to 0.500% for the 2015 five-year term loan. We are required to pay commitment fees on the 2022 revolving facility, which range from 0.070% to 0.200% of the revolving loan commitments, depending on our credit ratings and consolidated leverage ratio.
As of December 31, 2017, we had two additional credit agreements, each providing for an uncommitted revolving credit facility: $150.0 million executed August 2015 and amended most recently in May 2017 with a termination date of May 2018, and $130.0 million executed May 2017 with a termination date of May 2018. As of December 31, 2017, no amounts were drawn under either facility. In April 2017, we terminated a separate $130.0 million uncommitted revolving credit facility executed December 2014 and amended October 2015 and April 2016. In February 2018, we terminated our $130.0 million uncommitted revolving credit facility.
Commercial paper. In October 2017, in conjunction with modifying our existing credit agreement, we established a commercial paper program, under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our borrowing capacity as it is fully backed by our 2022 revolving credit facility. The commercial paper notes will be jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. The proceeds of the commercial paper notes are expected to be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. There were $194.8 million in commercial paper borrowings outstanding as of December 31, 2017, which reduced the amounts available on the 2022 revolving facility.
Senior notes. In November 2017, we issued senior notes (the “November 2017 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 2.600% senior notes due November 2020

•	$400.0 million aggregate principal amount of floating rate senior notes due November 2020 (“2020 Floating Rate Senior Notes”)

•	$500.0 million aggregate principal amount of 3.050% senior notes due November 2022
The 2020 Floating Rate Senior Notes bear interest at a floating rate equal to the three-month LIBOR plus 0.750% and will pay interest quarterly beginning on March 1, 2018, until November 30, 2020. We used the net proceeds from the sale of the November 2017 Senior Notes to (i) repay $400.0 million in outstanding principal amount of the 2015 five-year term loan, (ii) fund a portion of the purchase price of the Company’s acquisition of eviCore and (iii) for general corporate purposes.
In July 2016, we issued senior notes (the “July 2016 Senior Notes”) consisting of:

•	$1.0 billion aggregate principal amount of 3.000% senior notes due July 2023

•	$1.5 billion aggregate principal amount of 3.400% senior notes due March 2027

•	$1.5 billion aggregate principal amount of 4.800% senior notes due July 2046

We used a portion of the net proceeds from the sale of the July 2016 Senior Notes for the following:

•	To repay $1.5 billion of our $2.5 billion aggregate principal 2015 two-year term loan.

•	To complete a tender offer for $1,104.8 million and redeem the remaining $395.2 million of our $1.5 billion aggregate principal amount of 2.650% senior notes due February 2017.

•
To complete a tender offer for $368.6 million of our $1.2 billion aggregate principal amount of 7.125% senior notes due March 2018, $162.6 million of our $500.0 million aggregate principal amount of 7.250% senior notes due June 2019 and $251.3 million of our $700.0 million aggregate principal amount of 6.125% senior notes due November 2041.

In each of the above instances, we wrote off the associated amount of discounts, premiums and financing costs. Total cash payments related to the above, excluding accrued interest, were $3,919.6 million, which included approximately $136.0 million of repayment costs. We used the remaining proceeds for general corporate purposes.
In February 2016, we issued senior notes (the “February 2016 Senior Notes”) consisting of:

•	$500.0 million aggregate principal amount of 3.300% senior notes due February 2021

•	$1.5 billion aggregate principal amount of 4.500% senior notes due February 2026
We used the net proceeds from the sale of the February 2016 Senior Notes to (i) complete a tender offer and follow-on redemption of our 3.125% senior notes due May 2016 (which were fully redeemed in April 2016), (ii) enter into an accelerated share repurchase agreement and (iii) for general corporate purposes.
In March 2016, we completed the tender offer for $934.7 million of our $1.5 billion aggregate principal amount of 3.125% senior notes due May 2016 using the proceeds of the February 2016 Senior Notes, and wrote off the associated amount of discounts and financing costs. In April 2016, we completed the redemption of the remaining $565.3 million aggregate principal. Total cash payments, excluding accrued interest, related to these notes were $1,506.7 million, which included $6.7 million of repayment costs.
Financing costs. Following is the gross amount recognized and the related weighted-average period of amortization of our financing costs at issuance or amendment date:

	Financing costs (in millions)	Weighted-average period of amortization (in years)
June 2009 Senior Notes(1)	$13.3	5.2
November 2011 Senior Notes(2)	29.9	12.1
February 2012 Senior Notes(3)	22.5	6.2
June 2014 Senior Notes(4)	18.6	6.6
February 2016 Senior Notes	16.0	8.8
July 2016 Senior Notes	33.0	17.0
November 2017 Senior Notes	9.3	3.7
2015 credit agreement, as amended	14.3	4.0

(1)	Includes $500.0 million, 7.250% senior notes due June 2019.

(2)	Includes $1,250.0 million, 4.750% senior notes due November 2021 and $700.0 million, 6.125% senior notes due November 2041.

(3)	Includes $1.0 billion, 3.900% senior notes due February 2022.

(4)	Includes $500.0 million, 1.250% senior notes due June 2017, $1.0 billion, 2.250% senior notes due June 2019, and $1.0 billion, 3.500% senior notes due June 2024.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. The 7.125% senior notes due 2018 are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. At December 31, 2017, we were in compliance with all covenants associated with our debt instruments.

Schedule of maturities. Following is a schedule of maturities of our short-term commercial paper and our long-term debt, excluding unamortized discounts, premiums and financing costs, as of December 31, 2017 (in millions):

Year Ended December 31,	Maturities of Debt
2018	$1,026.4
2019	2,512.4
2020	2,375.0
2021	1,750.0
2022	1,500.0
Thereafter	6,948.7
Total	$16,112.5
8. Income taxes
On December 22, 2017 (the “Enactment Date”), H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. The new law (Public Law No. 115-97 hereinafter referred to as the “Tax Act”) includes significant changes to the U.S. corporate income tax system including, but not limited to, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The majority of the provisions in the Tax Act are effective January 1, 2018.
In response to the Tax Act, the Securities and Exchange Commission (“SEC”) issued guidance on accounting for the effects of the Tax Act. As required under the guidance, we have recorded a provisional tax benefit for the impact of the Tax Act of approximately $1,381.0 million during the fourth quarter of 2017. This amount is primarily comprised of the provisional remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries (“the Transition Tax”). The amount of this Transition Tax is not material. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
In addition, we are still evaluating the Global Intangible Low Tax Income (“GILTI”) provisions of the Tax Act and their impact, if any, on our consolidated financial statements, including whether we adopt an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into our measurement of deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to this item for the period ended December 31, 2017.

The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Income (loss) before income taxes:
United States	$4,921.6	$4,422.6	$3,870.6
Foreign	7.4	4.5	(6.8)
Total	$4,929.0	$4,427.1	$3,863.8
Current provision:
Federal	$1,991.9	$1,456.2	$1,722.0
State	79.3	37.9	102.7
Foreign	5.0	2.8	1.7
Total current provision	2,076.2	1,496.9	1,826.4
Deferred benefit:
Federal	(1,677.3)	(392.6)	(429.0)
State	(1.6)	(104.7)	(32.9)
Foreign	—	(0.1)	(0.2)
Total deferred benefit	(1,678.9)	(497.4)	(462.1)
Total current and deferred provision	$397.3	$999.5	$1,364.3
The Tax Act requires Express Scripts include in 2017 federal taxable income its pro-rata share of undistributed and previously untaxed post-1986 foreign earnings. Accordingly, we have included a discrete tax charge of $4.7 million in our 2017 tax provision. This amount is a provisional estimate for the Transition Tax as described above. We no longer consider our foreign earnings to be indefinitely reinvested and have recorded a provision for United States federal and state income taxes thereon. In previous years, we considered our foreign earnings to be indefinitely reinvested, and accordingly had not recorded a provision for United States federal and state income taxes thereon.
A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2017, 2016 and 2015 is not material):

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	0.4	0.7
Non-controlling interest	(0.1)	(0.2)	(0.2)
Impact of the Tax Act	(28.0)	—	—
Recognition of previously unrecognized PolyMedica Corporation (Liberty) tax benefit	—	(11.6)	—
Other, net	(0.9)	(1.0)	(0.2)
Effective tax rate	8.1%	22.6%	35.3%
During 2017, we recognized a net discrete benefit of $1,402.4 million primarily attributable to the deferred tax implications of the Tax Act. During 2016, we recognized a net discrete benefit of $633.9 million primarily attributable to changes in our unrecognized tax benefits as a result of our realization of the previously unrecognized PolyMedica Corporation (Liberty) tax benefit, various state audit settlements, lapses in statutes of limitations, and deferred tax implications of newly enacted state laws and filing methodologies.

The deferred tax assets and liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$10.4	$11.1
Note premium	3.6	24.7
Tax attributes	164.9	72.6
Equity compensation	95.4	148.5
Accrued expenses	149.6	293.4
Benefit of uncertain tax positions	67.1	132.4
Other	38.0	47.8
Gross deferred tax assets	529.0	730.5
Less valuation allowance	124.0	31.2
Net deferred tax assets	405.0	699.3
Deferred tax liabilities:
Depreciation, property and computer software differences	(187.4)	(278.6)
Goodwill and intangible assets	(2,365.4)	(3,945.6)
Outside basis difference in eviCore	(357.0)	—
Other	(27.5)	(47.3)
Gross deferred tax liabilities	(2,937.3)	(4,271.5)
Net deferred tax liabilities	$(2,532.3)	$(3,572.2)
Deferred taxes were classified in the consolidated balance sheet as follows:

	December 31,
(in millions)	2017	2016
Other assets	$30.1	$31.1
Deferred taxes	(2,562.4)	(3,603.3)
Net deferred tax liabilities	$(2,532.3)	$(3,572.2)
As part of the acquisition of eviCore described in Note 3 - Acquisitions and divestiture, we acquired a number of partnerships, now wholly-owned, resulting in differences in book and tax basis. Accordingly, as of December 31, 2017, we have a deferred tax liability of $357.0 million. As of December 31, 2017, we have deferred tax assets for federal and state capital loss carryforwards related to the sale of UBC of approximately $87.8 million and $15.6 million, respectively, as well as deferred tax assets for federal, and state net operating loss carryforwards of approximately $17.5 million and $44.0 million, respectively. The federal and state capital loss carryforwards, if otherwise not utilized, will expire in 2022. The federal and state net operating loss carryforwards, if otherwise not utilized, will expire between 2018 and 2035. We have provided a valuation allowance, primarily related to the utilization of the capital loss generated by the sale of UBC, of $124.0 million against these deferred tax assets. During 2017, our valuation allowance related to federal and state capital loss carryforwards and federal and state net operating losses increased by $92.8 million of which $14.7 million affected our tax rate.

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2017	2016	2015
Balance at beginning of year	$538.0	$1,038.4	$1,117.2
Additions for tax positions related to prior years	153.3	102.5	55.8
Reductions for tax positions related to prior years(1)	(62.6)	(630.8)	(112.7)
Additions for tax positions related to the current year	99.1	72.7	45.7
Reductions attributable to settlements with taxing authorities	(7.7)	(18.1)	(14.3)
Reductions as a result of a lapse of the applicable statute of limitations	(31.7)	(26.7)	(53.3)
Balance at end of year	$688.4	$538.0	$1,038.4

(1)	Amounts for 2016 include reductions related to a claimed loss in 2012 on the divestiture of PolyMedica Corporation (Liberty).
All but an immaterial amount of our unrecognized tax benefits of $688.4 million would impact our effective tax rate, if recognized.
During 2016, we resolved the tax treatment of our 2012 divestiture of PolyMedica Corporation (Liberty). Accordingly, we recognized a net tax benefit of approximately $511.0 million, which impacted our effective tax rate.
We also reached final settlement on various state examinations. These state settlements resulted in a reduction to our unrecognized tax benefits of $7.7 million, none of which impacted our effective tax rate. In addition, as a result of these settlements, we reduced our prior year gross state tax positions by $41.5 million, which resulted in a net tax benefit of approximately $27.0 million that impacted our effective rate.
We recorded a benefit of $5.9 million of interest and penalties to the provision for income taxes in our consolidated statement of operations for the year ended December 31, 2017, as compared to a benefit of $26.8 million and $4.4 million for the years ended December 31, 2016 and 2015, respectively. This resulted in $82.8 million and $88.5 million of accrued interest and penalties in our consolidated balance sheet at December 31, 2017 and 2016, respectively.
We are subject to examination by various federal, state and local tax authorities. With few exceptions, we are no longer subject to tax examinations by tax authorities for years before 2010. The Internal Revenue Service is currently examining ESI’s 2010 and 2011 and Express Scripts’s combined 2012-2015 consolidated United States federal income tax returns. Our federal income tax audit uncertainties primarily relate to both the valuation and timing of deductions, while various state income tax audit uncertainties primarily relate to the attribution of overall taxable income to those states. We have taken positions in certain taxing jurisdictions for which it is reasonably possible the total amounts of unrecognized tax benefits may decrease up to $170.7 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
9. Common stock
Treasury share repurchases. Including the shares received under the 2016 and 2015 ASR Agreements (described below) we repurchased 45.9 million, 74.4 million and 55.1 million shares for $2,947.4 million, $5,571.9 million and $4,675.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. Shares repurchased during the year ended December 31, 2017 includes 0.1 million shares for $9.4 million not yet settled as of December 31, 2017. In each of December 2017 and 2016, the Board of Directors of the Company approved an increase in the authorized number of shares that may be purchased under the share repurchase program, originally announced in 2013, by 45.0 million and 65.0 million shares, respectively, for a total authorization of 375.0 million shares (including shares previously purchased) of our common stock, as adjusted for any subsequent stock split, stock dividend or similar transaction. As of December 31, 2017, there were 78.3 million shares remaining under the share repurchase program. Share repurchases during 2017 were made pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”), July 26, 2017 (the “July 2017 Rule 10b5-1 plan”) and November 28, 2017 (the “November 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017, the July 2017 Rule 10b5-1 plan was completed on October 9, 2017 and the November 2017 Rule 10b5-1 plan remained active as of December 31, 2017. There is no limit on the duration of the share repurchase program as authorized by the Board of Directors of the Company. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Accelerated share repurchases. In February 2016, we entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) to repurchase shares of our common stock for an aggregate initial payment of $2,800.0 million. Under the terms of the 2016 ASR Agreement, upon payment of the initial payment we received an initial delivery of 32.1 million shares of our common stock at a price of $69.69 per share, which represented, based on the closing share price of our common stock on February 25, 2016, approximately 80% of the initial payment. The final purchase price per share and the final number of shares received were determined using the arithmetic mean of the daily volume-weighted average price per share of our common stock (the “VWAP”) over the executed term of the 2016 ASR Agreement. In August 2016, we settled the 2016 ASR Agreement and received 6.2 million additional shares, resulting in a total of 38.3 million shares received under the 2016 ASR Agreement.
The 2016 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We initially recorded an increase to treasury stock of $2,240.0 million and a decrease to additional paid-in capital of $560.0 million. The $560.0 million recorded as additional paid-in capital was reclassified to treasury stock upon settlement of the 2016 ASR Agreement in August 2016. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2016 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2016 ASR Agreement.
In April 2015, as part of our previously announced share repurchase program, we entered into an agreement to repurchase shares of our common stock for an aggregate initial payment of $5,500.0 million under an accelerated share repurchase agreement (the “2015 ASR Agreement”). Under the terms of the 2015 ASR Agreement, upon payment of the initial payment, we received an initial delivery of 55.1 million shares of our common stock at a price of $84.79 per share, which represented, based on the closing share price of our common stock on April 29, 2015, approximately 85% of the initial payment. The final purchase price per share and the final number of shares received was determined using the arithmetic mean of the daily VWAP over the executed term of the 2015 ASR Agreement. In January 2016, we settled the 2015 ASR Agreement and received 9.1 million additional shares, resulting in a total of 64.2 million shares received under the 2015 ASR Agreement.
The 2015 ASR Agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. We initially recorded an increase to treasury stock of $4,675.0 million and a decrease to additional paid-in capital of $825.0 million. The $825.0 million recorded as additional paid-in capital was reclassified to treasury stock upon completion of the 2015 ASR Agreement in January 2016. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of zero at the effective date of the 2015 ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the 2015 ASR Agreement.
10. Employee benefit plans and stock-based compensation plans
Retirement savings plans. We sponsor a retirement saving plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all of our full-time and part-time employees. Under the 401(k) Plan, eligible employees may elect to contribute up to 50% of their salary, and we match up to 6% of the employees’ compensation contributed to the 401(k) Plan for substantially all employees after one year of service.
For the years ended December 31, 2017, 2016 and 2015, we had contribution expense of approximately $76.4 million, $76.7 million and $69.8 million, respectively. Contributions under the plan are subject to aggregate limits required under the Internal Revenue Code.
Employee stock purchase plan. We offer an employee stock purchase plan (the “ESPP”) that qualifies under Section 423 of the Internal Revenue Code and permits all domestic employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. Approximately 210,000, 224,000 and 183,000 shares of our common stock were issued under the ESPP during the years ended December 31, 2017, 2016 and 2015, respectively. Our common stock reserved for future employee purchases under the ESPP is approximately 1.0 million shares at December 31, 2017.
Stock-based compensation plans in general. In March 2016, our Board of Directors adopted the Express Scripts Holding Company 2016 Long-Term Incentive Plan (the “2016 LTIP”), which was approved by our stockholders in May 2016 and authorizes the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. The 2016 LTIP was approved by our stockholders and became effective on May 4, 2016. Under the 2016 LTIP, we may issue stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, performance share awards and other types of awards. The maximum number of shares available for awards under the 2016 LTIP is 33.0 million. As of December 31, 2017, there are 30.2 million shares of our common stock available for issuance under the 2016 LTIP. The maximum term of stock options, SARs, restricted stock awards, restricted stock units and performance shares granted under the 2016 LTIP is 10 years.
Effective May 4, 2016, no additional awards will be granted under the 2011 Long-Term Incentive Plan (the “2011 LTIP”), the Accredo Health 2002 Long-Term Incentive Plan (the “Accredo Plan”), the ESI 2000 Long-Term Incentive Plan (the “2000 LTIP”) or the Medco 2002 Stock Incentive Plan (the “2002 SIP”) (except to settle awards outstanding under these plans), all of which authorized the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. However, the terms of these plans will continue to govern awards outstanding under these plans.
The provisions of the 2016 LTIP, 2011 LTIP, the Accredo Plan, the 2000 LTIP and the 2002 SIP (collectively, the “stock incentive plans”) allow employees to use shares to cover tax withholdings on stock awards (a feature which has also been approved by the Compensation Committee of our Board of Directors). Upon vesting of restricted stock units and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to the statutory withholding requirements for federal, state and local tax purposes. Awards are settled by issuance of new shares. The maximum term of stock options, restricted stock units and performance shares is generally 10 years. The tax benefit related to employee stock compensation recognized during the years ended December 31, 2017, 2016 and 2015 was $34.9 million, $24.2 million and $41.3 million, respectively.
As of January 1, 2017, under ASU 2016-09, excess tax benefits are prospectively recognized as income tax expense on our consolidated statement of operations and prospectively recognized as an operating activity on our consolidated statement of cash flows for the year ended December 31, 2017. Prior periods have not been retrospectively adjusted for adoption of this standard. We have also elected to continue to estimate the number of awards expected to vest. The remaining amendments to this standard, as noted in Note 1 - Summary of significant accounting policies, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
Restricted stock units and performance shares. We have issued restricted stock units to certain officers, directors and employees and performance shares to certain officers and employees under our stock-based compensation plans. Restricted stock units generally have three-year graded vesting and performance shares generally have three-year cliff vesting. Awards are subject to accelerated vesting under certain specified circumstances, including upon a change in control and termination, and are also subject to forfeiture without consideration upon termination of employment under certain circumstances. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of certain performance metrics.
As of December 31, 2017 and 2016, unearned compensation related to restricted stock units and performance shares was $65.5 million and $44.5 million, respectively. We recorded pre-tax compensation expense related to restricted stock units and performance shares of $74.2 million, $60.2 million and $71.1 million in the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of restricted stock units and performance shares vested during the years ended December 31, 2017, 2016 and 2015 was $61.9 million, $56.3 million and $80.6 million, respectively. The weighted-average remaining recognition period for restricted stock units and performance shares is 2.0 years.

A summary of the status of restricted stock units and performance shares as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below.

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	1.9	$75.04
Granted	1.7	67.54
Other(1)	0.1	77.01
Released	(0.9)	76.18
Forfeited/cancelled	(0.3)	70.08
Outstanding at end of year	2.5	70.12
Vested and deferred at end of year	0.1	71.40
Non-vested at end of year	2.4	$70.09

(1)	Represents additional performance shares issued above the original grant for achieving certain performance metrics.
Stock options. We have issued stock options to certain officers, directors and employees under our stock-based compensation plans to purchase shares of our common stock at fair market value on the date of grant. Stock options generally have three-year graded vesting.
As of December 31, 2017 and 2016, unearned compensation related to stock options was $14.4 million and $34.5 million, respectively. We recorded pre-tax compensation expense related to stock options of $25.4 million, $46.8 million and $46.0 million in the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average remaining recognition period for stock options is 1.5 years.
A summary of the status of stock options as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below.

	Shares (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at beginning of year	19.5	$61.02
Granted	0.8	66.85
Exercised	(2.3)	46.35
Forfeited/cancelled	(0.8)	75.65
Outstanding at end of year	17.2	62.56	4.5	$237.4
Awards exercisable at end of year	13.3	$59.83	3.4	$220.1

(1)	Amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
For the years ended December 31, 2017, 2016 and 2015, the net excess/(shortfall) tax benefits related to stock options exercised during the year was $(0.9) million, $13.0 million and $58.2 million, respectively. Upon adoption of ASU 2016-09 on January 1, 2017, excess tax benefits are prospectively recognized as operating cash flow for the year ended December 31, 2017, and as financing cash flow for the years ended December 31, 2016 and 2015 in our consolidated statement of cash flows.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected life of option	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.5%-2.1%	0.9%-1.9%	1.0%-1.7%
Expected volatility of stock	21%-23%	20%-25%	19%-26%
Expected dividend yield	None	None	None
Weighted-average volatility of stock	22.4%	22.3%	24.0%

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of stock options is derived from historical data of employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding stock options. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. The expected volatility is based on historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense recognized in future periods.
Cash proceeds and intrinsic value related to total stock options exercised and weighted-average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 are provided in the following table:

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Proceeds from stock options exercised	$93.0	$95.5	$213.2
Intrinsic value of stock options exercised	49.3	71.1	212.8
Weighted-average fair value per share of options granted during the year	$13.89	$13.76	$18.03
11. Commitments and contingencies
Lease agreements. We have entered into noncancellable agreements to lease certain offices, distribution facilities and operating equipment with terms from one to eleven years. The majority of our lease agreements include renewal options to extend the agreements from one to five years. Rental expense under the office and distribution facilities leases in the years ended December 31, 2017, 2016 and 2015 was $69.3 million, $62.9 million and $62.5 million, respectively. The future minimum lease payments, including interest, due under noncancellable leases as of December 31, 2017 are shown below (in millions):

Year Ended December 31,	Minimum Operating Lease Payments	Minimum Capital Lease Payments
2018	$62.2	$23.0
2019	50.9	8.3
2020	45.6	3.2
2021	37.6	2.8
2022	27.8	2.9
Thereafter	42.6	8.7
Total	$266.7	$48.9
Purchase commitments. As of December 31, 2017, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to experience and current business plans. These future purchase commitments as of December 31, 2017 are summarized below (in millions):

Year Ended December 31,	Future Purchase Commitments
2018	$81.8
2019	63.2
2020	8.2
2021	4.9
2022	—
Thereafter	—
Total	$158.1
Other contingencies. For the year ended December 31, 2017, approximately 54% of the total dollar value of our pharmaceutical purchases were through one wholesaler. We believe alternative sources are readily available. Except for customer concentration described in Note 13 - Segment information, we believe no other concentration risks exist at

December 31, 2017. See Note 3 - Acquisitions and divestiture for description of a contingent arrangement with certain equity holders, who are key employees of eviCore.
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
When a loss contingency is not believed to be both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is believed to be at least a reasonable possibility and material, we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose an estimate cannot be made.
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
For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe such proceedings, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an unexpected adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year. For purposes of this Note 11, the “Company” refers to Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters described below.
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that the Company and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence and requested the case be dismissed with prejudice, which the court granted on January 4, 2018, and plaintiffs are appealing.

•
In re: PBM Antitrust Litigation. The following two cases involving the Company were transferred to the United States District Court for the Eastern District of Pennsylvania: Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., and North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc., et al. Plaintiffs assert claims for violation of the Sherman Antitrust Act. The court has entered an order denying class certification in the Brady case and decertifying the class against the Company in the North Jackson case. These cases have been administratively closed on the court’s docket.

•
Anthem, Inc. v. Express Scripts, Inc. Anthem, Inc. (for purposes of this Note 11, “Anthem”) filed this lawsuit alleging various breach of contract claims against the Company relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that the Company failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that the Company is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that the Company is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13.0 billion in additional pricing concessions over the remaining term of the agreement as well as $1.8 billion for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Note 11, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, the Company filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of the Company’s amended counterclaims.

•
In re Express Scripts Holdings Company Securities Litigation. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016, and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, Plaintiff filed an amended complaint alleging similar claims. On November 20, 2017, defendants filed a motion to dismiss the second amended complaint, which has been fully briefed and is ripe for the court’s consideration.

•
M. Scott Brewer, et al., in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, et al. Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched and also asserting a claim for corporate waste. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment and imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. As of August 21, 2017, defendants’ motion to stay or dismiss was fully briefed and ripe for the court’s consideration. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs have until February 28, 2018 to file an amended complaint.

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

•
Missouri State Action (Circuit Court of St. Louis County, State of Missouri). The following three cases have been consolidated in Missouri state court: Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, et al.; Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, et al.; and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, et al. These cases were consolidated on December 21, 2016, and on April 13, 2017, plaintiffs filed a consolidated amended complaint. Plaintiffs’ consolidated amended complaint alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On August 11, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York.

•
Kurt Wilson v. George Paz, et al. Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, were unjustly enriched, committed abuse of control and gross mismanagement, and that certain defendants engaged in “insider selling.” Plaintiff adopts many of Anthem’s Allegations in support of the claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiff seeks damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On December 8, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that the Company engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that the Company breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that the Company violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. The Company’s motion to dismiss was granted on January 5, 2018 and plaintiffs are appealing.

•
MSP Recovery Claims, Series, LLC, et al. v. CVS Health Corporation, et al. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain analog insulin products in return for higher rebate payments and that these agreements had the effect of driving up analog insulin costs for the putative class members. Plaintiffs assert claims for purported RICO violations, common law fraud and unjust enrichment. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On January 19, 2018, plaintiffs voluntarily dismissed this case.

•
Jeanine Prescott, et al. v. CVS Health Corporation, et al. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain blood glucose test strips in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such test strips for the putative class members and violated RICO, ERISA and the competition and consumer protection laws of various states. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On November 28, 2017, the court granted the motion of certain defendants, including the Company, to transfer this action to the United States District Court for the District of New Jersey.

•
Michael Bewley, et al. v. CVS Health Corporation, et al. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain glucagon products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up the costs of such products for the putative class members and violated Sections 1 and 3 of the Sherman Act, RICO, ERISA and the competition and consumer protection laws of various states, U.S. territories and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. On November 7, 2017, the court granted defendants’ motion to transfer this action to the United States District Court for the District of New Jersey.

•
Elan and Adam Klein, et al. v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; Medco Health Solutions, Inc.; CVS Health Corp.; Caremark, L.L.C.; Caremark Rx, L.L.C.; and CaremarkPCS Health, L.L.C. Plaintiffs allege that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products). The Company moved to dismiss Plaintiffs’ claims, and Plaintiffs recently responded by filing an amended complaint. The case is subject to a conditional order transferring the proceedings to a Kansas federal court for centralization with a multidistrict litigation, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). The Company has filed a motion to vacate the conditional transfer order, which was granted. Klein and Brannon have been consolidated and plaintiffs have until April 2, 2018 to file a consolidated complaint.

•
Traci Brannon, Lindsey Rizzo, and Jamie Herr v. Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., and Prime Therapeutics, LLC. Plaintiffs make similar allegations to those in the Klein complaint described above. The case is subject to a pending request to consolidate the proceedings into a multidistrict litigation also pending in Kansas federal court, In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices & Antitrust Litigation, MDL No. 2785 (J.P.M.L). The Company successfully opposed consolidation and the case was transferred to the United States District Court for the District of Minnesota. Klein and Brannon have been consolidated and plaintiffs have until April 2, 2018 to file a consolidated complaint.

•
Frank Barnett, et al. v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., and UnitedHealth Group, Inc., OptumRx, Inc. Plaintiffs allege, inter alia, that the defendants entered into “exclusionary” agreements that granted exclusive formulary placement for certain analog insulin products in return for higher rebate payments. The complaint alleges that these agreements had the effect of driving up analog insulin costs for the putative class members and violated Sections 1 and 3 of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the competition and consumer protection laws of various states, U.S. territories, and the District of Columbia. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. This action has been consolidated with the related Boss and Christensen actions (described below) and a third related action In re Insulin Pricing Litigation. On December 26, 2017, interim class counsel filed a consolidated amended complaint under the In re Insulin Pricing Litigation docket that no longer names the PBM Defendants as defendants.

•
Julia Boss, et al. v. CVS Health Corporation, Caremark Rx, LLC, Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., Sanofi-Aventis U.S. LLC, Novo Nordisk Inc., and Eli Lilly and Company. Plaintiffs allege similar allegations to those alleged in the Barnett complaint described above. In addition, plaintiffs also allege that defendants violated ERISA. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. As explained above, this action has been consolidated with the Barnett, Christensen and In re Insulin Pricing Litigation actions, and interim class counsel has filed a consolidated amended complaint that no longer names the PBM Defendants as defendants.

•
Scott Christensen, et al. v. Novo Nordisk, Inc., Eli Lilly and Company, Sanofi-Aventis U.S., LLC, Express Scripts Holding Company, Express Scripts, Inc., CVS Health Corp., and UnitedHealth Group, Inc., OptumRx, Inc. Plaintiffs allege similar allegations to those alleged in the Barnett complaint described above. Plaintiffs seek treble damages, equitable relief and attorneys’ fees and costs. As explained above, this action has been consolidated with the Barnett, Boss and In re Insulin Pricing Litigation actions, and interim class counsel has filed a consolidated amended complaint that no longer names the PBM Defendants as defendants.

•
City of Rockford and Acument Global Technologies, Inc. v. Mallinckrodt ARD, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, Express Scripts Holding Company, Express Scripts, Inc., CuraScript, Inc., d/b/a CuraScript, SD, Accredo Health Group, Inc., and United BioSource Corporation. Plaintiffs filed a second amended complaint on behalf of a putative class of third party payors for Acthar and their beneficiaries alleging that Mallinckrodt ARD, Inc. and Mallinckrodt plc (for purposes of this Note 11, collectively “Mallinckrodt”), the manufacturer of Acthar, an adrenocorticotropic hormone (“ACTH”), unlawfully maintained a monopoly in an alleged market for ACTH drugs by, inter alia, acquiring its only potential competitor. Plaintiffs also allege that Mallinckrodt and ESI fixed the price of Acthar, and that alleged agreements involving CuraScript, Inc., Accredo Health Group, Inc., and United BioSource Corporation unlawfully restrain trade. Plaintiffs assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust laws, and RICO, as well as claims for common law fraud and unjust enrichment. Further, the City of Rockford (“Rockford”) alleges that ESI breached its PBM Services Agreement with Rockford and asserts claims for breach of contract, promissory estoppel, and breach of the implied covenant of good faith and fair dealing, and also seeks a declaratory judgment. Plaintiffs seek treble damages, equitable relief, and attorneys’ fees and costs. On January 22, 2018, the Company defendants filed a motion to dismiss the second amended complaint.

•
MSP Recovery Claims, Series LLC, MAO-MSO Recovery II, LLC, MSP Recovery, LLC, MSPA Claims 1, LLC v. Mallinckrodt Ard, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt PLC, and United BioSource Corporation. Plaintiffs make similar allegations to those in the Rockford complaint filed in Illinois in April 2017. Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. On January 17, 2018, the court granted defendants’ motion to transfer the case from the Central District of California to the Northern District of Illinois, where the Rockford case is pending. On February 23, 2018, UBC filed a motion to dismiss the complaint.

•	We are the subject of various qui tam matters, including:

•
Health Choice Alliance, LLC, on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc., Healthstar Communications, Inc., VMS Biomarketing, Covance, Inc., and United Biosource Corporation. A lawsuit was filed against Eli Lilly and Company, Inc. (“Lilly”) and its vendors, including UBC, regarding services Lilly engaged them to provide with respect to insulin drugs Humalog and Humulin and osteoporosis drug Forteo (collectively, the “Lilly Products”). Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action.

The relator claims that: (1) Healthstar Communications, Inc. and VMS Biomarketing assisted Lilly in providing in-kind remuneration to prescribers in the form of free nursing services to induce such prescribers to prescribe the Lilly Products; (2) Lilly contracted with and paid remuneration to nurse educators to recommend the Lilly Products; and (3) Covance, Inc. and UBC assisted Lilly in providing in-kind remuneration to prescribers in the form of reimbursement support services that saved prescribers administrative expenses, which services were provided to induce such prescribers to prescribe the Lilly Products. The relator alleges these were kickbacks that violated the federal Anti-Kickback Statute. The relator alleges that the defendants violated the federal False Claims Act and state false claims acts by submitting claims for payment for the Lilly Products to government health programs, including Medicare and Medicaid, that were rendered false by virtue of the violations of the federal Anti-Kickback Statute. The relator seeks treble damages, civil penalties and restitution. On January 12, 2018, plaintiffs filed a first amended complaint. On February 21, 2018, UBC filed a motion to dismiss the first amended complaint.

•
United States ex. rel. Steve Greenfield, et al. v. Medco Health Solutions, Inc., Accredo Health Group, Inc., and Hemophilia Health Services, Inc. The complaint alleges defendants violated the federal False Claims Act, the Anti-Kickback Statute, the Civil Monetary Penalty Statute and various state and local false claims statutes. The court granted the Company’s motion for summary judgment and Greenfield appealed the decision. On January 19, 2018, the Court of Appeals for the Third Circuit affirmed summary judgment.

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

•
Insulin/Epinephrine Pricing Investigations. The Company has received inquiries from various state Attorneys General offices in connection with pending investigations into potential unfair and deceptive acts or practices related to the pricing, reimbursement and rebates for insulin and epinephrine products and possible contracts, combinations or conspiracies in restraint of trade in the setting of prices for insulin and epinephrine products.

•
Opioids Investigations. The Company received a request for information from the Office of Attorney General of New York regarding steps taken by the Company to fight opioid abuse in connection with a pending investigation into opioid-related deaths, overdoses, and hospitalizations.

•	Relationships with Pharmaceutical Manufacturers. The Company has received inquiries relating to its contractual relationships with pharmaceutical manufacturers.
Investigations under the federal False Claims Act and most state false claims acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing of a complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.
In addition to the foregoing matters there have arisen various legal proceedings, government investigations, inquiries and audits or claims in the ordinary course of our business now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based on estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.

12. Enterprise value initiative
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative (“EVI”) to transform our organization through the end of 2021, in part due to the decision by Anthem not to renew our contract, which expires at the end of 2019. We are investing to deliver an improved experience with better engagement and greater efficiency and evolve the way we do business with patients, providers and our clients. Our EVI is currently estimated to incur a cost of approximately $600.0 million to $650.0 million, which is expected to be incurred through 2021.

Beginning in the third quarter of 2017, we have incurred incremental costs within the PBM Segment in order to achieve the future benefit of our enterprise-wide initiative. There were no such comparable costs throughout 2016. The components of these incremental costs are detailed below.

Year Ended December 31,
(in millions)	2017
Consulting and contingent labor	$34.6
Severance and related benefit costs	6.9
Accelerated depreciation	0.9
Site closures	0.4
Total EVI Costs	$42.8
Of the total EVI costs reflected above, $5.0 million and $37.8 million is reflected in the “Cost of revenues” and “Selling, general and administrative”, respectively, within our consolidated statement of operations.
We did not have material liabilities related to our enterprise value initiative as of December 31, 2017 or 2016.
13. Segment information
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated three operating segments (CuraScript Specialty Distribution, eviCore, and UBC), that do not meet the quantitative and qualitative criteria to be separately reported. eviCore was acquired on December 15, 2017, and UBC was sold on December 27, 2017.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes for the respective years ended December 31.

(in millions)	PBM(1)	Other Business Operations(2)	Total
2017
Product revenues:
Network revenues(3)	$49,562.2	$—	$49,562.2
Home delivery and specialty revenues(4)	44,334.2	—	44,334.2
Other revenues(5)	—	4,361.8	4,361.8
Service revenues	1,363.6	442.8	1,806.4
Total revenues	95,260.0	4,804.6	100,064.6
Depreciation and amortization expense	1,769.7	32.3	1,802.0
Operating income	5,407.0	87.0	5,494.0
Interest income and other			42.9
Interest expense and other			(607.9)
Income before income taxes			4,929.0
Capital expenditures	248.1	19.3	267.4

(in millions)	PBM(1)	Other Business Operations(2)	Total
2016
Product revenues:
Network revenues(3)	$51,402.5	$—	$51,402.5
Home delivery and specialty revenues(4)	43,685.6	—	43,685.6
Other revenues(5)	—	3,538.4	3,538.4
Service revenues(6)	1,421.4	239.6	1,661.0
Total revenues(6)	96,509.5	3,778.0	100,287.5
Depreciation and amortization expense	2,124.1	30.5	2,154.6
Operating income(6)	5,080.0	7.8	5,087.8
Interest income and other			34.1
Interest expense and other			(694.8)
Income before income taxes			4,427.1
Capital expenditures	307.9	22.5	330.4
2015
Product revenues:
Network revenues(3)	$56,472.6	$—	$56,472.6
Home delivery and specialty revenues(4)	40,830.1	—	40,830.1
Other revenues(5)	—	2,453.7	2,453.7
Service revenues	1,657.6	337.8	1,995.4
Total revenues	98,960.3	2,791.5	101,751.8
Depreciation and amortization expense	2,328.7	30.4	2,359.1
Operating income	4,262.2	77.1	4,339.3
Interest income and other			24.8
Interest expense and other			(500.3)
Income before income taxes			3,863.8
Capital expenditures	269.1	26.8	295.9

(1)	Includes the results of operations for myMatrixx subsequent to acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to acquisition on December 15, 2017 and results of operations for UBC prior to its sale on December 27, 2017.

(3)	Includes retail pharmacy co-payments of $8,241.3 million, $8,569.2 million and $9,170.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Includes revenues related to drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(5)	Includes revenues related to drugs distributed through patient assistance programs, which was sold on December 27, 2017.

(6)
Other Business Operations service revenues, total revenues and operating income as of December 31, 2016 includes an adjustment made in 2016 to decrease revenues and operating income by $86.1 million related to years prior to 2016. We recognized the cumulative effect of this correction within our consolidated statement of operations in the fourth quarter of 2016. This adjustment was not considered material to any prior period presented.

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Our PBM revenues collected are primarily comprised of total prescription price, which includes a negotiated price with the client, member co-payments, fees-for-service and offsets to revenues we consider client discounts, which include manufacturer rebates and administrative fees payable to clients, obligations under financial and service guarantees to clients and pricing discounts. Other Business Operations product revenues primarily consist of distribution of specialty pharmaceuticals. PBM service revenues include fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs; as well as other fee-for-service arrangements, such as medication counseling services and certain specialty services. Other Business Operations service revenues include revenues related to medical benefit management services as of December 15, 2017, the date of the acquisition of eviCore, and, prior to the sale of UBC on December 27, 2017, also included revenues related to data analytics and research.
Following is the summary of total assets by reportable segment:

	December 31,
(in millions)	2017	2016
PBM	$48,562.6	$50,432.7
Other Business Operations	5,693.2	1,312.2
Total assets	$54,255.8	$51,744.9
Following are the revenues from our clients representing 10% or greater of our consolidated revenues for each respective period:

	December 31,
	2017	2016	2015
Anthem	19%	17%	16%
Department of Defense	12%	12%	13%
Revenues earned by our international businesses totaled $110.6 million, $98.3 million and $82.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. All other revenues were earned in the United States. Long-lived assets of our international businesses (consisting primarily of computer software) totaled $29.7 million and $24.1 million as of December 31, 2017 and 2016, respectively. All other long-lived assets are domiciled in the United States.

14. Quarterly financial data (unaudited)
Following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second(1)	Third	Fourth(2)
Fiscal 2017
Revenues(3)	$24,654.9	$25,347.5	$24,683.4	$25,378.8
Cost of revenues(3)	22,782.2	23,186.3	22,445.7	22,888.3
Gross profit	1,872.7	2,161.2	2,237.7	2,490.5
Selling, general and administrative	818.1	782.6	759.3	908.1
Operating income	1,054.6	1,378.6	1,478.4	1,582.4
Net income(4)	550.3	805.5	845.0	2,330.9
Less: Net income attributable to non-controlling interest	4.0	3.7	3.3	3.3
Net income attributable to Express Scripts(4)	$546.3	$801.8	$841.7	$2,327.6
Basic earnings per share attributable to Express Scripts(4)	$0.91	$1.38	$1.47	$4.12
Diluted earnings per share attributable to Express Scripts(4)	$0.90	$1.37	$1.46	$4.10
Fiscal 2016
Revenues(3)(5)	$24,791.8	$25,222.3	$25,410.1	$24,863.3
Cost of revenues(3)	22,944.8	23,061.1	23,136.0	22,525.1
Gross profit	1,847.0	2,161.2	2,274.1	2,338.2
Selling, general and administrative	906.2	904.9	858.1	863.5
Operating income(5)	940.8	1,256.3	1,416.0	1,474.7
Net income(4)	532.2	727.1	728.5	1,439.8
Less: Net income attributable to non-controlling interest	6.1	6.4	5.6	5.1
Net income attributable to Express Scripts(4)	$526.1	$720.7	$722.9	$1,434.7
Basic earnings per share attributable to Express Scripts(4)	$0.82	$1.14	$1.16	$2.36
Diluted earnings per share attributable to Express Scripts(4)	$0.81	$1.13	$1.15	$2.34

(1)
Due to the structure of the Anthem contract, certain additional PBM revenues and operating income related to Anthem were realized in the second quarters of each of 2017 and 2016 of $52.6 million and $106.6 million, respectively. Includes the results of operations for myMatrixx subsequent to its acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to its acquisition on December 15, 2017, and results of operations for UBC prior to its divestiture on December 27, 2017.

(3)
Includes retail pharmacy co-payments of $2,466.3 million and $2,541.0 million for the three months ended March 31, 2017 and 2016, respectively, $2,017.6 million and $2,136.4 million for the three months ended June 30, 2017 and 2016, respectively, $1,925.8 million and $2,008.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1,831.6 million and $1,883.3 million for the three months ended December 31, 2017 and 2016, respectively.

(4)
During the fourth quarter of 2017, as of result of federal tax reform legislation enacted on December 22, 2017, we have revalued our deferred tax assets and liabilities to reflect the reduction in the federal tax rate. This revaluation caused an increase in earnings of approximately $1,381.0 million. During the fourth quarter of 2016, we resolved the tax treatment of our 2012 divestiture of PolyMedica Corporation (Liberty) and recognized a net tax benefit of approximately $511.0 million.

(5)
Other Business Operations for the three months ended December 31, 2016 includes an adjustment made in 2016 to decrease revenues and operating income by $102.6 million, of which $86.1 million related to years prior to 2016 and $16.5 million related to interim 2016 period revenues. We recognized the cumulative effect of this correction within our consolidated statement of operations in the fourth quarter of 2016. This adjustment was not considered material to any prior period presented.

15. Condensed consolidating financial information
The senior notes issued by ESI, Medco and us are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by ESI, Medco and us, as applicable. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the periods for various reasons, including, but not limited to, intercompany transactions and integration of systems.
On October 26, 2017, the Company entered into an Amendment and Restatement Agreement with ESI, Medco, the lenders party thereto, Citibank, N.A., as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Company’s existing credit agreement, which amended and restated the Company’s existing credit agreement (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a five-year revolving loan facility in an aggregate principal amount of $3.5 billion and continues an existing five-year term loan in an outstanding aggregate principal amount of $2,625.0 million.
In connection with entering into the Credit Agreement, on October 26, 2017, the Company sent a notice to the respective trustees under the indentures governing the Company’s outstanding senior notes (including notes issued by ESI and Medco) that, effective as of October 26, 2017, simultaneously with the closing of the Credit Agreement, each of the guarantors under such indentures, other than the Company, ESI and Medco, as applicable, was automatically released from all of its respective obligations under such indentures and its respective guarantees of the outstanding senior notes of the Company, ESI and Medco issued thereunder. As such, the historical subsidiary guarantors have been combined with the historical subsidiary non-guarantors, to reflect the new subsidiary non-guarantor presentation effective as of October 26, 2017, as shown below. The condensed consolidating financial information is presented separately for:

(i)	Express Scripts (the Parent Company), the issuer of certain guaranteed obligations;

(ii)	ESI, guarantor, the issuer of additional guaranteed obligations;

(iii)	Medco, guarantor, the issuer of additional guaranteed obligations;

(iv)	Non-guarantor subsidiaries, on a combined basis;

(v)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Express Scripts, ESI, Medco and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)	Express Scripts and subsidiaries on a consolidated basis.
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
In conjunction with the ongoing reorganization, during 2017, we executed certain intercompany agreements and transfer pricing agreements effective retrospectively to January 1, 2017. These intercompany agreements resulted in increased operating expenses for our non-guarantors and reduced operating expenses for ESI in the condensed consolidating statement of operations for the year ended December 31, 2017, as well as increased interest expense for Medco and our non-guarantors and reduced interest expense for Express Scripts. The transfer pricing agreements resulted in increased revenues and operating expenses for ESI, Medco and our non-guarantors with a resulting increase in the eliminations column. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2017
Cash and cash equivalents	$1,031.0	$114.5	$—	$1,164.1	$—	$2,309.6
Receivables, net	—	3,740.9	971.3	2,344.1	—	7,056.3
Other current assets	—	350.7	2.1	2,238.4	—	2,591.2
Total current assets	1,031.0	4,206.1	973.4	5,746.6	—	11,957.1
Property and equipment, net	—	166.1	3.2	382.0	—	551.3
Computer software, net	—	640.0	—	174.9	—	814.9
Investments in subsidiaries	52,546.3	14,350.2	8,926.0	—	(75,822.5)	—
Intercompany	—	847.1	2,531.5	17,624.0	(21,002.6)	—
Goodwill	—	3,122.4	22,609.9	5,367.4	—	31,099.7
Other intangible assets, net	—	449.5	5,917.1	3,259.3	—	9,625.9
Other assets	8.2	112.6	80.3	42.7	(36.9)	206.9
Total assets	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8
Claims and rebates payable	$—	$7,389.4	$2,574.3	$224.8	$—	$10,188.5
Accounts payable	—	840.3	34.0	2,881.4	—	3,755.7
Accrued expenses	126.6	1,192.7	272.7	1,277.3	—	2,869.3
Short-term debt and current maturities of long-term debt	194.8	—	838.1	—	—	1,032.9
Total current liabilities	321.4	9,422.4	3,719.1	4,383.5	—	17,846.4
Long-term debt	14,141.9	336.7	502.9	—	—	14,981.5
Intercompany	21,002.6	—	—	—	(21,002.6)	—
Deferred taxes	—	—	1,392.2	1,207.1	(36.9)	2,562.4
Other liabilities	—	457.1	258.4	24.7	—	740.2
Non-controlling interest	—	—	—	5.7	—	5.7
Express Scripts stockholders’ equity	18,119.6	13,677.8	35,168.8	26,975.9	(75,822.5)	18,119.6
Total liabilities and stockholders’ equity	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2016
Cash and cash equivalents	$583.5	$1,234.2	$4.4	$1,255.1	$—	$3,077.2
Receivables, net	—	3,595.8	878.7	2,587.6	—	7,062.1
Other current assets	—	194.3	—	2,029.8	—	2,224.1
Total current assets	583.5	5,024.3	883.1	5,872.5	—	12,363.4
Property and equipment, net	—	205.0	3.4	398.6	—	607.0
Computer software, net	—	621.1	—	91.5	—	712.6
Investments in subsidiaries	44,372.3	11,248.2	9,068.3	—	(64,688.8)	—
Intercompany	—	—	1,606.5	14,663.7	(16,270.2)	—
Goodwill	—	3,122.4	22,609.9	3,545.5	—	29,277.8
Other intangible assets, net	—	682.2	6,924.5	1,030.2	—	8,636.9
Other assets	7.1	173.5	25.0	46.9	(105.3)	147.2
Total assets	$44,962.9	$21,076.7	$41,120.7	$25,648.9	$(81,064.3)	$51,744.9
Claims and rebates payable	$—	$6,182.3	$2,654.6	$—	$—	$8,836.9
Accounts payable	—	1,118.2	42.5	2,715.0	—	3,875.7
Accrued expenses	125.0	1,147.2	368.4	1,352.6	—	2,993.2
Short-term debt and current maturities of long-term debt	722.3	—	—	—	—	722.3
Total current liabilities	847.3	8,447.7	3,065.5	4,067.6	—	16,428.1
Long-term debt	13,137.0	336.2	1,372.8	—	—	14,846.0
Intercompany	14,742.6	1,527.6	—	—	(16,270.2)	—
Deferred taxes	—	—	2,468.9	1,239.7	(105.3)	3,603.3
Other liabilities	—	378.4	228.0	17.3	—	623.7
Non-controlling interest	—	—	—	7.8	—	7.8
Express Scripts stockholders’ equity	16,236.0	10,386.8	33,985.5	20,316.5	(64,688.8)	16,236.0
Total liabilities and stockholders’ equity	$44,962.9	$21,076.7	$41,120.7	$25,648.9	$(81,064.3)	$51,744.9

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2017
Revenues	$—	$69,006.3	$19,323.7	$63,170.4	$(51,435.8)	$100,064.6
Operating expenses	—	68,674.4	18,901.2	58,430.8	(51,435.8)	94,570.6
Operating income	—	331.9	422.5	4,739.6	—	5,494.0
Other (expense) income:
Interest (expense) income and other, net	(509.0)	7.1	(56.0)	(7.1)	—	(565.0)
Intercompany interest income (expense)	512.2	(97.5)	(158.6)	(256.1)	—	—
Other (expense) income, net	3.2	(90.4)	(214.6)	(263.2)	—	(565.0)
Income before income taxes	3.2	241.5	207.9	4,476.4	—	4,929.0
Provision (benefit) for income taxes	2.0	73.6	(688.2)	1,009.9	—	397.3
Income before equity in earnings of subsidiaries	1.2	167.9	896.1	3,466.5	—	4,531.7
Equity in earnings of subsidiaries	4,516.2	2,845.8	438.9	—	(7,800.9)	—
Net income	$4,517.4	$3,013.7	$1,335.0	$3,466.5	$(7,800.9)	$4,531.7
Less: Net income attributable to non-controlling interest	—	—	—	14.3	—	14.3
Net income attributable to Express Scripts	4,517.4	3,013.7	1,335.0	3,452.2	(7,800.9)	4,517.4
Other comprehensive income	9.4	9.4	—	9.4	(18.8)	9.4
Comprehensive income attributable to Express Scripts	$4,526.8	$3,023.1	$1,335.0	$3,461.6	$(7,819.7)	$4,526.8
For the year ended December 31, 2016
Revenues	$—	$39,265.7	$24,395.0	$41,666.1	$(5,039.3)	$100,287.5
Operating expenses	—	36,484.0	23,160.5	40,594.5	(5,039.3)	95,199.7
Operating income	—	2,781.7	1,234.5	1,071.6	—	5,087.8
Other (expense) income:
Interest expense and other, net	(546.7)	(61.9)	(51.2)	(0.9)	—	(660.7)
Intercompany interest income (expense)	312.2	(156.1)	—	(156.1)	—	—
Other expense, net	(234.5)	(218.0)	(51.2)	(157.0)	—	(660.7)
Income (loss) before income taxes	(234.5)	2,563.7	1,183.3	914.6	—	4,427.1
Provision (benefit) for income taxes	(85.6)	952.7	(81.3)	213.7	—	999.5
Income (loss) before equity in earnings of subsidiaries	(148.9)	1,611.0	1,264.6	700.9	—	3,427.6
Equity in earnings (loss) of subsidiaries	3,553.3	1,080.5	(402.8)	—	(4,231.0)	—
Net income	$3,404.4	$2,691.5	$861.8	$700.9	$(4,231.0)	$3,427.6
Less: Net income attributable to non-controlling interest	—	—	—	23.2	—	23.2
Net income attributable to Express Scripts	3,404.4	2,691.5	861.8	677.7	(4,231.0)	3,404.4
Other comprehensive income	1.7	1.7	—	1.7	(3.4)	1.7
Comprehensive income attributable to Express Scripts	$3,406.1	$2,693.2	$861.8	$679.4	$(4,234.4)	$3,406.1

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2015
Revenues	$—	$39,582.1	$30,137.6	$36,215.6	$(4,183.5)	$101,751.8
Operating expenses	—	37,272.4	28,940.4	35,383.2	(4,183.5)	97,412.5
Operating income	—	2,309.7	1,197.2	832.4	—	4,339.3
Other (expense) income:
Interest expense and other, net	(341.7)	(75.7)	(53.5)	(4.6)	—	(475.5)
Intercompany interest income (expense)	281.2	(140.6)	—	(140.6)	—	—
Other expense, net	(60.5)	(216.3)	(53.5)	(145.2)	—	(475.5)
Income (loss) before income taxes	(60.5)	2,093.4	1,143.7	687.2	—	3,863.8
Provision (benefit) for income taxes	(22.0)	767.1	427.4	191.8	—	1,364.3
Income (loss) before equity in earnings of subsidiaries	(38.5)	1,326.3	716.3	495.4	—	2,499.5
Equity in earnings (loss) of subsidiaries	2,514.9	1,052.1	(579.8)	—	(2,987.2)	—
Net income	$2,476.4	$2,378.4	$136.5	$495.4	$(2,987.2)	$2,499.5
Less: Net income attributable to non-controlling interest	—	—	—	23.1	—	23.1
Net income attributable to Express Scripts	2,476.4	2,378.4	136.5	472.3	(2,987.2)	2,476.4
Other comprehensive loss	(16.1)	(16.1)	—	(16.1)	32.2	(16.1)
Comprehensive income attributable to Express Scripts	$2,460.3	$2,362.3	$136.5	$456.2	$(2,955.0)	$2,460.3

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2017
Net cash flows provided by operating activities	$4.8	$1,601.3	$509.3	$3,475.1	$(239.2)	$5,351.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,378.4)	(122.7)	—	—	—	(3,501.1)
Capital expenditures for property and equipment and computer software	—	(187.7)	—	(79.7)	—	(267.4)
Net cash proceeds from the sale of business	—	—	85.3	—	—	85.3
Other, net	—	(16.5)	1.9	7.2	—	(7.4)
Net cash (used in) provided by investing activities	(3,378.4)	(326.9)	87.2	(72.5)	—	(3,690.6)
Cash flows from financing activities:
Treasury stock acquired	(2,938.0)	—	—	—	—	(2,938.0)
Proceeds from long-term debt, net of discounts	1,398.9	—	—	—	—	1,398.9
Repayment of long-term debt	(1,125.0)	—	—	—	—	(1,125.0)
Commercial paper borrowings, net	194.8	—	—	—	—	194.8
Net proceeds from employee stock plans	81.0	—	—	—	—	81.0
Other, net	(13.2)	(33.6)	—	(237.3)	239.2	(44.9)
Net intercompany transactions	6,222.6	(2,360.5)	(600.9)	(3,261.2)	—	—
Net cash (used in) provided by financing activities	3,821.1	(2,394.1)	(600.9)	(3,498.5)	239.2	(2,433.2)
Effect of foreign currency translation adjustment	—	—	—	4.9	—	4.9
Net (decrease) increase in cash and cash equivalents	447.5	(1,119.7)	(4.4)	(91.0)	—	(767.6)
Cash and cash equivalents at beginning of year	583.5	1,234.2	4.4	1,255.1	—	3,077.2
Cash and cash equivalents at end of year	$1,031.0	$114.5	$—	$1,164.1	$—	$2,309.6

For the year ended December 31, 2016
Net cash flows provided by (used in) operating activities	$(14.7)	$2,946.7	$964.6	$1,259.8	$(237.0)	$4,919.4
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(232.1)	—	(98.3)	—	(330.4)
Other, net	—	(12.2)	2.1	(11.4)	—	(21.5)
Net cash (used in) provided by investing activities	—	(244.3)	2.1	(109.7)	—	(351.9)
Cash flows from financing activities:
Treasury stock acquired	(4,746.9)	—	—	—	—	(4,746.9)
Proceeds from long-term debt, net of discounts	5,986.8	—	—	—	—	5,986.8
Repayment of long-term debt	(3,901.3)	(1,662.6)	(368.6)	—	—	(5,932.5)
Net proceeds from employee stock plans	87.2	—	—	—	—	87.2
Other, net	(49.3)	810.1	4.5	(1,074.7)	237.0	(72.4)
Net intercompany transactions	3,221.7	(2,573.0)	(601.1)	(47.6)	—	—
Net cash (used in) provided by financing activities	598.2	(3,425.5)	(965.2)	(1,122.3)	237.0	(4,677.8)
Effect of foreign currency translation adjustment	—	—	—	1.2	—	1.2
Net (decrease) increase in cash and cash equivalents	583.5	(723.1)	1.5	29.0	—	(109.1)
Cash and cash equivalents at beginning of year	—	1,957.3	2.9	1,226.1	—	3,186.3
Cash and cash equivalents at end of year	$583.5	$1,234.2	$4.4	$1,255.1	$—	$3,077.2

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the year ended December 31, 2015
Net cash flows provided by (used in) operating activities	$(12.0)	$2,581.4	$1,146.0	$1,176.4	$(43.5)	$4,848.3
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(193.6)	—	(102.3)	—	(295.9)
Other, net	—	20.1	—	7.3	—	27.4
Net cash used in investing activities	—	(173.5)	—	(95.0)	—	(268.5)
Cash flows from financing activities:
Treasury stock acquired	(5,500.0)	—	—	—	—	(5,500.0)
Proceeds from long-term debt, net of discounts	5,500.0	—	—	—	—	5,500.0
Repayment of long-term debt	(2,890.8)	—	(500.0)	—	—	(3,390.8)
Net proceeds from employee stock plans	183.1	—	—	—	—	183.1
Other, net	(28.0)	21.9	36.3	(83.0)	43.5	(9.3)
Net intercompany transactions	2,747.7	(1,428.5)	(679.9)	(639.3)	—	—
Net cash (used in) provided by financing activities	12.0	(1,406.6)	(1,143.6)	(722.3)	43.5	(3,217.0)
Effect of foreign currency translation adjustment	—	—	—	(9.1)	—	(9.1)
Net increase in cash and cash equivalents	—	1,001.3	2.4	350.0	—	1,353.7
Cash and cash equivalents at beginning of year	—	956.0	0.5	876.1	—	1,832.6
Cash and cash equivalents at end of year	$—	$1,957.3	$2.9	$1,226.1	$—	$3,186.3

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were (1) designed to ensure material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. On December 15, 2017, we completed the acquisition of eviCore healthcare (“eviCore”). Due to the timing of the acquisition, we have elected to exclude eviCore from our evaluation of the effectiveness of our internal controls over financial reporting. eviCore is included in our 2017 consolidated financial statements and, with respect to our evaluation of internal controls over financial reporting, represents less than 1% of both total assets and revenues as of and for the year ended December 31, 2017. Based on our evaluation under such framework, our management concluded our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II — Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2017 and 2016
Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.
Schedule II — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2017, 2016 and 2015

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(*)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year ended 12/31/15	$165.1	$26.1	$—	$103.9	$87.3
Year ended 12/31/16	87.3	33.5	—	45.8	75.0
Year ended 12/31/17	75.0	48.3	—	28.0	95.3
Valuation Allowance for Deferred Tax Assets
Year ended 12/31/15	$87.5	$4.9	$—	$—	$92.4
Year ended 12/31/16	92.4	—	—	61.2	$31.2
Year ended 12/31/17	31.2	119.1	—	26.3	$124.0

(*)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries, and reductions in the valuation allowance.
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

Exhibit No.	Title
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

4.6
Third Supplemental Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.4 to Express Scripts, Inc.’s Current Report on Form 8-K filed June 10, 2009, File No. 000-20199.

4.7
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

4.8
Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed April 6, 2012.

4.9
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

4.10
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

4.11
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

4.12
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

4.13
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

4.14
Eleventh Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

Exhibit No.	Title

4.15
Twelfth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

4.16
Thirteenth Supplemental Indenture, dated as of June 5, 2014, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed June 5, 2014.

4.17
Sixteenth Supplemental Indenture, dated as of February 25, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed February 25, 2016.

4.18
Seventeenth Supplemental Indenture, dated as of February 25, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed February 25, 2016.

4.19
Eighteenth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.20
Nineteenth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.21
Twentieth Supplemental Indenture, dated as of July 5, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 5, 2016.

4.22
Twenty-Second Supplemental Indenture, dated as of November 30, 2017, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 30, 2017.

4.23
Twenty-Third Supplemental Indenture, dated as of November 30, 2017, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Calculation Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 30, 2017.

4.24
Twenty-Fourth Supplemental Indenture, dated as of November 30, 2017, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 30, 2017.

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

10.14(3)
Executive Employment Agreement dated as of January 13, 2014, between Express Scripts Holding Company and George Paz, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed January 14, 2014.

10.15(3)
First Amendment dated September 9, 2015 to the Executive Employment Agreement of George Paz, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Current Report on Form 8-K filed September 11, 2015.

10.16(3)
Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Express Scripts Holding Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.17(3)
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

10.19
Form of Indemnification Agreement with members of Express Scripts Holding Company’s board of directors and each of its executive officers, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 5, 2014.

10.20
Amendment and Restatement Agreement, dated as of October 26, 2017, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto, Citibank N.A., as successor administrative agent, and Credit Suisse AG, Cayman Islands Branch, as existing administrative agent, relating to the Credit Agreement dated as of April 28, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2017.

10.21	Form of Commercial Paper Dealer Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2017.

10.22(3)
Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Appendix A to the Express Scripts Holding Company’s Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016.

10.23(3)	Executive Employment Agreement with Timothy Wentworth dated May 4, 2016, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed May 4, 2016.

Exhibit No.	Title
10.24(3)
Form of Executive Employment Agreement entered into with certain executive officers (including named executive officers) other than the CEO, incorporated by reference to Exhibit 10.1 to Express Scripts Holding Company’s Current Report on Form 8-K filed March 8, 2017.

10.25(3)
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company to non-employee directors under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Express Scripts Holding Company’s Current Report on Form 8-K filed May 4, 2016.

10.26(3)
Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by the Company to non-employee directors under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Express Scripts Holding Company’s Current Report on Form 8-K filed May 4, 2016.

10.27(3)
Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Express Scripts Holding Company’s Current Report on Form 8-K filed May 4, 2016.

10.28(3)
Form of Performance Share Award Notice used with respect to grants of performance shares by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Express Scripts Holding Company’s Current Report on Form 8-K filed May 4, 2016.

10.29(3)
Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to Express Scripts Holding Company’s Current Report on Form 8-K filed May 4, 2016.

10.30(3)
Transition and Release Agreement, dated October 30, 2017, between the Company and Eric Slusser, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2017.

12.1(2)	Statement regarding computation of ratio of earnings to fixed charges.

21.1(2)	Subsidiaries of Express Scripts Holding Company.

23.1(2)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1(2)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(2)	Certification by James M. Havel, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(2)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2(2)	Certification by James M. Havel, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.INS(2)	XBRL Taxonomy Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

EXPRESS SCRIPTS HOLDING COMPANY

February 27, 2018	By:	/s/ Timothy Wentworth
Timothy Wentworth
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wentworth
Timothy Wentworth	Director, President and Chief Executive Officer	February 27, 2018

/s/ James M. Havel
James M. Havel	Executive Vice President and Chief Financial Officer	February 27, 2018

/s/ Bradley Phillips
Bradley Phillips	Vice President, Chief Accounting Officer and Corporate Controller	February 27, 2018

/s/ George Paz
George Paz	Chairman	February 27, 2018

/s/ Maura C. Breen
Maura C. Breen	Director	February 27, 2018

/s/ William J. DeLaney
William J. DeLaney	Director	February 27, 2018

/s/ Elder Granger
Elder Granger	Director	February 27, 2018

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 27, 2018

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director	February 27, 2018

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 27, 2018

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 27, 2018

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 27, 2018

/s/ Roderick A. Palmore
Roderick A. Palmore	Director	February 27, 2018

/s/ William L. Roper
William L. Roper	Director	February 27, 2018

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 27, 2018