Form 10-Q
period 2018-03-31
Express Scripts Holding Co.
filed 2018-05-02
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of April 27, 2018:	561,721,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,317.6	$2,309.6
Receivables, net	6,793.6	7,056.3
Inventories	2,027.8	2,124.9
Prepaid expenses and other current assets	335.8	466.3
Total current assets	11,474.8	11,957.1
Property and equipment, net	552.9	551.3
Computer software, net	818.6	814.9
Goodwill	31,105.1	31,099.7
Other intangible assets, net	9,232.8	9,625.9
Other assets	221.4	206.9
Total assets	$53,405.6	$54,255.8

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$9,969.4	$10,188.5
Accounts payable	3,957.4	3,755.7
Accrued expenses	2,710.7	2,869.3
Short-term debt and current maturities of long-term debt	85.6	1,032.9
Total current liabilities	16,723.1	17,846.4
Long-term debt	14,900.5	14,981.5
Deferred taxes	2,496.5	2,562.4
Other liabilities	837.4	740.2
Total liabilities	34,957.5	36,130.5
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 865.0 and 862.3, respectively; shares outstanding: 561.7 and 564.4, respectively	8.7	8.6
Additional paid-in capital	23,651.5	23,537.8
Accumulated other comprehensive loss	(5.7)	(2.9)
Retained earnings	16,941.8	16,318.6
	40,596.3	39,862.1
Common stock in treasury at cost, 303.3 and 297.9 shares, respectively	(22,153.8)	(21,742.5)
Total Express Scripts stockholders’ equity	18,442.5	18,119.6
Non-controlling interest	5.6	5.7
Total stockholders’ equity	18,448.1	18,125.3
Total liabilities and stockholders’ equity	$53,405.6	$54,255.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Revenues	$24,769.4	$24,654.9
Cost of revenues	22,890.0	22,782.2
Gross profit	1,879.4	1,872.7
Selling, general and administrative	917.8	818.1
Operating income	961.6	1,054.6
Other (expense) income:
Interest income and other	12.0	6.3
Interest expense and other	(154.0)	(145.7)
	(142.0)	(139.4)
Income before income taxes	819.6	915.2
Provision for income taxes	193.7	364.9
Net income	625.9	550.3
Less: Net income attributable to non-controlling interest	2.7	4.0
Net income attributable to Express Scripts	$623.2	$546.3

Weighted-average number of common shares outstanding during the period:
Basic	562.8	601.0
Diluted	567.1	605.1
Earnings per share:
Basic	$1.11	$0.91
Diluted	$1.10	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$625.9	$550.3
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2.8)	1.2
Comprehensive income	623.1	551.5
Less: Comprehensive income attributable to non-controlling interest	2.7	4.0
Comprehensive income attributable to Express Scripts	$620.4	$547.5
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2017	862.3	$8.6	$23,537.8	$(2.9)	$16,318.6	$(21,742.5)	$5.7	$18,125.3
Net income	—	—	—	—	623.2	—	2.7	625.9
Other comprehensive loss	—	—	—	(2.8)	—	—	—	(2.8)
Treasury stock acquired	—	—	—	—	—	(411.3)	—	(411.3)
Changes in stockholders’ equity related to employee stock plans	2.7	0.1	113.7	—	—	—	—	113.8
Distributions to non-controlling interest, net of contributions	—	—	—	—	—	—	(2.8)	(2.8)
Balance at March 31, 2018	865.0	$8.7	$23,651.5	$(5.7)	$16,941.8	$(22,153.8)	$5.6	$18,448.1
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$625.9	$550.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498.8	445.6
Deferred income taxes	(65.6)	(53.3)
Employee stock-based compensation expense	32.3	27.1
Other, net	0.1	18.6
Changes in operating assets and liabilities:
Receivables	255.8	102.9
Inventories	97.0	203.6
Other current and noncurrent assets	129.1	29.4
Claims and rebates payable	(221.3)	(50.6)
Accounts payable	215.3	(280.0)
Accrued expenses	(140.2)	(10.5)
Other noncurrent liabilities	84.4	17.3
Net cash flows provided by operating activities	1,511.6	1,000.4
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	(100.4)	(45.8)
Acquisitions, net of cash acquired	(23.1)	—
Other, net	(6.0)	(2.3)
Net cash used in investing activities	(129.5)	(48.1)
Cash flows from financing activities:
Repayment of long-term debt	(831.4)	(37.5)
Treasury stock acquired	(420.7)	(837.4)
Commercial paper borrowings (repayments), net	(195.0)	—
Net proceeds from employee stock plans	82.3	14.5
Other, net	(7.2)	(6.1)
Net cash used in financing activities	(1,372.0)	(866.5)
Effect of foreign currency translation adjustment	(2.1)	0.8
Net increase in cash and cash equivalents	8.0	86.6
Cash and cash equivalents at beginning of period	2,309.6	3,077.2
Cash and cash equivalents at end of period	$2,317.6	$3,163.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of significant accounting policies
Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the Notes to the Consolidated Financial Statements included in our consolidated financial statements for the year ended December 31, 2017, included in Item 8 - Consolidated Financial Statements and Supplementary Data, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2018. For a description of our accounting policies, refer to the Notes to the Consolidated Financial Statements included therein.
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of March 31, 2018, the consolidated balance sheet as of December 31, 2017, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for the three months ended March 31, 2018 and 2017, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2018, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2018 and 2017. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Subsequent to December 15, 2017, the date of acquisition, our Other Business Operations segment includes medical benefit management services provided by CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”). See Note 5 - Acquisition for further description. Prior to December 27, 2017, our Other Business Operations segment also included consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. These services were provided by United BioSource Holdings, Inc. (“UBC”), which we sold on December 27, 2017.
On March 8, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cigna Corporation (“Cigna”) and certain subsidiaries of Cigna whereby Cigna will acquire Express Scripts Holding Company (“Express Scripts”) in a cash and stock transaction valued on announcement at approximately $67.0 billion, including Cigna’s assumption of approximately $15.0 billion in Express Scripts debt. The merger consideration per share of Company common stock will consist of (i) 0.2434 of a fully paid and nonassessable share of common stock of the combined company and (ii) the right to receive $48.75 in cash, without interest. Upon closing of the transaction, Cigna shareholders are expected to own approximately 64% of the combined company and Express Scripts shareholders are expected to own approximately 36%. Consummation of the merger is subject to certain customary conditions, including approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement and approval by the holders of a majority of the outstanding shares of Cigna common stock entitled to vote on the adoption of the Merger Agreement, the shares of common stock of the combined company to be issued in the merger having been approved for listing on the New York Stock Exchange, the receipt of certain necessary governmental and regulatory approvals without the imposition of Burdensome Conditions (as defined in the Merger Agreement), the lack of pending litigation instituted by certain governmental entities to enjoin, restrain or prohibit the merger, and the receipt by each of the Company and Cigna of certain tax opinions. On April 23, 2018, Cigna and Express Scripts each received a request for additional information and documentary material from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transaction. The merger is expected to be completed by December 31, 2018. Until the closing, we will continue to operate as an independent company.
Adopted new accounting guidance. In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. We adopted ASC Topic 606, as of January 1, 2018, using the modified retrospective method applied to all contracts. The effect of initially applying the new revenue standard did not result in an opening balance adjustment to retained earnings as of the beginning of the earliest comparative period presented, however, it did result in an increase to both revenues and cost of revenues for the period ended March 31, 2018. The following are the impacts of the new revenue standard upon adoption:

•	resulted in reclassifications between revenues and cost of revenues,

•
provided new guidance for evaluating performance obligations, which affected how we understand the nature of our promises to customers, the control we have in PBM arrangements, and the principal-agent analysis, and resulted in changing recognition of certain contracts from net to gross, and

•	required non-cash consideration associated with a certain contract where the client replenishes inventory to be recognized at fair value.
These changes resulted in an increase to both revenues and cost of revenues of $798.8 million for the three months ended March 31, 2018, with no impact to gross profit.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and applied retrospectively. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this guidance effective January 1, 2018, retrospectively, with no significant impact on our consolidated financial statements for the three months ended March 31, 2018 and 2017. In certain historical periods, debt extinguishment costs were reclassified from an operating activity to a financing activity as a result of adoption.
New accounting guidance not yet adopted. In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. This ASU is intended to increase transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
Note 2 - Revenue
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Revenue recognition - PBM. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).
Our PBM contracts with customers generally obligate us to provide prescription drugs to the client’s members through multiple distribution methods, including retail network, home delivery, and specialty pharmacies as needed. We provide a service of integrating the goods and services selected by our clients into one overall output for which the client has contracted. Thus, PBM contracts generally contain a single performance obligation. We have elected the practical expedient to account for shipping and handling as a fulfillment activity. The nature of our performance obligation is to stand ready to process claims, dispense prescription drugs, and provide other services over the contractual period (generally three years); the quantity or timing of the service provided is in the control of our clients’ members. As such, our performance obligation forms a series of distinct periods of time over which we stand ready to perform. Our performance obligation is satisfied as we complete each period’s (day’s) obligations.
Consideration from PBM contracts is variable in nature because fees are based on services provided to members and claims processed, which can vary from period to period and are outside of our control. Fees are invoiced to our clients either on a periodic basis (e.g., monthly) or as service is provided (e.g., based on volume of claims processed or other service provided) and payment terms are due within 30 days. Variable consideration in our PBM contracts meets the criteria to be allocated to the distinct period of time to which it occurs because (i) it is related to the activities performed to satisfy the performance obligation during that period and (ii) it represents the value provided to our customers over the contract term.
Revenues related to dispensing prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member

(co-payment), plus any associated fees for services. The variable consideration associated with retail network transactions is recognized as revenue when claims are adjudicated. We act as a principal in the arrangement and we include the total prescription price as revenues. Through adjudication, we control the process of dispensing the drug even though physical delivery is provided by a retail network pharmacy. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies. These factors indicate we have control over the transaction before the prescription is transferred to the member and, thus, that we are acting as a principal. As such, we record the total prescription price contracted with clients in revenues.
In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instruct retail pharmacies to collect from members, are included in our revenues and our cost of revenues.
When prescriptions are dispensed from our home delivery pharmacies, control of the prescription transfers and revenue is recognized when drugs are shipped. At the time of shipment, our earnings process is complete; the obligation of our customer to pay for the drugs is fixed and, due to the nature of the product, the member may not return the drugs or receive a refund.
Revenues from our specialty pharmacies are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which have sensitive handling and storage needs and from providing fertility pharmaceuticals to providers and patients. Control of specialty revenues earned by our PBM segment transfers to the customer at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances, which represent variable consideration and are estimated based on collection experience. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Historically, adjustments to our original estimates have not been material. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends and are not material.
Revenues from our PBM segment are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network. These revenues include management fees received from these programs.
Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to the payment of performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period and accruals are recorded as an offset to revenues if we determine our performance against the guarantee indicates a potential contract liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have not been material.
Revenue recognition - Other Business Operations. Revenues from our Other Business Operations segment are earned from the distribution of specialty pharmaceuticals and medical supplies to providers, clinics and hospitals and performance-oriented fees paid by specialty pharmacy manufacturers. Revenues from our Other Business Operations segment are also earned through integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. Prior to the sale of UBC on December 27, 2017, revenues from our Other Business Operations also included fee-for-service arrangements which were earned from late-stage clinical trials, risk management and drug safety services associated with UBC.
For contracts in which we are distributing prescription drugs, control transfers to the customer and revenues are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and historically have not experienced a significant level of reshipments. Receivables are recorded at the net realizable value and there are no material reserves or allowances.
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
We provide a significant service of integrating the goods and services selected by our clients into one overall output for which the client has contracted. Thus, medical benefit management contracts generally contain a single performance obligation. The nature of our performance obligation is to stand ready to provide services over the contractual period (generally three years), but the quantity or timing of the service provided is in the control of our clients’ members. Also, our performance obligation forms a series of distinct periods of time over which we stand ready to perform. Our performance obligation is satisfied as we complete each period’s (day’s) obligations.
Consideration from medical benefits management contracts is variable in nature because fees are based on member enrollment, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. We have control over pricing. Contractual fees are invoiced to our clients monthly and payment terms are due within 30 days. The variable consideration in our medical benefits management contracts meets the criteria to be allocated to the distinct period of time to which it relates because (i) it is due to the activities performed to satisfy the performance obligation during that period and (ii) it represents the consideration to which we expect to be entitled. However, consideration that is impacted by more than one distinct period of service (e.g., annual credits due to clients) are estimated and allocated to the entire period to which performance relates.
Certain arrangements in our medical benefit management contracts include provisions that require us to share with the client the costs or profits of the program in the event medical claims experience is above or below certain specified targets as set forth in the respective contract. The final settlement is dependent on each distinct day’s performance within the annual measurement period but cannot be allocated to specific days until the full measurement period has occurred and performance can be assessed. As such, this is a form of variable consideration estimated at contract inception and updated through the measurement period (i.e. the contract year), to the extent the risk of reversal does not exist and the consideration is not constrained. The estimated profits and costs are recognized net in revenues.
Rebate accounting. We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. If rebates are provided in conjunction with claims processing and home delivery services provided to clients in PBM contracts, they are not considered distinct within the contract from claim processing and other PBM services. Rebates are considered a form of variable consideration. Rebates and administrative fees earned for the administration of this program are recorded as a reduction of cost of revenues and the portion of the rebate and administrative fees payable to clients is treated as a reduction of revenues. The portion of rebates and administrative fees payable to clients is calculated based on historical and/or anticipated sharing percentages as defined within our contracts with clients. These payables are adjusted to actual when amounts are paid to clients subsequent to collections from pharmaceutical manufacturers; historically, these adjustments have not been material. We pay all or a contractually agreed upon portion of such rebates to our clients. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; this is the period to which this variable consideration relates and to which it is allocated, and rebate amounts are not dependent upon future purchases with the pharmaceutical company. If rebates are provided in a contract with a customer that does not include claims processing, our performance obligation is to arrange for the customer to receive rebates from pharmaceutical manufacturers. Rebates and administrative fees for these services are recorded in revenue, net of rebates and administrative fees payable to the customer. Reserves for estimated uncollectible rebates from the manufacturers are included in accounts receivable.

Disaggregated revenue. The following table disaggregates our revenue by product and service, distribution method, and segment:

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended March 31, 2018
Product revenues:
Network revenues(3)(4)	$12,262.5	$—	$12,262.5
Home delivery and specialty revenues(4)(5)	10,602.7	—	10,602.7
Other revenues	—	956.3	956.3
Product revenues	22,865.2	956.3	23,821.5
Service revenues	307.3	640.6	947.9
Total revenues	23,172.5	1,596.9	24,769.4
For the three months ended March 31, 2017
Product revenues:
Network revenues(3)	$12,406.4	$—	$12,406.4
Home delivery and specialty revenues(5)	10,828.4	—	10,828.4
Other revenues(6)	—	1,010.2	1,010.2
Product revenues	23,234.8	1,010.2	24,245.0
Service revenues	326.5	83.4	409.9
Total revenues	23,561.3	1,093.6	24,654.9

(1)	Includes the results of operations for myMatrixx subsequent to acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to acquisition on December 15, 2017, and results of operations for UBC prior to its sale on December 27, 2017.

(3)	Includes retail pharmacy co-payments of $2,492.4 million and $2,466.3 million for the three months ended March 31, 2018 and 2017, respectively.

(4)	Includes the impact of the increase to both revenues and cost of revenues of $798.8 million related to the adoption of ASC Topic 606 effective January 1, 2018.

(5)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(6)	Includes other revenues related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.
Contract balances. For PBM contracts, contract liabilities arise due to financial and performance guarantees that we have made to our clients. We measure our performance against these guarantees throughout the period and recognize a contract liability as indicated by our performance. Guarantees also fluctuate based on the timing of payments. Our contract liability balance was $885.1 million and $785.6 million as of March 31, 2018 and December 31, 2017, respectively, and are presented within the “Accrued expenses” line item of the consolidated balance sheet.
Contract liabilities balances also arise when we receive set-up fees or other up-front fees from our customers. This is generally uncommon, but may occur in some cases when we onboard a new client. Upfront fees are recognized as revenue over the contract term (generally three years).
We have no material contract asset balances as of March 31, 2018 or December 31, 2017.
Transaction price allocated to remaining performance obligations. As described above, our performance obligation forms a series of distinct periods of time over which we stand ready to perform, and is satisfied as we complete our obligation. Our contracts with PBM customers generally have a term of three years, while our specialty distribution contracts generally have a term of less than 30 days because each sale of prescription drugs is a separate contract. Our contracts to manage medical benefits and provide utilization management services generally have a term of three years. Since the remaining variable consideration will be allocated to a wholly unsatisfied promise that forms part of a single performance obligation recognized under the series guidance, we have applied the optional exemption to exclude this disclosure.
Note 3 - Fair value measurements
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
The fair values, which approximate the carrying values, of our 2015 five-year term loan (Level 2) and commercial paper borrowings (Level 2) (as defined in Note 8 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes, which are estimated based on observable market information (Level 2), were $12,996.7 million and $14,215.7 million as of March 31, 2018 and December 31, 2017, respectively. See Note 8 - Financing for further description of the carrying values of our debt. In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.
Note 4 - Receivables, net

Included within “Receivables, net” are the following, which are reflected net of our allowance for doubtful accounts, customer credit allowances and contractual allowances:

(in millions)	March 31, 2018	December 31, 2017
Trade receivables, net of total reserves and allowances of $455.5 million and $466.6, respectively	$3,846.8	$4,101.6
Pharmaceutical manufacturers receivables, net of contractual allowances for certain rebates receivable of $423.3 million and $414.1 million, respectively	2,565.7	2,580.8
Other receivables	381.1	373.9
Total receivables, net	$6,793.6	$7,056.3
Note 5 - Acquisition
eviCore acquisition. Effective December 15, 2017, we acquired 100% of eviCore, a leading provider of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes, for approximately $3.6 billion. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology, and contracts with health plans and commercial clients to promote the appropriate use of healthcare services. eviCore is reported within our Other Business Operations segment.
We executed a contingent arrangement with certain equity holders, who are key employees of eviCore, in which $81.1 million will be paid, 50% upon each of the second and third anniversaries of the effective date of the merger. The employment arrangements provide payments are forfeited if the employee voluntarily terminates prior to the anniversary dates. The payments are accrued over the three-year period as post combination services are rendered and included as compensation costs within “Selling, general, and administrative” expense in our consolidated statement of operations.
The consolidated statement of operations for the three months ended March 31, 2018 includes eviCore’s revenues of $640.7 million and net loss of $6.1 million. Net loss includes $10.4 million related to the contingent arrangement described above and amortization expense.

The following represents the unaudited pro forma consolidated income statement as if eviCore had been included in the consolidated results of the Company’s operations for the three months ended March 31, 2017. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of eviCore to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets, redemption of debt outstanding and transaction costs incurred had been applied as of January 1, 2016, together with the consequential tax effects.

(in millions, except per share data)	For the three months ended March 31, 2017
Total revenues	$25,149.9
Net income attributable to Express Scripts	527.5
Basic earnings per share	0.88
Diluted earnings per share	$0.87
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$494.7
Property and equipment	15.2
Computer software	89.7
Goodwill	1,703.3
Acquired intangible assets	2,328.8
Other noncurrent assets	2.9
Current liabilities	(387.4)
Deferred income taxes	(592.3)
Other noncurrent liabilities	(9.0)
Total	$3,645.9
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

Note 6 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,434.2	$(106.8)	$29,327.4	$29,434.9	$(107.0)	$29,327.9
Other Business Operations	1,777.7	—	1,777.7	1,771.8	—	1,771.8
	$31,211.9	$(106.8)	$31,105.1	$31,206.7	$(107.0)	$31,099.7
Other intangible assets
PBM
Customer contracts	$17,530.3	$(10,685.2)	$6,845.1	$17,579.0	$(10,378.4)	$7,200.6
Trade names	232.5	(134.6)	97.9	232.5	(128.8)	103.7
	17,762.8	(10,819.8)	6,943.0	17,811.5	(10,507.2)	7,304.3
Other Business Operations
Customer relationships	2,282.5	(47.6)	2,234.9	2,272.7	(7.0)	2,265.7
Trade names	56.7	(1.8)	54.9	56.1	(0.2)	55.9
	2,339.2	(49.4)	2,289.8	2,328.8	(7.2)	2,321.6
Total other intangible assets	$20,102.0	$(10,869.2)	$9,232.8	$20,140.3	$(10,514.4)	$9,625.9
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2017	$29,327.9	$1,771.8	$31,099.7
Acquisitions(1)	—	5.9	5.9
Foreign currency translation	(0.5)	—	(0.5)
Balance at March 31, 2018	$29,327.4	$1,777.7	$31,105.1

(1)
Represents the acquisition of a company by eviCore in the first quarter of 2018. The acquisition is not material to our consolidated financial statements. Purchase accounting is still being finalized in relation to this acquisition.

The aggregate amount of amortization expense of other intangible assets was $403.5 million and $362.4 million for the three months ended March 31, 2018 and 2017, respectively.
Included in total amortization expense is $55.4 million, for both the three months ended March 31, 2018 and 2017, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which is included as an offset to revenues.
The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 10 to 20 years for customer contracts and relationships and 6 to 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life).

Note 7 - Earnings per share
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

	Three Months Ended March 31,
(in millions)	2018	2017
Weighted-average number of common shares outstanding during the period—basic	562.8	601.0
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	4.3	4.1
Weighted-average number of common shares outstanding during the period—diluted	567.1	605.1

(1)	Excludes equity award shares of 4.5 million and 9.0 million for the three months ended March 31, 2018 and 2017, respectively, because the effect is anti-dilutive.

Note 8 - Financing
Our debt, issued by ESI, Medco Health Solutions, Inc. (“Medco”) and us, net of unamortized discounts, premiums and financing costs, consists of:

			March 31, 2018	December 31, 2017
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Commercial paper
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	$—	$194.8
Senior notes(3)
$1,200.0 million, 7.125% senior notes due March 2018(4)	Medco	50	—	838.1
$1,000.0 million, 2.250% senior notes due June 2019(4)	Express Scripts	15	997.6	997.1
$500.0 million, 7.250% senior notes due June 2019(4)	ESI	50	336.8	336.7
$500.0 million, 4.125% senior notes due September 2020(4)	Medco	25	502.7	502.9
$500.0 million, 2.600% senior notes due November 2020(4)	Express Scripts	15	497.1	496.9
$400.0 million, floating rate senior notes due November 2020(5)	Express Scripts	N/A	397.8	397.6
$500.0 million, 3.300% senior notes due February 2021(4)	Express Scripts	35	497.1	496.9
$1,250.0 million, 4.750% senior notes due November 2021(4)	Express Scripts	45	1,242.1	1,241.6
$1,000.0 million, 3.900% senior notes due February 2022(4)	Express Scripts	40	987.8	987.0
$500.0 million, 3.050% senior notes due November 2022(4)	Express Scripts	15	495.4	495.2
$1,000.0 million, 3.000% senior notes due July 2023(4)	Express Scripts	25	993.9	993.6
$1,000.0 million, 3.500% senior notes due June 2024(4)	Express Scripts	20	990.2	989.8
$1,500.0 million, 4.500% senior notes due February 2026(4)	Express Scripts	45	1,483.6	1,483.1
$1,500.0 million, 3.400% senior notes due March 2027(6)	Express Scripts	30	1,490.1	1,489.8
$700.0 million, 6.125% senior notes due November 2041(4)	Express Scripts	50	444.2	444.2
$1,500.0 million, 4.800% senior notes due July 2046(4)	Express Scripts	40	1,483.7	1,483.6
Total senior notes			12,840.1	13,674.1
Term loan
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	2,146.0	2,145.5
Total debt			14,986.1	16,014.4
Current maturities of debt
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	—	194.8
$1,200.0 million, 7.125% senior notes due March 2018(3)(4)	Medco	50	—	838.1
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	85.6	—
Total short-term debt and current maturities of long-term debt			85.6	1,032.9
Total long-term debt			$14,900.5	$14,981.5

(1)
All senior notes, except for the floating rate senior notes due November 2020, are redeemable prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus the basis points as indicated, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The floating rate senior notes due November 2020 are redeemable prior to maturity at any time on or after December 3, 2018, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal amount being redeemed.

(2)
The commercial paper program (defined below) had weighted-average daily short-term borrowings of $129.4 million and $220.1 million and an average interest rate of 1.83% and 1.49% from January 1, 2018 through March 31, 2018 and from inception of the program through December 31, 2017, respectively.

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

(5)
The floating rate senior notes due November 2020 require interest to be paid quarterly beginning on March 1, 2018, until November 30, 2020 and had an average interest rate of 2.40% and 2.23% from January 1, 2018 through March 31, 2018 and from inception of the note through December 31, 2017, respectively.

(6)	Senior notes require interest to be paid semi-annually in March and September.

(7)	The 2015 five-year term loan (defined below) had an average interest rate of 2.76% and 2.30% as of March 31, 2018 and December 31, 2017, respectively.

Merger Agreement with Cigna. The Merger Agreement with Cigna limits our ability to incur additional indebtedness or to modify any of the terms of our outstanding debt obligations. The Merger Agreement generally provides that until closing or termination of the Merger Agreement, we cannot, without Cigna’s consent (which shall not be unreasonably withheld, conditioned or delayed), incur, assume, endorse, guarantee or otherwise become liable for, or modify the terms of, any indebtedness or issue or sell any debt securities or calls, options, warrants or other rights to acquire any debt securities, subject to certain exceptions.
Bank credit facilities. We have a credit agreement which includes a $3.5 billion revolving facility (the “2022 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At March 31, 2018, no amounts were drawn under the 2022 revolving facility. At March 31, 2018, $87.5 million of the 2015 five-year term loan and a proportionate amount of unamortized financing costs were considered current maturities of long-term debt.
The credit agreement requires interest to be paid, at our option, at LIBOR or an adjusted base rate, plus applicable margin. The applicable margin over LIBOR ranges from 0.805% to 1.300% for the 2022 revolving facility, depending on our consolidated leverage ratio, and ranges from 1.000% to 1.500% for the 2015 five-year term loan, depending on our consolidated leverage ratio. The applicable margin over the adjusted base rate ranges from 0.000% to 0.300% for the 2022 revolving facility, and 0.000% to 0.500% for the 2015 five-year term loan. We are required to pay commitment fees on the 2022 revolving facility, which range from 0.070% to 0.200% of the revolving loan commitments, depending on our credit ratings and consolidated leverage ratio.
As of March 31, 2018, we have one additional credit agreement providing for a $150.0 million uncommitted revolving credit facility executed August 2015 and amended most recently in May 2017 with a termination date of May 5, 2018. As of March 31, 2018, no amounts were drawn under this facility. In February 2018, we terminated a separate $130.0 million uncommitted revolving credit facility.
Commercial paper. We have a commercial paper program under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our borrowing capacity as it is fully backed by our 2022 revolving facility. The commercial paper notes will be jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. There were no commercial paper notes outstanding as of March 31, 2018.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. See above for description of the impact of the Merger Agreement on our financing activities. At March 31, 2018, we were in compliance with all covenants associated with our debt instruments.
Note 9 - Income taxes
Our effective tax rate attributable to Express Scripts decreased to 23.7% for the three months ended March 31, 2018, from 40.0% for the same period in 2017 primarily due to the impact of the reduction in federal corporate statutory rates from 35% to 21% due to federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 and changes in discrete tax items.
We recognized a net discrete income tax charge of $1.2 million for the three months ended March 31, 2018, compared to a net discrete income tax charge of $29.9 million for the same period in 2017. Our 2018 net discrete income tax charge primarily relates to changes in our unrecognized tax benefits. Our 2017 net discrete income tax charge primarily relates to changes in our unrecognized tax benefits and a revaluation of our net deferred tax attributes.
As of December 31, 2017, we recorded estimated provisional adjustments associated with the impacts of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the federal corporate tax rate to 21% and the mandatory one-time tax on accumulated earning of our foreign subsidiaries. We have not made any additional measurement period adjustments related to these items during the three months ended March 31, 2018, but we could make adjustments to the provisional amounts in the future based on any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service or other standard setting bodies.
Note 10 - Common stock
Under our share repurchase program, we repurchased 5.4 million shares for $411.3 million during the three months ended March 31, 2018 and 13.3 million shares for $902.6 million during the three months ended March 31, 2017. As of March 31, 2018, there were 72.9 million shares remaining under our share repurchase program. Share repurchases, made during the three months ended March 31, 2018, were made pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.
Note 11 - Stock-based compensation plans
Under the 2016 Long-Term Incentive Plan (the “2016 LTIP”), we may issue stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, performance shares and other types of awards. The maximum number of shares available for awards under the 2016 LTIP is 33.0 million. The maximum term of stock options, SARs, restricted stock awards, restricted stock units and performance shares granted under the 2016 LTIP is 10 years.
Effective May 4, 2016, no additional awards may be granted under the 2011 Long-Term Incentive Plan (the “2011 LTIP”), the Accredo Health, Incorporated 2002 Long-Term Incentive Plan (the “Accredo Plan”), the ESI 2000 Long-Term Incentive Plan (the “2000 LTIP”) or the Medco 2002 Stock Incentive Plan (the “2002 SIP”) (except to settle awards outstanding under these plans), all of which previously authorized the grant of various equity awards with various terms to our officers, members of our Board of Directors and other key employees. However, the terms of these plans will continue to govern awards outstanding under these plans.
The provisions of the 2016 LTIP, the 2011 LTIP, the Accredo Plan, the 2000 LTIP and the 2002 SIP (collectively, the “stock incentive plans”) allow employees to use shares to cover tax withholdings on equity awards (a feature which has been approved by the Compensation Committee of our Board of Directors). Upon vesting of restricted stock units and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to the statutory withholding requirements for federal, state and local tax purposes.
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
We recognized stock-based compensation expense of $32.3 million and $27.1 million in the three months ended March 31, 2018 and 2017, respectively. Unamortized stock-based compensation expense as of March 31, 2018 was $20.6 million for stock options and $144.9 million for restricted stock units and performance shares.
Stock options. During the three months ended March 31, 2018, we granted 0.8 million stock options with a weighted-average fair market value of $16.27 per share. Stock options granted generally have three-year graded vesting.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
	2018	2017
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	2.4%-2.7%	1.6%-2.1%
Expected volatility of stock	21%-24%	22%-23%
Expected dividend yield	None	None
The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of stock options granted is derived from historical data of employee exercises and post-vesting employment termination behavior as well as expected behavior on outstanding stock options. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense recognized in future periods.
Restricted stock units and performance shares. During the three months ended March 31, 2018, we granted 1.6 million restricted stock units and performance shares with a weighted-average fair market value of $73.77 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the three months ended March 31, 2018, 0.1 million shares of common stock were issued in settlement of performance shares granted in March 2015.
Note 12 - Commitments and contingencies
We are subject to various legal proceedings, investigations, government inquiries and claims pending against us or our subsidiaries, including, but not limited to, those relating to regulatory, commercial, employment and employee benefits. We record accruals for certain of our outstanding legal proceedings, investigations and claims when we believe it is probable a liability will be incurred and the amount of loss can be reasonably estimated. On a quarterly basis, we evaluate developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss both probable and reasonably estimable.
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
For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe such proceedings, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our cash flow or financial condition. We also believe any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an unexpected adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year. For purposes of this Note 12, the “Company” refers to Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters described below.
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that the Company and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence, requesting the case be dismissed with prejudice, which the court granted on January 4, 2018, and plaintiffs are appealing.

•
Anthem, Inc. v. Express Scripts, Inc. Anthem, Inc. (for purposes of this Note 12, “Anthem”) filed this lawsuit alleging various breach of contract claims against the Company relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that the Company failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that the Company is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that the Company is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13.0 billion in additional pricing concessions over the remaining term of the agreement as well as $1.8 billion for one year following any contract termination by Anthem, and $150.0 million in damages for service issues (for purposes of this Note 12, “Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, the Company filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of the Company’s amended counterclaims.

•
In re Express Scripts Holding Company Securities Litigation. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016, and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, Plaintiff filed an amended complaint alleging similar claims. On November 20, 2017, defendants filed a motion to dismiss the second amended complaint, which has been fully briefed and is ripe for the court’s consideration.

•
M. Scott Brewer, et al., in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, et al. Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched and also asserting a claim for corporate waste. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment and imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs filed an amended complaint on February 28, 2018.

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

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that the Company engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that the Company breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that the Company violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. The Company’s motion to dismiss was granted on January 5, 2018. On April 11, 2018, plaintiffs filed an appellate brief.

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

•
In re: EpiPen ERISA Litigation. Plaintiffs filed a consolidated class action complaint on April 2, 2018, alleging that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products).

•
City of Rockford and Acument Global Technologies, Inc. v. Mallinckrodt ARD, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, Express Scripts Holding Company, Express Scripts, Inc., CuraScript, Inc., d/b/a CuraScript, SD, Accredo Health Group, Inc., and United BioSource Corporation. Plaintiffs filed a second amended complaint on behalf of a putative class of third party payors for Acthar and their beneficiaries alleging that Mallinckrodt ARD, Inc. and Mallinckrodt plc (for purposes of this Note 12, collectively “Mallinckrodt”), the manufacturer of Acthar, an adrenocorticotropic hormone (“ACTH”), unlawfully maintained a monopoly in an alleged market for ACTH drugs by, inter alia, acquiring its only potential competitor. Plaintiffs also allege that Mallinckrodt and the Company fixed the price of Acthar, and that alleged agreements involving CuraScript, Inc., Accredo Health Group, Inc., and United BioSource Corporation unlawfully restrain trade. Plaintiffs assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust laws, and RICO, as well as claims for common law fraud and unjust enrichment. Further, the City of Rockford (“Rockford”) alleges that the Company breached its PBM Services Agreement with Rockford and asserts claims for breach of contract, promissory estoppel, and breach of the implied covenant of good faith and fair dealing, and also seeks a declaratory judgment. Plaintiffs seek treble damages, equitable relief, and attorneys’ fees and costs. On January 22, 2018, the Company defendants filed a motion to dismiss the second amended complaint, which has been fully briefed and we await the court’s ruling.

•
MSP Recovery Claims, Series LLC, MAO-MSO Recovery II, LLC, MSP Recovery, LLC, MSPA Claims 1, LLC v. Mallinckrodt Ard, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt PLC, and United BioSource Corporation. Plaintiffs make similar allegations to those in the Rockford complaint filed in April 2017. Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. On February 23, 2018, UBC filed a motion to dismiss the complaint, which has been fully briefed and we await the court’s ruling.

•	We are the subject of various qui tam matters, including:

•
Health Choice Alliance, LLC, on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc., Healthstar Communications, Inc., VMS Biomarketing, Covance, Inc., and United Biosource Corporation. A lawsuit was filed against Eli Lilly and Company, Inc. (“Lilly”) and its vendors, including UBC, regarding services Lilly engaged them to provide with respect to insulin drugs Humalog and Humulin and osteoporosis drug Forteo (collectively, the “Lilly Products”). Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The relator claims that: (1) Healthstar Communications, Inc. and VMS Biomarketing assisted Lilly in providing in-kind remuneration to prescribers in the form of free nursing services to induce such prescribers to prescribe the Lilly Products; (2) Lilly contracted with and paid remuneration to nurse educators to recommend the Lilly Products; and (3) Covance, Inc. and UBC assisted Lilly in providing in-kind remuneration to prescribers in the form of reimbursement support services that saved prescribers administrative expenses, which services were provided to induce such prescribers to prescribe the Lilly Products. The relator alleges these were kickbacks that violated the federal Anti-Kickback Statute. The relator alleges that the defendants violated the federal False Claims Act and state false claims acts by submitting claims for payment for the Lilly Products to government health programs, including Medicare and Medicaid, that were rendered false by virtue of the violations of the federal Anti-Kickback Statute. The relator seeks treble damages, civil penalties and restitution. On January 12, 2018, plaintiffs filed a first amended complaint. On February 21, 2018, UBC filed a motion to dismiss the first amended complaint, which has been fully briefed and we await the court’s ruling.

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
Note 13 - Enterprise value initiative
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

We incurred incremental costs within the PBM segment in order to achieve the future benefit of our enterprise value initiative. There were no such comparable costs for the three months ended March 31, 2017. The components of these incremental costs are detailed below.

(in millions)	Three Months Ended March 31, 2018
Consulting and temporary labor	$11.6
Severance and related benefit costs	3.6
Accelerated depreciation	0.4
Site closures	0.8
Technology	1.3
Total EVI costs	$17.7
Of the total EVI costs reflected above, $5.3 million and $12.4 million is reflected in the “Cost of revenues” and “Selling, general and administrative,” respectively, within our consolidated statement of operations. In addition to the costs noted above, we have capitalized $4.8 million of software development expenditures for the three months ended March 31, 2018.

Total pre-tax charges related to our enterprise value initiative since the inception of the project through March 31, 2018 have totaled approximately $60.5 million.
We did not have material liabilities related to our enterprise value initiative as of March 31, 2018 or December 31, 2017.

Note 14 - Segment information
We report segments on the basis of products and services offered and have determined we have two reportable segments: PBM and Other Business Operations. Within the Other Business Operations segment, we have aggregated two operating segments (CuraScript Specialty Distribution and eviCore) that do not meet the quantitative and qualitative criteria to be separately reported. eviCore was acquired on December 15, 2017. Prior to UBC’s sale on December 27, 2017, the Other Business Operations segment also aggregated our UBC operating segment.
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three months ended March 31, 2018 and 2017.

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended March 31, 2018
Product revenues(3)	$22,865.2	$956.3	$23,821.5
Service revenues	307.3	640.6	947.9
Total revenues	23,172.5	1,596.9	24,769.4
Depreciation and amortization expense	446.3	52.5	498.8
Operating income	929.4	32.2	961.6
Interest income and other			12.0
Interest expense and other			(154.0)
Income before income taxes			819.6
Capital expenditures	91.9	8.5	100.4
For the three months ended March 31, 2017
Product revenues(3)	$23,234.8	$1,010.2	$24,245.0
Service revenues(4)	326.5	83.4	409.9
Total revenues	23,561.3	1,093.6	24,654.9
Depreciation and amortization expense	439.6	6.0	445.6
Operating income	1,043.3	11.3	1,054.6
Interest income and other			6.3
Interest expense and other			(145.7)
Income before income taxes			915.2
Capital expenditures	41.6	4.2	45.8

(1)	Includes the results of operations for myMatrixx Holdings, Inc. (“myMatrixx”) subsequent to its acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to its acquisition on December 15, 2017, and results of operations for UBC prior to its sale on December 27, 2017.

(3)
Includes retail pharmacy co-payments of $2,492.4 million and $2,466.3 million for the three months ended March 31, 2018 and 2017, respectively. Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims. Also includes the impact of the increase to revenues of $798.8 million related to the adoption of ASC Topic 606 effective January 1, 2018.

(4)	Includes other revenues related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.
PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of certain fertility and specialty drugs. Our PBM revenues collected are primarily comprised of total prescription price, which includes a negotiated price with the client, member co-payments, fees-for-service and offsets to revenues we consider client discounts, which include manufacturer rebates and administrative fees payable to clients, obligations under financial and service guarantees to clients and pricing discounts. Other Business Operations product revenues primarily consist of distribution of specialty pharmaceuticals. PBM service revenues include fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs; as well as other fee-for-service arrangements, such as medication counseling services and certain specialty services. Other Business Operations service revenues include revenues related to medical benefit management services beginning on December 15,

2017, the date of the acquisition of eviCore, and, prior to the sale of UBC on December 27, 2017, also included revenues related to data analytics and research.
We have contracts with Anthem and the United States Department of Defense which represent 18% and 12%, respectively, of consolidated revenues for the three months ended March 31, 2018.
Note 15 - Condensed consolidating financial information
The senior notes issued by ESI, Medco and us are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by ESI, Medco and us, as applicable. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the periods for various reasons, including, but not limited to, intercompany transactions and integration of systems.
As described in Note 8 - Financing, we have a credit agreement which was amended on October 26, 2017. In connection with entering into the credit agreement, the Company sent a notice to the respective trustees under the indentures governing the Company’s outstanding senior notes (including notes issued by ESI and Medco) that, effective as of October 26, 2017, simultaneously with closing the credit agreement, each of the guarantors under such indentures, other than the Company, ESI and Medco, as applicable, was automatically released from all of its respective obligations under such indentures and its respective guarantees of the outstanding senior notes of the Company, ESI and Medco issued thereunder. As such, the historical subsidiary guarantors have been combined with the historical subsidiary non-guarantors, to reflect the new subsidiary non-guarantor presentation, as shown below. The condensed consolidating financial information is presented separately for:

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
In conjunction with the ongoing reorganization, during 2017, we executed certain intercompany agreements and transfer pricing agreements effective retrospectively to January 1, 2017. These intercompany agreements resulted in increased operating expenses for our non-guarantors and reduced operating expenses for ESI in the condensed consolidating statement of operations for the three months ended March 31, 2018, as well as changes in interest expense between Express Scripts, ESI, Medco and our non-guarantors. The transfer pricing agreements resulted in increased revenues and operating expenses for ESI, Medco and our non-guarantors with a resulting increase in the eliminations column. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of March 31, 2018
Cash and cash equivalents	$1,125.3	$133.5	$—	$1,058.8	$—	$2,317.6
Receivables, net	—	3,435.2	785.2	2,573.2	—	6,793.6
Other current assets	—	212.5	0.1	2,151.0	—	2,363.6
Total current assets	1,125.3	3,781.2	785.3	5,783.0	—	11,474.8
Property and equipment, net	—	173.7	3.2	376.0	—	552.9
Computer software, net	—	641.2	—	177.4	—	818.6
Investments in subsidiaries	53,200.8	14,875.6	8,994.8	—	(77,071.2)	—
Intercompany	—	1,403.8	1,794.6	18,446.3	(21,644.7)	—
Goodwill	—	3,122.4	22,609.9	5,372.8	—	31,105.1
Other intangible assets, net	—	391.3	5,665.4	3,176.1	—	9,232.8
Other assets	7.8	121.2	86.4	46.2	(40.2)	221.4
Total assets	$54,333.9	$24,510.4	$39,939.6	$33,377.8	$(98,756.1)	$53,405.6
Claims and rebates payable	$—	$7,463.0	$2,237.9	$268.5	$—	$9,969.4
Accounts payable	—	842.4	27.0	3,088.0	—	3,957.4
Accrued expenses	100.1	1,084.8	313.6	1,212.2	—	2,710.7
Short-term debt and current maturities of long-term debt	85.6	—	—	—	—	85.6
Total current liabilities	185.7	9,390.2	2,578.5	4,568.7	—	16,723.1
Long-term debt	14,061.0	336.8	502.7	—	—	14,900.5
Intercompany	21,644.7	—	—	—	(21,644.7)	—
Deferred taxes	—	—	1,328.6	1,208.1	(40.2)	2,496.5
Other liabilities	—	536.0	270.4	31.0	—	837.4
Non-controlling interest	—	—	—	5.6	—	5.6
Express Scripts stockholders’ equity	18,442.5	14,247.4	35,259.4	27,564.4	(77,071.2)	18,442.5
Total liabilities and stockholders’ equity	$54,333.9	$24,510.4	$39,939.6	$33,377.8	$(98,756.1)	$53,405.6

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2017
Cash and cash equivalents	$1,031.0	$114.5	$—	$1,164.1	$—	$2,309.6
Receivables, net	—	3,740.9	971.3	2,344.1	—	7,056.3
Other current assets	—	350.7	2.1	2,238.4	—	2,591.2
Total current assets	1,031.0	4,206.1	973.4	5,746.6	—	11,957.1
Property and equipment, net	—	166.1	3.2	382.0	—	551.3
Computer software, net	—	640.0	—	174.9	—	814.9
Investments in subsidiaries	52,546.3	14,350.2	8,926.0	—	(75,822.5)	—
Intercompany	—	847.1	2,531.5	17,624.0	(21,002.6)	—
Goodwill	—	3,122.4	22,609.9	5,367.4	—	31,099.7
Other intangible assets, net	—	449.5	5,917.1	3,259.3	—	9,625.9
Other assets	8.2	112.6	80.3	42.7	(36.9)	206.9
Total assets	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8
Claims and rebates payable	$—	$7,389.4	$2,574.3	$224.8	$—	$10,188.5
Accounts payable	—	840.3	34.0	2,881.4	—	3,755.7
Accrued expenses	126.6	1,192.7	272.7	1,277.3	—	2,869.3
Short-term debt and current maturities of long-term debt	194.8	—	838.1	—	—	1,032.9
Total current liabilities	321.4	9,422.4	3,719.1	4,383.5	—	17,846.4
Long-term debt	14,141.9	336.7	502.9	—	—	14,981.5
Intercompany	21,002.6	—	—	—	(21,002.6)	—
Deferred taxes	—	—	1,392.2	1,207.1	(36.9)	2,562.4
Other liabilities	—	457.1	258.4	24.7	—	740.2
Non-controlling interest	—	—	—	5.7	—	5.7
Express Scripts stockholders’ equity	18,119.6	13,677.8	35,168.8	26,975.9	(75,822.5)	18,119.6
Total liabilities and stockholders’ equity	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2018
Revenues	$—	$16,908.8	$4,250.5	$15,233.8	$(11,623.7)	$24,769.4
Operating expenses	—	16,824.0	4,149.7	14,457.8	(11,623.7)	23,807.8
Operating income	—	84.8	100.8	776.0	—	961.6
Other (expense) income:
Interest (expense) income and other, net	(158.3)	6.9	8.6	0.8	—	(142.0)
Intercompany interest income (expense)	159.6	(68.6)	(78.7)	(12.3)	—	—
Other (expense) income, net	1.3	(61.7)	(70.1)	(11.5)	—	(142.0)
Income before income taxes	1.3	23.1	30.7	764.5	—	819.6
Provision for income taxes	0.3	5.0	8.9	179.5	—	193.7
Income before equity in earnings of subsidiaries	1.0	18.1	21.8	585.0	—	625.9
Equity in earnings of subsidiaries	622.2	523.3	65.1	—	(1,210.6)	—
Net income	623.2	541.4	86.9	585.0	(1,210.6)	625.9
Less: Net income attributable to non-controlling interest	—	—	—	2.7	—	2.7
Net income attributable to Express Scripts	623.2	541.4	86.9	582.3	(1,210.6)	623.2
Other comprehensive loss	(2.8)	(2.8)	—	(2.8)	5.6	(2.8)
Comprehensive income attributable to Express Scripts	$620.4	$538.6	$86.9	$579.5	$(1,205.0)	$620.4

For the three months ended March 31, 2017
Revenues	$—	$9,952.9	$4,919.5	$10,876.7	$(1,094.2)	$24,654.9
Operating expenses	—	9,200.7	4,545.5	10,948.3	(1,094.2)	23,600.3
Operating income (loss)	—	752.2	374.0	(71.6)	—	1,054.6
Other (expense) income:
Interest expense and other, net	(124.1)	(3.1)	(11.0)	(1.2)	—	(139.4)
Intercompany interest income (expense)	49.8	(24.9)	—	(24.9)	—	—
Other expense, net	(74.3)	(28.0)	(11.0)	(26.1)	—	(139.4)
Income (loss) before income taxes	(74.3)	724.2	363.0	(97.7)	—	915.2
Provision (benefit) for income taxes	(27.3)	293.0	151.6	(52.4)	—	364.9
Income (loss) before equity in earnings of subsidiaries	(47.0)	431.2	211.4	(45.3)	—	550.3
Equity in earnings (loss) of subsidiaries	593.3	64.8	(114.1)	—	(544.0)	—
Net income (loss)	546.3	496.0	97.3	(45.3)	(544.0)	550.3
Less: Net income attributable to non-controlling interest	—	—	—	4.0	—	4.0
Net income (loss) attributable to Express Scripts	546.3	496.0	97.3	(49.3)	(544.0)	546.3
Other comprehensive income	1.2	1.2	—	1.2	(2.4)	1.2
Comprehensive income (loss) attributable to Express Scripts	$547.5	$497.2	$97.3	$(48.1)	$(546.4)	$547.5

Condensed Consolidating Statements of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2018
Net cash flows provided by (used in) operating activities	$(25.3)	$674.7	$96.0	$781.6	$(15.4)	$1,511.6
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(80.2)	—	(20.2)	—	(100.4)
Acquisition of business, net of cash acquired	—	—	—	(23.1)	—	(23.1)
Other, net	—	(3.7)	—	(2.3)	—	(6.0)
Net cash used in investing activities	—	(83.9)	—	(45.6)	—	(129.5)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(831.4)	—	—	(831.4)
Treasury stock acquired	(420.7)	—	—	—	—	(420.7)
Commercial paper borrowings (repayments), net	(195.0)	—	—	—	—	(195.0)
Net proceeds from employee stock plans	82.3	—	—	—	—	82.3
Other, net	(0.1)	(2.8)	—	(19.7)	15.4	(7.2)
Net intercompany transactions	653.1	(569.0)	735.4	(819.5)	—	—
Net cash (used in) provided by financing activities	119.6	(571.8)	(96.0)	(839.2)	15.4	(1,372.0)
Effect of foreign currency translation adjustment	—	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	94.3	19.0	—	(105.3)	—	8.0
Cash and cash equivalents at beginning of period	1,031.0	114.5	—	1,164.1	—	2,309.6
Cash and cash equivalents at end of period	$1,125.3	$133.5	$—	$1,058.8	$—	$2,317.6

For the three months ended March 31, 2017
Net cash flows provided by (used in) operating activities	$(79.5)	$725.1	$429.2	$(46.4)	$(28.0)	$1,000.4
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(32.6)	—	(13.2)	—	(45.8)
Other, net	—	(4.1)	—	1.8	—	(2.3)
Net cash used in investing activities	—	(36.7)	—	(11.4)	—	(48.1)
Cash flows from financing activities:
Repayment of long-term debt	(37.5)	—	—	—	—	(37.5)
Treasury stock acquired	(837.4)	—	—	—	—	(837.4)
Net proceeds from employee stock plans	14.5	—	—	—	—	14.5
Other, net	—	—	—	(34.1)	28.0	(6.1)
Net intercompany transactions	1,767.2	(1,123.5)	(433.6)	(210.1)	—	—
Net cash (used in) provided by financing activities	906.8	(1,123.5)	(433.6)	(244.2)	28.0	(866.5)
Effect of foreign currency translation adjustment	—	—	—	0.8	—	0.8
Net increase (decrease) in cash and cash equivalents	827.3	(435.1)	(4.4)	(301.2)	—	86.6
Cash and cash equivalents at beginning of period	583.5	1,234.2	4.4	1,255.1	—	3,077.2
Cash and cash equivalents at end of period	$1,410.8	$799.1	$—	$953.9	$—	$3,163.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
prevention or delay or reduction in anticipated benefits of the mergers contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated March 8, 2018, by and among Cigna Corporation and certain of its subsidiaries (collectively, Cigna) and Express Scripts Holding Company (“Express Scripts”) whereby Cigna will acquire Express Scripts in a cash and stock transaction facilitated through a series of mergers (the “Transaction”)

•	business uncertainties and contractual restrictions during the pendency of the Transaction

•	restrictions on our ability to pursue alternatives to the mergers contemplated by the Merger Agreement

•	the impact on our business, financial results, and stock price should we fail to complete the mergers contemplated by the Merger Agreement

•
the number of shares of the combined company’s common stock that our stockholders will receive under the Merger Agreement is based on a fixed exchange ratio and the market value of the shares of the combined company’s common stock to be issued upon completion of the mergers is unknown, and therefore our stockholders cannot be certain of the value of the share consideration that they will receive pursuant to the Merger Agreement.

•	other risks described from time to time in our filings with the SEC
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, and under the caption “Risk Factors” contained in Part II - Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q.
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

OVERVIEW
As the largest independent pharmacy benefit management (“PBM”) company in the United States, we provide a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We report segments on the basis of products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions, Express Scripts SafeGuardRx, specialized pharmacy care, home delivery pharmacy services, specialty pharmacy services, retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization, Inside Rx and digital consumer health and drug information.
Through our Other Business Operations segment, we provide specialty pharmaceuticals and medical supplies distribution services to providers, clients and hospitals and medical benefit management services that drive cost reductions and improved quality care outcomes. Medical benefit management services are provided by CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”), which was acquired on December 15, 2017. Prior to December 27, 2017, our Other Business Operations segment also included consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. These services were provided by United BioSource Holdings, Inc. (“UBC”) which was sold on December 27, 2017.
Revenues generated by our segments can be classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs, medical benefit management services, as well as other fee-for-service arrangements, such as medication counseling services and certain specialty services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 96.2% and 98.3% of revenues for the three months ended March 31, 2018 and 2017, respectively.
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

•
Our PBM contract pricing is impacted by our ability to negotiate pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts, and manufacturer rebate contracts. Through our integrated set of solutions, we are able to reduce the rate of increase of our clients’ prescription drug spend, and, in some cases, lower our clients’ prescription drug costs, which may ultimately reduce our revenues while positively affecting our gross profit. We refer to the management of these solutions as “management of supply chain.” Inflation also impacts our pricing. Most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and, accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare legislation, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has been impacted by certain in-group attrition and client losses and will continue to be impacted by our Transitioning Clients as defined below. We also recognize as the regulatory environment evolves, it may be necessary to make significant investments to prepare for and adapt to regulatory changes. We continue to execute our focused business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies, as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through negotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (87.1% for the three months ended March 31, 2018 as compared to 86.5% for the three months ended March 31, 2017). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above, excluding the impact of the Transitioning Clients described below.
On March 8, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cigna Corporation (“Cigna”) and certain subsidiaries of Cigna whereby Cigna will acquire Express Scripts Holding Company (“Express Scripts”) in a cash and stock transaction valued on announcement at approximately $67.0 billion, including Cigna’s assumption of Express Scripts debt. The merger consideration per share of Company common stock will consist of (i) 0.2434 of a fully paid and nonassessable share of common stock of the combined company and (ii) the right to receive $48.75 in cash, without interest. Upon closing of the transaction, Cigna shareholders are expected to own approximately 64% the combined company and Express Scripts shareholders are expected to own approximately 36%. Consummation of the merger is subject to certain customary conditions, including approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement and approval by the holders of a majority of the outstanding shares of Cigna common stock entitled to vote on the adoption of the Merger Agreement, the shares of common stock of the combined company to be issued in the merger having been approved for listing on the New York Stock Exchange, the receipt of certain necessary governmental and regulatory approvals without the imposition of Burdensome Conditions (as defined in the Merger Agreement), the lack of pending litigation instituted by certain governmental entities to enjoin, restrain or prohibit the merger, and the receipt by each of the Company and Cigna of certain tax opinions. On April 23, 2018, Cigna and Express Scripts each received a request for additional information and documentary material from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transaction. The merger is expected to be completed by December 31, 2018. Until the closing, we will continue to operate as an independent company.
As a result of federal tax reform legislation enacted in the fourth quarter of 2017, we have revalued our deferred tax assets and liabilities to reflect the reduction in the federal tax rate from 35% to 21%. In current and future periods, we anticipate a reduction in our effective income tax rate, excluding discrete income tax items, slightly below the 14 percentage point reduction in our statutory federal tax rate. The rate reduction resulted in substantial tax savings. As part of these savings, we supported our employees with non-executive bonuses and have supported and plan to continue to support the local philanthropic needs of the communities in which we operate by making significant charitable contributions. During the three months ended March 31, 2018, we have funded or committed to fund $30.0 million in charitable contributions and awarded $23.2 million in non-executive bonuses as a result of the tax savings received as part of tax reform.

In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative to transform our organization, in part due to the decision by Anthem not to renew its contract with us (described below) by the end of 2021. We are investing to deliver an improved experience with better engagement and greater efficiency and evolve the way we do business with patients, providers and our clients. Our enterprise value initiative is currently estimated to cost approximately $600.0 million to $650.0 million, which is expected to be incurred through 2021. We have and will continue to incur incremental costs in order to achieve the future benefit of our enterprise value initiative. These costs are not expected to be ongoing after 2021. See “Item 1 - Note 13 - Enterprise value initiative” for quantification and description of costs incurred to date.
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
As a result of acquisitions of their businesses, Catamaran Corporation’s (“Catamaran”) contract ended on December 31, 2017 and Coventry Health Care, Inc’s (“Coventry”) contract began terminating in 2015; however, we will retain small portions of Coventry’s business through 2019. We include Anthem, Coventry and Catamaran in our definition of “Transitioning Clients.”
Anthem generated approximately 18% of our total consolidated revenues for both the three months ended March 31, 2018 and 2017, and 32% and 33% of our total Adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”) for the three months ended March 31, 2018 and 2017, respectively. Under the terms of our contract, Anthem’s contribution to our profitability will continue to exceed its proportional contribution to our revenues.
On March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with them (see Part II - Item 1 - “Legal Proceedings”). We are confident in the strength of our legal position and believe we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations.
RESULTS OF OPERATIONS
OPERATING INCOME
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations, including delivery of prescription drugs through our contracted network of retail pharmacies, our home delivery pharmacies and our specialty pharmacies. Our Other Business Operations segment includes our specialty distribution operations, our integrated medical benefit management business (eviCore) acquired on December 15, 2017 and UBC through its sale on December 27, 2017.

PBM Operating Income

	Three Months Ended March 31,
(in millions)	2018	2017
Product revenues:
Network revenues(1)	$12,262.5	$12,406.4
Home delivery and specialty revenues(2)	10,602.7	10,828.4
Service revenues	307.3	326.5
Total PBM revenues	23,172.5	23,561.3
Cost of PBM revenues(1)	21,415.2	21,740.3
PBM gross profit	1,757.3	1,821.0
PBM SG&A	827.9	777.7
PBM operating income	$929.4	$1,043.3
Claims:
Network	214.1	223.1
Home delivery and specialty(2)	26.5	28.9
Total PBM claims	240.6	252.0
Adjusted network(3)	262.8	267.1
Adjusted home delivery and specialty(2)(3)	77.3	84.5
Total adjusted PBM claims(3)	340.1	351.6
Generic fill rate:
Network	87.5%	87.1%
Home delivery	84.0%	82.1%
Overall	87.1%	86.5%

(1)	Includes retail pharmacy co-payments of $2,492.4 million and $2,466.3 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes home delivery and specialty claims including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(3)
Adjusted network claims include an adjustment to reflect non-specialty network claims filled through our 90-day programs. These claims are multiplied by three, as these claims, on average, typically cover a time period three times longer than other network claims. Home delivery claims are also multiplied by three as home delivery claims typically cover a time period three times longer than unadjusted network claims. All other network and specialty claims are counted as one claim.

PBM revenues. Network revenues decreased $143.9 million, or 1%, in the three months ended March 31, 2018 from 2017. This 1% decrease in network revenues is comprised of the following:

•	A decrease of approximately 3% attributable to claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 2% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An offsetting increase of approximately 4% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018.
Home delivery and specialty revenues decreased $225.7 million, or 2%, in the three months ended March 31, 2018 from 2017. This 2% decrease in home delivery and specialty revenues is comprised of the following:

•	A decrease of approximately 8% attributable to claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 5% attributable to claims mix, due primarily to the increase in the generic fill rate.

•
An offsetting increase of approximately 10% attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, partially offset by management of supply chain.

•	An offsetting increase of approximately 1% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018.

Cost of PBM revenues. Cost of PBM revenues decreased $325.1 million, or 1%, in the three months ended March 31, 2018 from 2017. This 1% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 5% attributable to claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•
An offsetting increase of approximately 4% attributable to pricing, due primarily to inflation on branded drugs and a higher proportion of specialty claims, partially offset by management of supply chain.

•	An offsetting increase of approximately 3% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018.
PBM gross profit. PBM gross profit decreased $63.7 million, or 3%, in the three months ended March 31, 2018 from 2017. PBM gross profit changes were impacted by the various factors impacting revenues and cost of revenues described above.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment increased $50.2 million, or 6%, in the three months ended March 31, 2018 from 2017. This increase relates primarily to $25.0 million of transaction costs, $30.0 million of charitable contributions and $12.4 million of enterprise value initiative costs incurred for the three months ended March 31, 2018, with no similar costs in 2017. This increase is also due to an increase in amortization expense of other intangible assets of $41.1 million. These increases were partially offset by operational efficiencies.
PBM operating income. PBM operating income decreased $113.9 million, or 11%, in the three months ended March 31, 2018 from 2017, based on the various factors described above.
Other Business Operations Operating Income

	Three Months Ended March 31,
(in millions)	2018	2017
Product revenues	$956.3	$1,010.2
Service revenues	640.6	83.4
Total Other Business Operations revenues	1,596.9	1,093.6
Cost of Other Business Operations revenues	1,474.8	1,041.9
Other Business Operations gross profit	122.1	51.7
Other Business Operations SG&A	89.9	40.4
Other Business Operations operating income	$32.2	$11.3
Claims:
Other(1)	—	0.1
Total adjusted Other Business Operations claims	—	0.1
(1) Includes claims related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.
Other Business Operations Operating Income. Other Business Operations product revenues decreased $53.9 million, or 5%, in the three months ended March 31, 2018 from 2017. This decrease is primarily driven by lower volume from our CuraScript Specialty Distribution business.
Other Business Operations service revenues increased $557.2 million, or 668%, in the three months ended March 31, 2018 from 2017. This increase is driven primarily by the acquisition of eviCore, partially offset by the sale of UBC, both in the fourth quarter of 2017.
Other Business Operations cost of revenues increased $432.9 million, or 42%, in the three months ended March 31, 2018 from 2017. This increase is driven primarily by the acquisition of eviCore, partially offset by the sale of UBC, both in the fourth quarter of 2017.
Other Business Operations operating income increased $20.9 million, or 185%, in the three months ended March 31, 2018 from 2017 primarily due to a decrease in bad debt expense, partially offset by $10.4 million related to the contingent arrangement related to the eviCore acquisition.

OTHER (EXPENSE) INCOME, NET
Net other expense increased $2.6 million, or 2%, in the three months ended March 31, 2018 from 2017. This increase was primarily due to additional interest expense related to the issuance of $1.4 billion of senior notes in November 2017, partially offset by decreased interest expense related to the repayment of various debt during the year ended December 31, 2017, and the three months ended March 31, 2018.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 23.7% for the three months ended March 31, 2018, from 40.0% for the same period in 2017 primarily due to the impact of the reduction in the federal corporate statutory rates from 35% to 21% due to federal tax reform legislation enacted on December 22, 2017 and changes in discrete tax items. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $43.4 million within the next twelve months due to the conclusion of various examinations as well as lapses in various statutes of limitations.
We recognized a net discrete income tax charge of $1.2 million for the three months ended March 31, 2018, compared to a net discrete income tax charge of $29.9 million for the same period in 2017. Our 2018 net discrete income tax charge primarily relates to changes in our unrecognized tax benefits. Our 2017 net discrete income tax charge primarily relates to changes in our unrecognized tax benefits and a revaluation of our net deferred tax attributes.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three months ended March 31, 2018 increased $76.9 million, or 14%, from 2017. This increase is due to reduced tax expense, partially offset by decreased operating income.
Basic and diluted earnings per share attributable to Express Scripts both increased 22% for the three months ended March 31, 2018 from 2017. These increases are primarily due to reduced shares outstanding (a total of 303.3 million shares held in treasury on March 31, 2018, compared to 265.3 million shares held in treasury on March 31, 2017), as well as reduced tax expense, partially offset by decreased operating income based on the various factors described above.

EBITDA AND ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of each of EBITDA attributable to Express Scripts (“EBITDA”) and Adjusted EBITDA from net income attributable to Express Scripts, which is the most directly comparable measure calculated under accounting principles generally accepted in the United States (“GAAP”):

EBITDA(1) and Adjusted EBITDA(2)	Three Months Ended March 31,
(in millions, except per claim data)	2018(3)	2017(4)
Net income attributable to Express Scripts	$623.2	$546.3
Provision for income taxes	193.7	364.9
Depreciation and amortization(5)	498.8	445.6
Other expense (income), net	142.0	139.4
EBITDA(1)	1,457.7	1,496.2
Adjustments to EBITDA
Transaction costs(6)	35.4	—
Enterprise value initiative costs(7)	17.3	—
Charitable contribution costs(8)	30.0	—
Adjusted EBITDA(2)	1,540.4	1,496.2
Total adjusted claims(9)	340.1	351.7
Adjusted EBITDA per adjusted claim(10)	$4.53	$4.25

(1)
EBITDA is presented as attributable to Express Scripts, excluding non-controlling interest representing the share allocated to members of our consolidated affiliates. EBITDA is a financial measure not calculated or presented in accordance with GAAP and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. The Company believes EBITDA provides management and investors with useful information about the earnings impact of certain expenses and is useful for (i) comparison of our earnings to those of other companies; (ii) a better understanding of the Company’s ongoing performance; (iii) planning and forecasting for future periods; and (iv) assessing period-to-period performance trends.

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Adjusted EBITDA is EBITDA excluding transaction costs, enterprise value initiative costs and charitable contribution costs as these charges are not considered an indicator of ongoing company performance. Management believes Adjusted EBITDA, considered along with the corresponding GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe Adjusted EBITDA is also useful in assessing period-to-period performance trends. Our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

(3)	Includes the results of operations for myMatrixx Holdings, Inc. and eviCore subsequent to their acquisitions on May 15, 2017 and December 15, 2017, respectively.

(4)	Includes the operations of UBC prior to its sale on December 27, 2017.

(5)	Depreciation and amortization presented above includes accelerated depreciation of $0.4 million for the three months ended March 31, 2018 related to our enterprise value initiative.

(6)	Transaction costs are related to the eviCore acquisition and the proposed acquisition by Cigna.

(7)
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative to transform our organization through the end of 2021. See Note 13 - Enterprise value initiative for further description.

(8)	Costs are related to charitable contributions made as a result of the tax savings received as part of the 2017 federal tax reform legislation.

(9)
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

(10)
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

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the three months ended March 31, 2018, net cash provided by operating activities increased $511.2 million to $1,511.6 million. Net income increased $75.6 million in 2018 from 2017. Changes in working capital resulted in a cash inflow of $420.1 million in 2018 compared to a cash inflow of $12.1 million in 2017, resulting in a total change to net cash provided by operating activities of $408.0 million. These changes are primarily related to timing of accounts payable payments.
In the three months ended March 31, 2018, net cash used in investing activities increased $81.4 million to $129.5 million, due primarily to an increase in capital expenditures for purchases of property, equipment and computer software of $54.6 million in 2018 from 2017. Our ability to invest in infrastructure and technology is limited by the terms of the Merger Agreement with Cigna, which generally provides that, until closing or termination of the Merger Agreement, we cannot make capital expenditures outside of the normal course of business. Consistent with prior practice, we intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources described below.
In the three months ended March 31, 2018, net cash used in financing activities increased $505.5 million to $1,372.0 million. Cash outflows for 2018 include $831.4 million related to the repayment of debt, $420.7 million of treasury share repurchases and $195.0 million related to net commercial paper activity, compared to outflows during the same period of 2017 of $37.5 million related to the repayment of debt, $837.4 million of treasury share repurchases and no such similar cash flows related to net commercial paper activity.
At March 31, 2018, our available sources of capital include a $3.5 billion revolving facility (defined below as the 2022 revolving facility) and commercial paper program and a $150.0 million uncommitted revolving credit facility. As of March 31, 2018, neither of these sources of capital had amounts outstanding.
We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. Our ability to incur indebtedness is limited by the terms of the Merger Agreement with Cigna. See further description in “Other Liquidity Information” section below.
ACQUISITIONS, DIVESTITURE AND RELATED TRANSACTIONS
In May 2017, we completed the acquisition of myMatrixx Holdings, Inc. for approximately $250.0 million. The acquisition is not material to our consolidated financial statements.
In December 2017, we completed the acquisition of eviCore for approximately $3.6 billion, which was funded through cash on hand, as well as issuance of senior notes and commercial paper. Operations are included in our results beginning as of the date of acquisition. See Item 1 - Note 5 - Acquisition for further description of this acquisition.
In December 2017, we sold UBC for approximately $150.0 million.
Pursuant to the Merger Agreement with Cigna, our ability to acquire or divest businesses, until closing or termination of the Merger Agreement with Cigna, is restricted.
SHARE REPURCHASE PROGRAM
Under our share repurchase program, we repurchased 5.4 million shares for $411.3 million during the three months ended March 31, 2018 and 13.3 million shares for $902.6 million during the three months ended March 31, 2017. As of March 31, 2018, there were 72.9 million shares remaining under our share repurchase program. Share repurchases, made during the three months ended March 31, 2018, were made pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.
OTHER LIQUIDITY INFORMATION
We have a credit agreement which includes a $3.5 billion revolving facility (the “2022 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At March 31, 2018, no amounts were drawn under the 2022 revolving facility. At March 31, 2018, $87.5 million of the 2015 five-year term loan and a proportionate amount of unamortized financing costs were considered current maturities of long-term debt.
We have a commercial paper program under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our borrowing capacity as it is fully backed by our 2022 revolving facility. The commercial paper notes will be jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. The proceeds of the commercial paper notes are expected to be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. There were no commercial paper borrowings outstanding as of March 31, 2018.
As of March 31, 2018, we have one additional credit agreement providing for a $150.0 million uncommitted revolving credit facility executed August 2015 and amended most recently in May 2017 with a termination date of May 5, 2018. As of March 31, 2018, no amount was drawn under this facility. In February 2018, we terminated a separate $130.0 million uncommitted revolving credit facility. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. At March 31, 2018, we were in compliance with all covenants associated with our debt instruments.
The Merger Agreement with Cigna limits our ability to incur additional indebtedness or to modify any of the terms of our outstanding debt obligations. The Merger Agreement generally provides that until closing or termination of the Merger Agreement, we cannot, without Cigna’s consent (which shall not be unreasonably withheld, conditioned or delayed), incur, assume, endorse, guarantee or otherwise become liable for, or modify the terms of, any indebtedness or issue or sell any debt securities or calls, options, warrants or other rights to acquire any debt securities, subject to certain exceptions.
IMPACT OF INFLATION
Most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals and, accordingly, the rate of inflation with respect to prescription drugs and our efforts to manage the impact of inflation for our clients can affect our revenues and cost of revenues.
OTHER MATTERS
Certain new accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. See Item 1 - Note 1 - Summary of significant accounting policies for further description of the specific accounting pronouncements.
CLIENTS
We are a provider of services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. Refer to Item 1 - Note 14 - Segment information and Item 2 - Management’s Discussion and Analysis - “Executive Summary and Trend Factors Affecting the Business” for a description of client concentration.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a description of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the credit agreement and our variable rate senior note. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2018, we had $2,550.0 million of gross obligations under our credit agreement and our floating rate senior note which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $25.5 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting from December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, relating to proceedings involving the Company (which, for purposes of this Item 1, includes Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters described below):
Anthem-related Shareholder Derivative Litigation

•
M. Scott Brewer, James E. Brown, Sr., Marcus Estlack, Keith McClanahan, Jeremy Jeffers, Glenn Jeffries, William Waterkotte, Andrew Wiseman, Denzil Malone and Gary R. Reed, in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Christopher A. McGinnis, David Queller, Eric R. Slusser, Timothy Wentworth, Gary G. Benanav, James M. Havel, Christopher K. Knibb, and Express Scripts Holding Company (United States District Court for the Southern District of New York) (filed September 26, 2016). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations (as defined in Part I - Item 1 - “Note 12 - Commitments and contingencies” of this Quarterly Report on Form 10-Q) in support of their claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched individual defendants. Plaintiffs also assert a claim for corporate waste alleging the Company paid improper compensation, bonuses and other benefits to executives who breached their fiduciary duties to stockholders. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment, imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs filed an amended complaint on February 28, 2018.

Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc., filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, plaintiffs filed a first amended consolidated class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans to which Anthem provided prescription drug benefits through agreement with Express Scripts who paid percentage-based co-insurance. On November 30, 2016, ESI filed a motion to dismiss plaintiffs’ first amended consolidated class action complaint, and Anthem filed its motion to dismiss same on December 1, 2016. Instead of responding to the motions to dismiss, plaintiffs filed a second amended consolidated complaint on March 2, 2017, which adopts many of Anthem’s Allegations in support of its claims that ESI and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. On January 5, 2018, the court entered an order dismissing the second amended complaint without prejudice and permitting plaintiffs to file a third amended complaint. On February 2, 2018, plaintiffs disclaimed any intent to amend and filed a notice of appeal. On April 11, 2018, plaintiffs filed an appellate brief in the United States Court of Appeals for the Second Circuit.

Acthar Pricing Putative Class Action Litigation

•
City of Rockford and Acument Global Technologies, Inc.v. Mallickrodt ARD Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt plc, Express Scripts Holding Company, Express Scripts, Inc., CuraScript, Inc., Accredo Health Group, Inc., and United BioSource Corporation (United States District Court for the Northern District of Illinois) (filed April 6, 2017). A complaint was filed against United BioSource Corporation (for purposes of this Item 1, “UBC”, a former subsidiary of the Company) and Mallinckrodt ARD Inc. (and Mallinckrodt plc (for purposes of this Item 1, together with Mallinckrodt ARD, Inc., “Mallinckrodt”), the manufacturer of Acthar, which is an adrenocorticotropic hormone (“ACTH”). The City of Rockford, Illinois (“Rockford”) brought the complaint on its own behalf as a third-party payor that paid for Acthar, as well as on behalf of a putative class of third-party payors that paid for Acthar. On October 9, 2017, Rockford filed an amended complaint, which added as defendants the Company, ESI, CuraScript, Inc. (“CuraScript”), and Accredo Health Group, Inc. (“Accredo”) (collectively, “the Company defendants”). On December 8, 2017, Rockford and Acument Global Technologies, Inc. (“Acument”) filed a second amended complaint. Plaintiffs allege, inter alia, that Mallinckrodt has a monopoly in the purported market for ACTH drugs, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar. Plaintiffs also allege that Mallinckrodt and the Company fixed the price of Acthar, and that alleged agreements involving CuraScript, Accredo, and UBC unlawfully restrain trade. Plaintiffs assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust laws, and RICO, as well as claims for common law fraud and unjust enrichment. Further, Rockford alleges that the Company breached its PBM Services Agreement with Rockford and asserts claims for breach of contract, promissory estoppel, and breach of the implied covenant of good faith and fair dealing, and also seeks a declaratory judgment. Plaintiffs seek treble damages, equitable relief, and attorneys’ fees and costs. On January 22, 2018, the Company defendants filed a motion to dismiss the second amended complaint, which has been fully briefed and we await the court’s ruling.

•
MSP Recovery Claims, Series LLC, MAO-MSO Recovery II, LLC, MSP Recovery, LLC, MSPA Claims 1, LLC v. Mallinckrodt Ard, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt PLC, and United BioSource Corporation (United States District Court for the Northern District of Illinois) (filed October 30, 2017). Plaintiffs brought a complaint against UBC and Mallinckrodt as alleged assignees of Medicare Advantage Organizations that paid for Acthar. Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The allegations in the complaint are similar to those made in the Rockford complaint filed in April 2017. Plaintiffs allege that Mallinckrodt has a monopoly in the purported market for ACTH drugs, protected that monopoly by acquiring its only potential competitor, and used its monopoly power to raise the price of Acthar. Plaintiffs also allege that an agreement between Mallinckrodt and UBC unlawfully restrains trade. Plaintiffs assert claims under Sections 1, 2, and 3 of the Sherman Act and various state antitrust statutes, as well as a claim for unjust enrichment. Plaintiffs seek treble damages, equitable relief, and attorneys’ fees and costs. On February 23, 2018, UBC filed a motion to dismiss the complaint, which has been fully briefed and we await the court’s ruling.

Other Matters

•
Health Choice Alliance, LLC, on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc., Healthstar Communications, Inc., VMS Biomarketing, Covance, Inc., and United Biosource Corporation (United States District Court for the Eastern District of Texas) (Unintervened Qui Tam re Insulin & Osteoporosis, filed June 15, 2017 and unsealed October 31, 2017). A lawsuit was filed against Eli Lilly and Company, Inc. (“Lilly”) and its vendors, including UBC, regarding services Lilly engaged them to provide with respect to insulin drugs Humalog and Humulin and osteoporosis drug Forteo (collectively, the “Lilly Products”). Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The relator claims that: (1) Healthstar Communications, Inc. and VMS Biomarketing assisted Lilly in providing in-kind remuneration to prescribers in the form of free nursing services to induce such prescribers to prescribe the Lilly Products; (2) Lilly contracted with and paid remuneration to nurse educators to recommend the Lilly Products; and (3) Covance, Inc. and UBC assisted Lilly in providing in-kind remuneration to prescribers in the form of reimbursement support services that saved prescribers administrative expenses, which services were provided to induce such prescribers to prescribe the Lilly Products. The relator alleges these were kickbacks that violated the federal Anti-Kickback Statute. The relator alleges that the defendants violated the federal False Claims Act and state false claims acts by submitting claims for payment for the Lilly Products to government health programs, including Medicare and Medicaid, that were rendered false by virtue of the violations of the federal Anti-Kickback Statute. The relator seeks treble damages, civil penalties and restitution. On January 12, 2018, plaintiffs filed a first amended complaint. On February 21, 2018, UBC filed a motion to dismiss the first amended complaint, which has been fully briefed and we await the court’s ruling.

•	Relationships with Pharmaceutical Manufacturers. The Company has received inquiries relating to its contractual relationships with pharmaceutical manufacturers.

•
On February 27, 2014, the Company received a subpoena duces tecum from the United States Department of Justice, District of Rhode Island, pursuant to 18 U.S.C. Section 24(a), requesting information regarding the Company’s contractual arrangements with Pfizer, Bayer, EMD Serono and Biogen Idec concerning the following drugs: Betaseron, Rebif and Avonex. On March 8, 2018, the United States filed its notice of election to decline intervention in U.S. ex rel. John Borzilleri, M.D. v. Bayer AG, et al., Civil Action No. CV-14-03-ML (United States District Court for the District of Rhode Island), which brings this investigation to a close.

•
On August 15, 2016, the Company received a civil investigative demand from the United States Attorney’s Office for the Southern District of New York, requesting information regarding the Company’s relationships with pharmaceutical manufacturers and prescription drug plan clients, and payments made to and from those entities. On March 12, 2018, the United States filed its notice of election to decline intervention in U.S. ex rel. John Borzilleri, M.D. v. AbbVie, Inc. et al., Case No. 1:15-CV 07881-JMF (United States District Court for the Southern District of New York), which brings this investigation to a close.

Investigations under the federal False Claims Act and most state false claims acts may be initiated by the applicable government investigative body or by a qui tam relator’s filing of a complaint under court seal. If a qui tam relator’s complaint remained under seal, applicable law would restrict our ability to disclose such a fact.
In addition to the foregoing matters, in the ordinary course of our business, there have arisen various legal proceedings, government investigations, inquiries and audits or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because the proceedings are in early stages and/or considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future claims, legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability of the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.

Item 1A.	Risk Factors
In addition to the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “10-K”), investors should consider the following risk factors arising from our intention to combine with Cigna through a series of mergers with newly formed subsidiaries of the new holding company. On March 8, 2018, Express Scripts entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cigna, Halfmoon Parent, Inc. (“New Cigna”), Halfmoon I, Inc. and Halfmoon II, Inc. As a result of the mergers, Express Scripts would become a wholly owned subsidiary of New Cigna. The risk factors should be read in conjunction with the risk factors set forth in the 10-K and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks occur.
Risk Factors Relating to the Mergers
The parties must obtain certain regulatory approvals in order to complete the actions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the mergers may be prevented or delayed or the anticipated benefits of the mergers could be reduced.
Consummation of the mergers is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the mergers under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. At any time before or after the mergers are consummated, any of the U.S. Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the mergers, including seeking to enjoin completion of the mergers, condition completion of the mergers upon the divestiture of assets of Cigna, us or their and our respective subsidiaries, or impose restrictions on New Cigna’s post-merger operations. Any such requirements or restrictions may prevent or delay completion of the mergers or may reduce the anticipated benefits of the mergers. Additionally, we have agreed to accept certain potential remedies, conditioned on the closing, and may take other actions that we determine in our sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the termination date of the Merger Agreement (as it may be extended), of certain conditions to the closing of the mergers relating to regulatory approvals.

Consummation of the mergers is also conditioned upon receiving certain approvals from, and making certain filings with, certain state insurance departments relating to Cigna’s and our insurance company subsidiaries and certain state health department boards relating to Cigna’s health care service plans and, to the extent required by applicable law, certain state pharmacy boards relating to our subsidiaries licensed or authorized to engage in pharmaceutical-related business and certain state health departments relating to our subsidiaries licensed or authorized as home health agencies. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the mergers, see the risk factor below entitled “Failure to complete the mergers could negatively impact the business, financial results and stock price.”
We will be subject to business uncertainties and contractual restrictions while the mergers are pending which could adversely affect our business and cash flows, financial condition and results of operations.
Uncertainty about the effect of the mergers on employees, clients and customers may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the mergers, our business could be harmed.
Furthermore, the Merger Agreement contains restrictions on our conduct of business prior to the consummation of the mergers, which may prevent us from undertaking certain actions or business opportunities that may arise pending consummation of the mergers.
If any of these effects were to occur, it could adversely affect our business and cash flows, financial condition and results of operations.
The Merger Agreement limits our ability to pursue alternatives to the mergers.
The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries, proposals or offers relating to or that would reasonably be expected to lead to any acquisition proposal from a third party. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.
In addition, we may be required to pay a termination fee of $1.6 billion to Cigna if the mergers are not consummated under specified circumstances. Notwithstanding the foregoing, in no event will the termination fee be paid to Cigna more than once. In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Express Scripts from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire Express Scripts than it might otherwise have proposed to pay because of the added expense of the $1.6 billion termination fee that may become payable by us in certain circumstances.
Failure to complete the mergers could negatively impact our business, financial results and stock price.
If the mergers are not completed, our ongoing businesses may be adversely affected and we will be subject to several risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Cigna a termination fee of $1.6 billion;

•
we will be required to pay certain costs relating to the mergers, whether or not the mergers are completed, such as significant fees and expenses relating to regulatory filings and legal, accounting, financial advisory, consulting and other advisory fees and expenses;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the mergers which may adversely affect our ability to execute certain of its business strategies; and

•
matters relating to the mergers may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
In addition, if the mergers are not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to a failure to complete the mergers or to enforce our obligations under the Merger Agreement. If the mergers are not consummated, we cannot assure our stockholders that the risks described will not materially affect our business, financial results and stock price.
The number of shares of New Cigna common stock that our stockholders will receive under the Merger Agreement is based on a fixed exchange ratio. The market value of the shares of New Cigna common stock to be issued upon completion of the mergers is unknown, and therefore our stockholders cannot be certain of the value of the portion of the merger consideration to be paid in New Cigna common stock.
Our stockholders will receive a fixed number of shares of New Cigna common stock in the mergers rather than a number of shares with a particular fixed market value. Upon completion of the mergers, our stockholders will receive, in exchange for each share of our common stock held immediately prior to the mergers, (1) 0.2434 of a share of New Cigna common stock and (2) the right to receive $48.75 in cash, without interest, subject to applicable withholding taxes.
The market values of Cigna common stock and our common stock have fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date hereof until the date of the closing of the mergers, which could occur a considerable amount of time after the date of our special meeting of stockholders to consider and vote on the adoption of the Merger Agreement. The market values of Cigna common stock and our common stock at the time of the mergers may vary significantly from their prices on the date of the Merger Agreement or the date hereof. Changes in the market prices of Cigna common stock and our common stock may result from a variety of factors that are beyond our and Cigna’s control, including changes in businesses, operations, and prospects, regulatory considerations, governmental actions, and legal proceedings and developments.
Because the respective merger consideration exchange ratios will not be adjusted to reflect any changes in the market prices of Cigna common stock or our common stock, the market value of the New Cigna common stock issued in the mergers and the Cigna common stock or our common stock surrendered in the mergers may be higher or lower than the values of such stock on earlier dates. As such, at the time of our special meeting of stockholders to consider and vote on the adoption of the Merger Agreement, our stockholders will not know or be able to determine the value of the share consideration that they will receive pursuant to the Merger Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our stock repurchasing activity during the three months ended March 31, 2018 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
1/1/2018 - 1/31/2018	1.3	$77.40	1.3	77.0
2/1/2018 - 2/28/2018	3.0	75.04	3.0	74.0
3/1/2018 - 3/31/2018	1.1	74.31	1.1	72.9
First Quarter 2018 Total	5.4	$75.43	5.4
The repurchases disclosed in this table were made pursuant to the share repurchase program, originally announced in 2013, and, specifically, pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. As of March 31, 2018, there were 72.9 million shares remaining under the share repurchase program. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation, Express Scripts Holding Company, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2018.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, as amended on March 9, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2016.

3.3	Amendment No. 1 to Amended and Restated Bylaws of Express Scripts Holding Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2018.

31.1(1)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(1)	Certification by James M. Havel, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(1)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2(1)	Certification by James M. Havel, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.INS(1)	XBRL Taxonomy Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	May 2, 2018	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	May 2, 2018	By:	/s/ James M. Havel
James M. Havel, Executive Vice President and
Chief Financial Officer