Form 10-Q
period 2018-06-30
Express Scripts Holding Co.
filed 2018-08-01
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of July 27, 2018:	562,229,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,942.3	$2,309.6
Receivables, net	7,338.1	7,056.3
Inventories	2,293.1	2,124.9
Prepaid expenses and other current assets	596.6	466.3
Total current assets	13,170.1	11,957.1
Property and equipment, net	504.7	551.3
Computer software, net	833.1	814.9
Goodwill	31,110.2	31,099.7
Other intangible assets, net	8,828.9	9,625.9
Other assets	230.8	206.9
Total assets	$54,677.8	$54,255.8

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$9,891.5	$10,188.5
Accounts payable	4,793.5	3,755.7
Accrued expenses	2,368.6	2,869.3
Short-term debt and current maturities of long-term debt	1,533.1	1,032.9
Total current liabilities	18,586.7	17,846.4
Long-term debt	13,457.6	14,981.5
Deferred taxes	2,426.6	2,562.4
Other liabilities	831.6	740.2
Total liabilities	35,302.5	36,130.5
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 865.4 and 862.3, respectively; shares outstanding: 562.1 and 564.4, respectively	8.7	8.6
Additional paid-in capital	23,704.0	23,537.8
Accumulated other comprehensive loss	(8.0)	(2.9)
Retained earnings	17,819.1	16,318.6
	41,523.8	39,862.1
Common stock in treasury at cost, 303.3 and 297.9 shares, respectively	(22,153.8)	(21,742.5)
Total Express Scripts stockholders’ equity	19,370.0	18,119.6
Non-controlling interest	5.3	5.7
Total stockholders’ equity	19,375.3	18,125.3
Total liabilities and stockholders’ equity	$54,677.8	$54,255.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues	$25,641.8	$25,347.5	$50,411.2	$50,002.4
Cost of revenues	23,437.6	23,186.3	46,327.6	45,968.5
Gross profit	2,204.2	2,161.2	4,083.6	4,033.9
Selling, general and administrative	892.0	782.6	1,809.8	1,600.7
Operating income	1,312.2	1,378.6	2,273.8	2,433.2
Other (expense) income:
Interest income and other	8.8	8.8	20.8	15.1
Interest expense and other	(151.3)	(146.5)	(305.3)	(292.2)
	(142.5)	(137.7)	(284.5)	(277.1)
Income before income taxes	1,169.7	1,240.9	1,989.3	2,156.1
Provision for income taxes	290.3	435.4	484.0	800.3
Net income	879.4	805.5	1,505.3	1,355.8
Less: Net income attributable to non-controlling interest	2.1	3.7	4.8	7.7
Net income attributable to Express Scripts	$877.3	$801.8	$1,500.5	$1,348.1

Weighted-average number of common shares outstanding during the period:
Basic	561.9	582.9	562.4	591.9
Diluted	565.5	585.6	566.3	595.4
Earnings per share:
Basic	$1.56	$1.38	$2.67	$2.28
Diluted	$1.55	$1.37	$2.65	$2.26
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$879.4	$805.5	$1,505.3	$1,355.8
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2.3)	3.5	(5.1)	4.7
Comprehensive income	877.1	809.0	1,500.2	1,360.5
Less: Comprehensive income attributable to non-controlling interest	2.1	3.7	4.8	7.7
Comprehensive income attributable to Express Scripts	$875.0	$805.3	$1,495.4	$1,352.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2017	862.3	$8.6	$23,537.8	$(2.9)	$16,318.6	$(21,742.5)	$5.7	$18,125.3
Net income	—	—	—	—	1,500.5	—	4.8	1,505.3
Other comprehensive loss	—	—	—	(5.1)	—	—	—	(5.1)
Treasury stock acquired	—	—	—	—	—	(411.3)	—	(411.3)
Changes in stockholders’ equity related to employee stock plans	3.1	0.1	166.2	—	—	—	—	166.3
Distributions to non-controlling interest, net of contributions	—	—	—	—	—	—	(5.2)	(5.2)
Balance at June 30, 2018	865.4	$8.7	$23,704.0	$(8.0)	$17,819.1	$(22,153.8)	$5.3	$19,375.3
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$1,505.3	$1,355.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,002.5	894.8
Deferred income taxes	(127.1)	(175.6)
Employee stock-based compensation expense	60.7	52.1
Other, net	6.8	20.4
Changes in operating assets and liabilities:
Receivables	(298.1)	(26.2)
Inventories	(168.3)	40.3
Other current and noncurrent assets	(125.2)	(23.6)
Claims and rebates payable	(299.1)	240.2
Accounts payable	1,059.0	475.4
Accrued expenses	(466.3)	(818.0)
Other noncurrent liabilities	78.7	46.0
Net cash flows provided by operating activities	2,228.9	2,081.6
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	(175.8)	(105.3)
Acquisitions, net of cash acquired	(26.4)	(122.7)
Other, net	(24.7)	(7.5)
Net cash used in investing activities	(226.9)	(235.5)
Cash flows from financing activities:
Repayment of long-term debt	(831.4)	(575.0)
Treasury stock acquired	(420.7)	(2,020.0)
Commercial paper repayments, net	(195.0)	—
Net proceeds from employee stock plans	106.2	37.5
Other, net	(19.8)	(16.3)
Net cash used in financing activities	(1,360.7)	(2,573.8)
Effect of foreign currency translation adjustment	(8.6)	3.0
Net increase (decrease) in cash and cash equivalents	632.7	(724.7)
Cash and cash equivalents at beginning of period	2,309.6	3,077.2
Cash and cash equivalents at end of period	$2,942.3	$2,352.5
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of June 30, 2018, the consolidated balance sheet as of December 31, 2017, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for each of the three and six months ended June 30, 2018 and 2017, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2018, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2018 and 2017. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
On March 8, 2018, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of June 27, 2018, and as it may be further amended from time to time (the “Merger Agreement”), with Cigna Corporation (“Cigna”) and certain subsidiaries of Cigna whereby Cigna will acquire Express Scripts Holding Company (“Express Scripts” or the “Company”) in a cash and stock transaction valued on announcement at approximately $67.0 billion, including Cigna’s assumption of approximately $15.0 billion in Express Scripts debt. The merger consideration per share of Company common stock will consist of (i) 0.2434 of a fully paid and nonassessable share of common stock of the combined company and (ii) the right to receive $48.75 in cash, without interest. Upon closing of the transaction, Cigna stockholders are expected to own approximately 64% of the combined company and Express Scripts stockholders are expected to own approximately 36%. Consummation of the mergers is subject to certain customary conditions, including approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement and approval by the holders of a majority of the outstanding shares of Cigna common stock entitled to vote on the adoption of the Merger Agreement (the shares of common stock of the combined company to be issued in the merger having been approved for listing on the New York Stock Exchange), the receipt of certain necessary governmental and regulatory approvals without the imposition of Burdensome Conditions (as defined in the Merger Agreement), the lack of any pending action or proceeding instituted by certain governmental entities to enjoin, restrain or prohibit the merger, and the receipt by each of the Company and Cigna of certain tax opinions. On April 23, 2018, Cigna and Express Scripts each received a request for additional information and documentary material from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transaction. On July 16, 2018, Express Scripts announced that its special meeting of stockholders to consider and vote on the adoption of the Merger Agreement is scheduled to be held on August 24, 2018 at 9:00 a.m. Central Time, at Express Scripts’ corporate headquarters, One Express Way, Saint Louis Missouri 63121. The mergers are expected to be completed by December 31, 2018. Until the closing, we will continue to operate as an independent company.
Adopted new accounting guidance. In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. We adopted ASC Topic 606, as of January 1, 2018, using the modified retrospective method applied to all contracts. The effect of initially applying the new revenue standard did not result in an opening balance adjustment to retained earnings as of the beginning of the earliest comparative period presented; however, it did result in an increase to both revenues and cost of revenues for the period ended March 31, 2018. The following are the impacts of the new revenue standard upon adoption:

•	resulted in reclassifications between revenues and cost of revenues,

•
provided new guidance for evaluating performance obligations, which affected how we interpret the nature of our promises to customers, the control we have in PBM arrangements, and the principal-agent analysis, and resulted in changing recognition of certain contracts from net to gross, and

•	required non-cash consideration associated with a certain contract where the client replenishes inventory to be recognized at fair value.
These changes resulted in an increase to both revenues and cost of revenues of $785.3 million and $1,584.1 million for the three and six months ended June 30, 2018, respectively, with no impact to gross profit.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and applied retrospectively. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted these ASUs effective January 1, 2018, retrospectively, with no significant impact on our consolidated financial statements for the three and six months ended June 30, 2018 and 2017. In certain historical periods, debt extinguishment costs were reclassified from an operating activity to a financing activity as a result of adoption.
New accounting guidance not yet adopted. In February 2016, FASB issued ASU 2016-02, Leases (ASC Topic 842), which supersedes ASC Topic 840, Leases. This ASU is intended to increase transparency and comparability of organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Consideration from PBM contracts is variable in nature because fees are based on services provided to members and claims processed, which can vary from period to period and are outside of our control. Fees are invoiced to our clients either on a periodic basis (e.g., monthly) or as service is provided (e.g., based on volume of claims processed or other service provided) and payment terms are generally due within 30 days. Variable consideration in our PBM contracts meets the criteria to be allocated to the distinct period of time to which it occurs because (i) it is related to the activities performed to satisfy the performance obligation during that period and (ii) it represents the value provided to our customers over the contract term.

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
Consideration from medical benefits management contracts is variable in nature because fees are based on member enrollment, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. We have control over pricing. Contractual fees are invoiced to our clients monthly and payment terms are generally due within 30 days. The variable consideration in our medical benefits management contracts meets the criteria to be allocated to the distinct period of time to which it relates because (i) it is due to the activities performed to satisfy the performance obligation during that period and (ii) it represents the consideration to which we expect to be entitled. However, consideration that is impacted by more than one distinct period of service (e.g., annual credits due to clients) are estimated and allocated to the entire period to which performance relates.
Certain arrangements in our medical benefit management contracts include provisions that require us to share with the client the costs or profits of the program in the event medical claims experience is above or below certain specified targets as set forth in the respective contract. The final settlement is dependent on each distinct day’s performance within the annual measurement period, but cannot be allocated to specific days until the full measurement period has occurred and performance can be assessed. As such, this is a form of variable consideration estimated at contract inception and updated through the measurement period (i.e. the contract year), to the extent the risk of reversal does not exist and the consideration is not constrained. The estimated profits and costs are recognized net in revenues.
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

Disaggregated revenue. The following table disaggregates our revenue by product and service, distribution method, and segment:

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended June 30, 2018
Product revenues:
Network revenues(3)(4)	$12,604.1	$—	$12,604.1
Home delivery and specialty revenues(4)(5)	10,987.4	—	10,987.4
Other revenues	—	1,087.7	1,087.7
Product revenues	23,591.5	1,087.7	24,679.2
Service revenues	298.3	664.3	962.6
Total revenues	23,889.8	1,752.0	25,641.8
For the three months ended June 30, 2017
Product revenues:
Network revenues(3)	$12,392.9	$—	$12,392.9
Home delivery and specialty revenues(5)	11,365.8	—	11,365.8
Other revenues(6)	—	1,130.1	1,130.1
Product revenues	23,758.7	1,130.1	24,888.8
Service revenues	373.0	85.7	458.7
Total revenues	24,131.7	1,215.8	25,347.5
For the six months ended June 30, 2018
Product revenues:
Network revenues(3)(4)	$24,866.6	$—	$24,866.6
Home delivery and specialty revenues(4)(5)	21,590.1	—	21,590.1
Other revenues	—	2,044.0	2,044.0
Product revenues	46,456.7	2,044.0	48,500.7
Service revenues	605.6	1,304.9	1,910.5
Total revenues	47,062.3	3,348.9	50,411.2
For the six months ended June 30, 2017
Product revenues:
Network revenues(3)	$24,799.3	$—	$24,799.3
Home delivery and specialty revenues(5)	22,194.2	—	22,194.2
Other revenues(6)	—	2,140.3	2,140.3
Product revenues	46,993.5	2,140.3	49,133.8
Service revenues	699.5	169.1	868.6
Total revenues	47,693.0	2,309.4	50,002.4

(1)	Includes the results of operations for myMatrixx subsequent to acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to acquisition on December 15, 2017, and results of operations for UBC prior to its sale on December 27, 2017.

(3)
Includes retail pharmacy co-payments of $2,054.5 million and $2,017.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4,546.9 million and $4,483.9 million for the six months ended June 30, 2018 and 2017, respectively.

(4)
Includes the impact of the increase to both network revenues and cost of revenues of $683.6 million and $1,342.4 million for the three and six months ended June 30, 2018, respectively, and the increase to both home delivery and specialty revenues and cost of revenues of $101.7 million and $241.7 million for the three and six months ended June 30, 2018, respectively, related to the adoption of ASC Topic 606 effective January 1, 2018.

(5)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and Freedom Fertility claims.

(6)	Includes other revenues related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.

Contract balances. For PBM contracts, contract liabilities arise due to financial and performance guarantees that we have made to our clients. We measure our performance against these guarantees throughout the period and recognize a contract liability as indicated by our performance. Guarantees also fluctuate based on the timing of payments. Our contract liability balance was $768.8 million and $785.6 million as of June 30, 2018 and December 31, 2017, respectively, and are presented within the “Accrued expenses” line item of the consolidated balance sheet.
Contract liabilities balances also arise when we receive set-up fees or other up-front fees from our customers. This is generally uncommon, but may occur in some cases when we onboard a new client. Upfront fees are recognized as revenue over the contract term (generally three years).
We have no material contract asset balances as of June 30, 2018 or December 31, 2017.
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
The fair values, which approximate the carrying values, of our 2015 five-year term loan (Level 2) and commercial paper borrowings (Level 2) (as defined in Note 8 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes, which are estimated based on observable market information (Level 2), were $12,701.2 million and $14,215.7 million as of June 30, 2018 and December 31, 2017, respectively. See Note 8 - Financing for further description of the carrying values of our debt. In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.
Note 4 - Receivables, net

Included within “Receivables, net” are the following, which are reflected net of our allowance for doubtful accounts, customer credit allowances and contractual allowances:

(in millions)	June 30, 2018	December 31, 2017
Trade receivables, net of total reserves and allowances of $456.2 million and $466.6, respectively	$4,105.4	$4,101.6
Pharmaceutical manufacturers receivables, net of contractual allowances for certain rebates receivable of $476.5 million and $414.1 million, respectively	2,829.8	2,580.8
Other receivables	402.9	373.9
Total receivables, net	$7,338.1	$7,056.3

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
We executed a contingent arrangement with certain equity holders, who are key employees of eviCore, in which $81.1 million will be paid 50% upon each of the second and third anniversaries of the effective date of the merger. The employment arrangements provide that payments are forfeited if the employee voluntarily terminates prior to the anniversary dates. The payments are accrued over the three-year period as post combination services are rendered and included as compensation costs within “Selling, general, and administrative” expense in our consolidated statement of operations.
The consolidated statement of operations for the three and six months ended June 30, 2018 includes eviCore’s revenues of $664.2 million and $1,304.9 million and net income (loss) of $3.8 million and $(2.3) million, respectively. Net income (loss) includes amortization expense and $9.9 million and $20.3 million related to the contingent arrangement described above for the three and six months ended June 30, 2018, respectively.
The following represents the unaudited pro forma consolidated income statement as if eviCore had been included in the consolidated results of the Company’s operations for the three and six months ended June 30, 2017. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of eviCore to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets, redemption of debt outstanding and transaction costs incurred had been applied as of January 1, 2016, together with the consequential tax effects.

(in millions, except per share data)	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Total revenues	$25,916.5	$51,066.4
Net income attributable to Express Scripts	809.4	1,336.9
Basic earnings per share	1.39	2.26
Diluted earnings per share	$1.38	$2.25
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$494.7
Property and equipment	15.2
Computer software	89.7
Goodwill	1,708.9
Acquired intangible assets	2,328.8
Other noncurrent assets	2.9
Current liabilities	(387.4)
Deferred income taxes	(592.3)
Other noncurrent liabilities	(9.0)
Total	$3,651.5

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
The excess of purchase price over tangible net assets and identified intangible assets acquired, $1,708.9 million, has been allocated to goodwill. The goodwill recognized as part of the acquisition is reported under our Other Business Operations segment and primarily reflects future economic benefits expected to arise from the Company’s growth within the medical benefit management market and the assembled workforce acquired. Approximately $397.0 million of the goodwill recognized is expected to be deductible for income tax purposes. Purchase accounting has been finalized in relation to this acquisition.
Note 6 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,433.9	$(106.9)	$29,327.0	$29,434.9	$(107.0)	$29,327.9
Other Business Operations	1,783.2	—	1,783.2	1,771.8	—	1,771.8
	$31,217.1	$(106.9)	$31,110.2	$31,206.7	$(107.0)	$31,099.7
Other intangible assets
PBM
Customer contracts	$17,530.2	$(11,040.1)	$6,490.1	$17,579.0	$(10,378.4)	$7,200.6
Trade names	232.5	(140.5)	92.0	232.5	(128.8)	103.7
	17,762.7	(11,180.6)	6,582.1	17,811.5	(10,507.2)	7,304.3
Other Business Operations
Customer relationships	2,282.5	(89.2)	2,193.3	2,272.7	(7.0)	2,265.7
Trade names	56.7	(3.2)	53.5	56.1	(0.2)	55.9
	2,339.2	(92.4)	2,246.8	2,328.8	(7.2)	2,321.6
Total other intangible assets	$20,101.9	$(11,273.0)	$8,828.9	$20,140.3	$(10,514.4)	$9,625.9
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2017	$29,327.9	$1,771.8	$31,099.7
Acquisitions(1)	—	11.4	11.4
Foreign currency translation	(0.9)	—	(0.9)
Balance at June 30, 2018	$29,327.0	$1,783.2	$31,110.2

(1)
Represents the acquisition of a company by eviCore in the first quarter of 2018 (which is not material to our consolidated financial statements) and an adjustment associated with net working capital for the eviCore acquisition. Purchase accounting has been finalized for both the acquisition of eviCore in the fourth quarter of 2017 and the acquisition by eviCore in the first quarter of 2018.

The aggregate amount of amortization expense of other intangible assets was $403.9 million and $364.1 million for the three months ended June 30, 2018 and 2017, respectively, and $807.4 million and $726.5 million for the six months ended June 30, 2018 and 2017, respectively.
Included in total amortization expense is $55.4 million for each of the three months ended June 30, 2018 and 2017 and $110.8 million for each of the six months ended June 30, 2018 and 2017 related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which is included as an offset to revenues.
The weighted-average amortization period of intangible assets subject to amortization is 16 years, and by major intangible asset class is 10 to 20 years for customer contracts and relationships and 4 to 10 years for trade names (excluding legacy Express Scripts, Inc. (“ESI”) trade names which have an indefinite life).
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Weighted-average number of common shares outstanding during the period—basic	561.9	582.9	562.4	591.9
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	3.6	2.7	3.9	3.5
Weighted-average number of common shares outstanding during the period—diluted	565.5	585.6	566.3	595.4

(1)
Excludes equity award shares of 5.0 million and 9.5 million for the three months ended June 30, 2018 and 2017, respectively, and 4.8 million and 9.2 million for the six months ended June 30, 2018 and 2017, respectively, because the effect is anti-dilutive.

Note 8 - Financing
Our debt, issued by ESI, Medco Health Solutions, Inc. (“Medco”) and us, net of unamortized discounts, premiums and financing costs, consists of:

			June 30, 2018	December 31, 2017
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Commercial paper
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	$—	$194.8
Senior notes(3)
$1,200.0 million, 7.125% senior notes due March 2018(4)	Medco	50	—	838.1
$1,000.0 million, 2.250% senior notes due June 2019(4)	Express Scripts	15	998.1	997.1
$500.0 million, 7.250% senior notes due June 2019(4)	ESI	50	336.9	336.7
$500.0 million, 4.125% senior notes due September 2020(4)	Medco	25	502.4	502.9
$500.0 million, 2.600% senior notes due November 2020(4)	Express Scripts	15	497.4	496.9
$400.0 million, floating rate senior notes due November 2020(5)	Express Scripts	N/A	398.0	397.6
$500.0 million, 3.300% senior notes due February 2021(4)	Express Scripts	35	497.4	496.9
$1,250.0 million, 4.750% senior notes due November 2021(4)	Express Scripts	45	1,242.6	1,241.6
$1,000.0 million, 3.900% senior notes due February 2022(4)	Express Scripts	40	988.5	987.0
$500.0 million, 3.050% senior notes due November 2022(4)	Express Scripts	15	495.7	495.2
$1,000.0 million, 3.000% senior notes due July 2023(4)	Express Scripts	25	994.2	993.6
$1,000.0 million, 3.500% senior notes due June 2024(4)	Express Scripts	20	990.6	989.8
$1,500.0 million, 4.500% senior notes due February 2026(4)	Express Scripts	45	1,484.1	1,483.1
$1,500.0 million, 3.400% senior notes due March 2027(6)	Express Scripts	30	1,490.4	1,489.8
$700.0 million, 6.125% senior notes due November 2041(4)	Express Scripts	50	444.3	444.2
$1,500.0 million, 4.800% senior notes due July 2046(4)	Express Scripts	40	1,483.8	1,483.6
Total senior notes			12,844.4	13,674.1
Term loan
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	2,146.3	2,145.5
Total debt			14,990.7	16,014.4
Current maturities of debt
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	—	194.8
$1,200.0 million, 7.125% senior notes due March 2018(3)(4)	Medco	50	—	838.1
$1,000.0 million, 2.250% senior notes due June 2019(4)	Express Scripts	15	998.1	—
$500.0 million, 7.250% senior notes due June 2019(4)	ESI	50	336.9	—
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	198.1	—
Total short-term debt and current maturities of long-term debt			1,533.1	1,032.9
Total long-term debt			$13,457.6	$14,981.5

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

(2)
The commercial paper program (defined below) had weighted-average daily short-term borrowings of $129.4 million and $220.1 million and an average interest rate of 1.83% and 1.49% from January 1, 2018 through March 31, 2018 and from inception of the program through December 31, 2017, respectively. There were no borrowings under the commercial paper program in the second quarter of 2018.

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

(5)
The floating rate senior notes due November 2020 require interest to be paid quarterly beginning on March 1, 2018, until November 30, 2020, and had an average interest rate of 2.63% and 2.23% from January 1, 2018 through June 30, 2018 and from inception of the note through December 31, 2017, respectively.

(6)	Senior notes require interest to be paid semi-annually in March and September.

(7)	The 2015 five-year term loan (defined below) had an average interest rate of 2.93% and 2.30% as of June 30, 2018 and December 31, 2017, respectively.

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
Bank credit facilities. We have a credit agreement which includes a $3.5 billion revolving facility (the “2022 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At June 30, 2018, no amounts were drawn under the 2022 revolving facility. At June 30, 2018, $198.1 million of the 2015 five-year term loan which includes a proportionate amount of unamortized financing costs were considered current maturities of long-term debt.
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
In February 2018, a $130.0 million uncommitted revolving credit facility was terminated and in May 2018, a $150.0 million uncommitted credit agreement expired.
Commercial paper. We have a commercial paper program under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our borrowing capacity as it is fully backed by our 2022 revolving facility. The commercial paper notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. There were no commercial paper notes outstanding as of June 30, 2018.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. See above for description of the impact of the Merger Agreement on our financing activities. At June 30, 2018, we were in compliance with all covenants associated with our debt instruments.
Note 9 - Income taxes
Our effective tax rate attributable to Express Scripts decreased to 24.9% and 24.4% for the three and six months ended June 30, 2018, respectively, from 35.2% and 37.3% for the same periods in 2017 primarily due to the impact of the reduction in federal corporate statutory rates from 35% to 21% due to federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017, and changes in discrete tax items.
We recognized a net discrete income tax charge of $14.5 million and $15.7 million for the three and six months ended June 30, 2018, respectively, compared to a net discrete benefit of $20.2 million and a net discrete charge of $9.7 million for the same periods in 2017. Our 2018 net discrete income tax charge primarily relates to changes in our unrecognized tax benefits and revaluation of our net deferred tax attributes. Our 2017 net discrete income tax benefit and charge primarily relate to revaluation of our net deferred tax attributes.
As of December 31, 2017, we recorded estimated provisional adjustments associated with the impacts of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the federal corporate tax rate to 21% and the mandatory one-time tax on accumulated earning of our foreign subsidiaries. We have not made any additional measurement period adjustments related to these items during the three or six months ended June 30, 2018, but we could make adjustments to the provisional amounts in the future based on any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service or other standard setting bodies.
Note 10 - Common stock
There were no repurchases of the Company’s common stock during the second quarter of 2018. We repurchased 5.4 million shares for $411.3 million during the six months ended June 30, 2018, and 18.5 million shares and 31.8 million shares for $1,154.8 million and $2,057.4 million during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there were 72.9 million shares remaining under our share repurchase program. Share repurchases, made during the six months ended June 30, 2018, were made pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. Share repurchases, made during the three and six months ended June 30, 2017, were made pursuant to a Rule 10b5-1 plan implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”). The February 2017 Rule 10b5-1 plan was completed on June 30, 2017. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.
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
We recognized stock-based compensation expense of $28.4 million and $25.0 million for the three months ended June 30, 2018 and 2017, respectively, and $60.7 million and $52.1 million in the six months ended June 30, 2018 and 2017, respectively. Unamortized stock-based compensation expense as of June 30, 2018 was $16.6 million for stock options and $124.6 million for restricted stock units and performance shares.
Stock options. During the six months ended June 30, 2018, we granted 0.8 million stock options with a weighted-average fair market value of $16.27 per share. Stock options granted generally have three-year graded vesting. There were no stock options issued during the three months ended June 30, 2018.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life of option	N/A	3-5 years	3-5 years	3-5 years
Risk-free interest rate	N/A	1.5%-2.0%	2.4%-2.7%	1.5%-2.1%
Expected volatility of stock	N/A	21%-23%	21%-24%	21%-23%
Expected dividend yield	N/A	None	None	None
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

Restricted stock units and performance shares. During the six months ended June 30, 2018, we granted 1.7 million restricted stock units and performance shares with a weighted-average fair market value of $73.64 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the six months ended June 30, 2018, 0.1 million shares of common stock were issued in settlement of performance shares granted in March 2015.
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
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that the Company and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence, requesting the case be dismissed with prejudice, which the court granted on January 4, 2018, and plaintiffs filed a notice of appeal on February 9, 2018.

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

•
In re Express Scripts Holding Company Securities Litigation. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016, and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the “Exchange Act”) and Rule 10b-5 thereunder by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, Plaintiff filed an amended complaint alleging similar claims, and defendants moved to dismiss. On May 22, 2018, the court granted defendants’ motion to dismiss and plaintiffs filed a notice of appeal on June 20, 2018.

•
M. Scott Brewer, et al., in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, et al. (“Carpenters”). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched and also asserting a claim for corporate waste. Plaintiffs adopted many of Anthem’s Allegations in support of their claim. Plaintiffs sought damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment and imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs filed an amended complaint on February 28, 2018. On May 18, 2018, plaintiffs filed a stipulated notice of voluntary dismissal and the court entered an order dismissing the case on May 21, 2018.

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

•
Kurt Wilson v. George Paz, et al. Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, were unjustly enriched, committed abuse of control and gross mismanagement, and that certain defendants engaged in “insider selling.” Plaintiff adopts many of Anthem’s Allegations in support of the claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiff seeks damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On December 8, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York. On July 24, 2018, plaintiff filed a notice of voluntary dismissal, and the court entered an order dismissing the case on July 30, 2018.

•
Clifford Elow, et al. v. George Paz, et al. Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, caused the Company to waste assets, and violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 in connection with stock repurchases. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, as well as his claims that the individual defendants failed to properly oversee management of the Anthem agreement and relationship. Plaintiff seeks damages on behalf of the Company from the individual defendants, corporate governance reform, and attorneys’ fees and costs.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that the Company engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that the Company breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that the Company violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. The Company’s motion to dismiss was granted on January 5, 2018. On April 11, 2018, plaintiffs filed an appellate brief. On May 2, 2018, an amicus brief in support of appellants was filed by the American Association of Retired Persons and National Employment Lawyers Association. On May 30, 2018, appellees’ briefs were filed. On June 20, 2018, an amicus brief in support of appellees was filed by Pharmaceutical Care Management Association, Association of Health Insurance Plans, and the Chamber of Commerce. On July 5, 2018, appellants filed a reply brief, and the appeal is now fully briefed.

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

•
In re: EpiPen ERISA Litigation. Plaintiffs filed a consolidated class action complaint on April 2, 2018, alleging that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products). On June 1, 2018, defendants filed a motion to dismiss, and plaintiffs filed a response on July 31, 2018.

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

•
MSP Recovery Claims, Series LLC, MAO-MSO Recovery II, LLC, MSP Recovery, LLC, MSPA Claims 1, LLC v. Mallinckrodt Ard, Inc., f/k/a Questcor Pharmaceuticals, Inc., Mallinckrodt PLC, and United BioSource Corporation. (“UBC”). Plaintiffs make similar allegations to those in the Rockford complaint filed in April 2017. Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. On February 23, 2018, UBC filed a motion to dismiss the complaint, which has been fully briefed and we await the court’s ruling.

•	We are the subject of shareholder securities cases relating to the proposed merger with Cigna, including:

•
Abraham Neufeld, et al, v. Express Scripts Holding Company, et al.; Lawrence Zucker, et al. v. Express Scripts Holding Company, et al.; Walter Stern, et al. v. Express Scripts Holding Company, et al.; Kurt Wilson, et al. v. Express Scripts Holding Company, et al.; Phillip Buckingham, et al. v. Express Scripts Holding Company, et al.; and Robert Wolfe, et al. v. Express Scripts Holding Company, et al. Plaintiffs filed putative class action complaints against Express Scripts and the members of its board of directors alleging the registration statements filed in connection with the mergers of Express Scripts and Cigna omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the registration statements false and misleading. Among other remedies, the complaints seek to enjoin the Express Scripts special meeting and the closing of the mergers, as well as damages, costs and attorneys’ fees.

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
We incurred incremental costs within the PBM segment in order to achieve the future benefit of our enterprise value initiative. There were no such comparable costs for the three and six months ended June 30, 2017. The components of these incremental costs are detailed below.

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Consulting and temporary labor	$14.8	$26.4
Severance and related benefit costs	19.2	22.8
Accelerated depreciation	1.0	1.4
Site closures	2.2	3.0
Technology	8.4	9.7
Total EVI costs	$45.6	$63.3
Of the total EVI costs above, $27.4 million and $32.7 million are reflected in “Cost of revenues” within our consolidated statement of operations for the three and six months ended June 30, 2018, respectively. The costs above include $18.2 million and $30.6 million reflected in “Selling, general and administrative,” within our consolidated statement of operations for the three and six months ended June 30, 2018, respectively. In addition to the costs noted above, we have capitalized $18.0 million of software development expenditures as of June 30, 2018; no costs were capitalized as of December 31, 2017.

Total pre-tax charges related to our enterprise value initiative since the inception of the project through June 30, 2018 have totaled approximately $106.1 million.
We did not have material liabilities related to our enterprise value initiative as of June 30, 2018 or December 31, 2017.

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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and six months ended June 30, 2018 and 2017.

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended June 30, 2018
Product revenues(3)(4)	$23,591.5	$1,087.7	$24,679.2
Service revenues	298.3	664.3	962.6
Total revenues	23,889.8	1,752.0	25,641.8
Depreciation and amortization expense	452.6	51.1	503.7
Operating income	1,281.7	30.5	1,312.2
Interest income and other			8.8
Interest expense and other			(151.3)
Income before income taxes			1,169.7
Capital expenditures	64.0	11.4	75.4
For the three months ended June 30, 2017
Product revenues(3)	$23,758.7	$1,130.1	$24,888.8
Service revenues(5)	373.0	85.7	458.7
Total revenues	24,131.7	1,215.8	25,347.5
Depreciation and amortization expense	443.2	6.0	449.2
Operating income	1,356.2	22.4	1,378.6
Interest income and other			8.8
Interest expense and other			(146.5)
Income before income taxes			1,240.9
Capital expenditures	55.5	4.0	59.5
For the six months ended June 30, 2018
Product revenues(3)(4)	$46,456.7	$2,044.0	$48,500.7
Service revenues	605.6	1,304.9	1,910.5
Total revenues	47,062.3	3,348.9	50,411.2
Depreciation and amortization expense	898.9	103.6	1,002.5
Operating income	2,211.1	62.7	2,273.8
Interest income and other			20.8
Interest expense and other			(305.3)
Income before income taxes			1,989.3
Capital expenditures	155.9	19.9	175.8

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the six months ended June 30, 2017
Product revenues(3)	$46,993.5	$2,140.3	$49,133.8
Service revenues(5)	699.5	169.1	868.6
Total revenues	47,693.0	2,309.4	50,002.4
Depreciation and amortization expense	882.8	12.0	894.8
Operating income	2,399.5	33.7	2,433.2
Interest income and other			15.1
Interest expense and other			(292.2)
Income before income taxes			2,156.1
Capital expenditures	97.1	8.2	105.3

(1)	Includes the results of operations for myMatrixx Holdings, Inc. (“myMatrixx”) subsequent to its acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to its acquisition on December 15, 2017, and results of operations for UBC prior to its sale on December 27, 2017.

(3)
Includes retail pharmacy co-payments of $2,054.5 million and $2,017.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4,546.9 million and $4,483.9 million for the six months ended June 30, 2018 and 2017, respectively. Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(4)
Includes the impact of the increase to both revenues and cost of revenues of $785.3 million and $1,584.1 million for the three and six months ended June 30, 2018, respectively, related to the adoption of ASC Topic 606 effective January 1, 2018.

(5)	Includes other revenues related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.
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
We have contracts with Anthem and the United States Department of Defense which represent 18% and 12%, respectively, of consolidated revenues for both the three and six months ended June 30, 2018.
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

(i)	Express Scripts, the issuer of certain guaranteed obligations;

(ii)	ESI, guarantor, the issuer of additional guaranteed obligations;

(iii)	Medco, guarantor, the issuer of additional guaranteed obligations;

(iv)	Non-guarantor subsidiaries, on a combined basis;

(v)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Express Scripts, ESI, Medco and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)	Express Scripts and subsidiaries on a consolidated basis.
In conjunction with the ongoing reorganization, during 2017, we executed certain intercompany agreements and transfer pricing agreements effective retrospectively to January 1, 2017. These intercompany agreements resulted in increased operating expenses for our non-guarantors and reduced operating expenses for ESI in the condensed consolidating statement of operations for the three and six months ended June 30, 2018 and 2017, as well as changes in interest expense between Express Scripts, ESI, Medco and our non-guarantors. The transfer pricing agreements resulted in increased revenues and operating expenses for ESI, Medco and our non-guarantors with a resulting increase in the eliminations column. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2018
Cash and cash equivalents	$1,815.1	$116.0	$—	$1,011.2	$—	$2,942.3
Receivables, net	—	3,867.8	825.3	2,645.0	—	7,338.1
Other current assets	—	466.7	0.1	2,422.9	—	2,889.7
Total current assets	1,815.1	4,450.5	825.4	6,079.1	—	13,170.1
Property and equipment, net	—	142.3	3.2	359.2	—	504.7
Computer software, net	—	658.5	—	174.6	—	833.1
Investments in subsidiaries	54,697.4	15,741.3	9,215.8	—	(79,654.5)	—
Intercompany	—	1,893.7	1,555.5	19,423.9	(22,873.1)	—
Goodwill	—	3,122.4	22,609.9	5,377.9	—	31,110.2
Other intangible assets, net	—	333.8	5,413.6	3,081.5	—	8,828.9
Other assets	7.4	129.0	90.7	53.9	(50.2)	230.8
Total assets	$56,519.9	$26,471.5	$39,714.1	$34,550.1	$(102,577.8)	$54,677.8
Claims and rebates payable	$—	$7,727.9	$1,895.9	$267.7	$—	$9,891.5
Accounts payable	—	1,473.1	24.2	3,296.2	—	4,793.5
Accrued expenses	125.4	917.1	254.2	1,071.9	—	2,368.6
Short-term debt and current maturities of long-term debt	1,196.2	336.9	—	—	—	1,533.1
Total current liabilities	1,321.6	10,455.0	2,174.3	4,635.8	—	18,586.7
Long-term debt	12,955.2	—	502.4	—	—	13,457.6
Intercompany	22,873.1	—	—	—	(22,873.1)	—
Deferred taxes	—	—	1,272.0	1,204.8	(50.2)	2,426.6
Other liabilities	—	535.1	258.1	38.4	—	831.6
Non-controlling interest	—	—	—	5.3	—	5.3
Express Scripts stockholders’ equity	19,370.0	15,481.4	35,507.3	28,665.8	(79,654.5)	19,370.0
Total liabilities and stockholders’ equity	$56,519.9	$26,471.5	$39,714.1	$34,550.1	$(102,577.8)	$54,677.8

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2017
Cash and cash equivalents	$1,031.0	$114.5	$—	$1,164.1	$—	$2,309.6
Receivables, net	—	3,740.9	971.3	2,344.1	—	7,056.3
Other current assets	—	350.7	2.1	2,238.4	—	2,591.2
Total current assets	1,031.0	4,206.1	973.4	5,746.6	—	11,957.1
Property and equipment, net	—	166.1	3.2	382.0	—	551.3
Computer software, net	—	640.0	—	174.9	—	814.9
Investments in subsidiaries	52,546.3	14,350.2	8,926.0	—	(75,822.5)	—
Intercompany	—	847.1	2,531.5	17,624.0	(21,002.6)	—
Goodwill	—	3,122.4	22,609.9	5,367.4	—	31,099.7
Other intangible assets, net	—	449.5	5,917.1	3,259.3	—	9,625.9
Other assets	8.2	112.6	80.3	42.7	(36.9)	206.9
Total assets	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8
Claims and rebates payable	$—	$7,389.4	$2,574.3	$224.8	$—	$10,188.5
Accounts payable	—	840.3	34.0	2,881.4	—	3,755.7
Accrued expenses	126.6	1,192.7	272.7	1,277.3	—	2,869.3
Short-term debt and current maturities of long-term debt	194.8	—	838.1	—	—	1,032.9
Total current liabilities	321.4	9,422.4	3,719.1	4,383.5	—	17,846.4
Long-term debt	14,141.9	336.7	502.9	—	—	14,981.5
Intercompany	21,002.6	—	—	—	(21,002.6)	—
Deferred taxes	—	—	1,392.2	1,207.1	(36.9)	2,562.4
Other liabilities	—	457.1	258.4	24.7	—	740.2
Non-controlling interest	—	—	—	5.7	—	5.7
Express Scripts stockholders’ equity	18,119.6	13,677.8	35,168.8	26,975.9	(75,822.5)	18,119.6
Total liabilities and stockholders’ equity	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2018
Revenues	$—	$17,696.2	$4,210.9	$16,250.2	$(12,515.5)	$25,641.8
Operating expenses	—	17,589.6	4,150.9	15,104.6	(12,515.5)	24,329.6
Operating income	—	106.6	60.0	1,145.6	—	1,312.2
Other (expense) income:
Interest expense and other, net	(111.9)	(6.3)	(24.0)	(0.3)	—	(142.5)
Intercompany interest income (expense)	114.9	(68.7)	(10.5)	(35.7)	—	—
Other (expense) income, net	3.0	(75.0)	(34.5)	(36.0)	—	(142.5)
Income before income taxes	3.0	31.6	25.5	1,109.6	—	1,169.7
Provision (benefit) for income taxes	0.5	2.6	(0.6)	287.8	—	290.3
Income before equity in earnings of subsidiaries	2.5	29.0	26.1	821.8	—	879.4
Equity in earnings of subsidiaries	874.8	782.8	33.1	—	(1,690.7)	—
Net income	877.3	811.8	59.2	821.8	(1,690.7)	879.4
Less: Net income attributable to non-controlling interest	—	—	—	2.1	—	2.1
Net income attributable to Express Scripts	877.3	811.8	59.2	819.7	(1,690.7)	877.3
Other comprehensive loss	(2.3)	(2.3)	—	(2.3)	4.6	(2.3)
Comprehensive income attributable to Express Scripts	$875.0	$809.5	$59.2	$817.4	$(1,686.1)	$875.0

For the three months ended June 30, 2017
Revenues	$—	$24,698.8	$4,598.4	$20,108.1	$(24,057.8)	$25,347.5
Operating expenses	—	25,278.9	4,784.8	17,963.0	(24,057.8)	23,968.9
Operating income (loss)	—	(580.1)	(186.4)	2,145.1	—	1,378.6
Other (expense) income:
Interest (expense) income and other, net	(129.6)	3.3	(10.1)	(1.3)	—	(137.7)
Intercompany interest income (expense)	49.2	(24.6)	—	(24.6)	—	—
Other expense, net	(80.4)	(21.3)	(10.1)	(25.9)	—	(137.7)
Income (loss) before income taxes	(80.4)	(601.4)	(196.5)	2,119.2	—	1,240.9
Provision (benefit) for income taxes	(29.3)	(248.6)	(70.4)	783.7	—	435.4
Income (loss) before equity in earnings of subsidiaries	(51.1)	(352.8)	(126.1)	1,335.5	—	805.5
Equity in earnings of subsidiaries	852.9	1,176.7	155.1	—	(2,184.7)	—
Net income	801.8	823.9	29.0	1,335.5	(2,184.7)	805.5
Less: Net income attributable to non-controlling interest	—	—	—	3.7	—	3.7
Net income attributable to Express Scripts	801.8	823.9	29.0	1,331.8	(2,184.7)	801.8
Other comprehensive income	3.5	3.5	—	3.5	(7.0)	3.5
Comprehensive income attributable to Express Scripts	$805.3	$827.4	$29.0	$1,335.3	$(2,191.7)	$805.3

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2018
Revenues	$—	$34,605.0	$8,461.4	$31,484.0	$(24,139.2)	$50,411.2
Operating expenses	—	34,413.6	8,300.6	29,562.4	(24,139.2)	48,137.4
Operating income	—	191.4	160.8	1,921.6	—	2,273.8
Other (expense) income:
Interest (expense) income and other, net	(270.2)	0.6	(15.4)	0.5	—	(284.5)
Intercompany interest income (expense)	274.5	(137.3)	(89.2)	(48.0)	—	—
Other (expense) income, net	4.3	(136.7)	(104.6)	(47.5)	—	(284.5)
Income before income taxes	4.3	54.7	56.2	1,874.1	—	1,989.3
Provision for income taxes	0.8	7.6	8.3	467.3	—	484.0
Income before equity in earnings of subsidiaries	3.5	47.1	47.9	1,406.8	—	1,505.3
Equity in earnings of subsidiaries	1,497.0	1,306.1	98.2	—	(2,901.3)	—
Net income	1,500.5	1,353.2	146.1	1,406.8	(2,901.3)	1,505.3
Less: Net income attributable to non-controlling interest	—	—	—	4.8	—	4.8
Net income attributable to Express Scripts	1,500.5	1,353.2	146.1	1,402.0	(2,901.3)	1,500.5
Other comprehensive loss	(5.1)	(5.1)	—	(5.1)	10.2	(5.1)
Comprehensive income attributable to Express Scripts	$1,495.4	$1,348.1	$146.1	$1,396.9	$(2,891.1)	$1,495.4

For the six months ended June 30, 2017
Revenues	$—	$34,651.7	$9,517.9	$30,984.8	$(25,152.0)	$50,002.4
Operating expenses	—	34,479.6	9,330.3	28,911.3	(25,152.0)	47,569.2
Operating income	—	172.1	187.6	2,073.5	—	2,433.2
Other (expense) income:
Interest (expense) income and other, net	(253.7)	0.2	(21.1)	(2.5)	—	(277.1)
Intercompany interest income (expense)	99.0	(49.5)	—	(49.5)	—	—
Other expense, net	(154.7)	(49.3)	(21.1)	(52.0)	—	(277.1)
Income (loss) before income taxes	(154.7)	122.8	166.5	2,021.5	—	2,156.1
Provision (benefit) for income taxes	(56.6)	44.4	81.2	731.3	—	800.3
Income (loss) before equity in earnings of subsidiaries	(98.1)	78.4	85.3	1,290.2	—	1,355.8
Equity in earnings of subsidiaries	1,446.2	1,241.5	41.0	—	(2,728.7)	—
Net income	1,348.1	1,319.9	126.3	1,290.2	(2,728.7)	1,355.8
Less: Net income attributable to non-controlling interest	—	—	—	7.7	—	7.7
Net income attributable to Express Scripts	1,348.1	1,319.9	126.3	1,282.5	(2,728.7)	1,348.1
Other comprehensive income	4.7	4.7	—	4.7	(9.4)	4.7
Comprehensive income attributable to Express Scripts	$1,352.8	$1,324.6	$126.3	$1,287.2	$(2,738.1)	$1,352.8

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2018
Net cash flows provided by (used in) operating activities	$1.9	$907.0	$(139.9)	$1,510.3	$(50.4)	$2,228.9
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(132.8)	—	(43.0)	—	(175.8)
Acquisitions, net of cash acquired	—	(5.6)	—	(20.8)	—	(26.4)
Other, net	—	7.9	(2.5)	(14.3)	(15.8)	(24.7)
Net cash used in investing activities	—	(130.5)	(2.5)	(78.1)	(15.8)	(226.9)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(831.4)	—	—	(831.4)
Treasury stock acquired	(420.7)	—	—	—	—	(420.7)
Commercial paper repayments, net	(195.0)	—	—	—	—	(195.0)
Net proceeds from employee stock plans	106.2	—	—	—	—	106.2
Other, net	—	(5.1)	—	(80.9)	66.2	(19.8)
Net intercompany transactions	1,291.7	(769.9)	973.8	(1,495.6)	—	—
Net cash (used in) provided by financing activities	782.2	(775.0)	142.4	(1,576.5)	66.2	(1,360.7)
Effect of foreign currency translation adjustment	—	—	—	(8.6)	—	(8.6)
Net increase (decrease) in cash and cash equivalents	784.1	1.5	—	(152.9)	—	632.7
Cash and cash equivalents at beginning of period	1,031.0	114.5	—	1,164.1	—	2,309.6
Cash and cash equivalents at end of period	$1,815.1	$116.0	$—	$1,011.2	$—	$2,942.3

For the six months ended June 30, 2017
Net cash flows provided by (used in) operating activities	$(96.1)	$728.1	$(203.2)	$1,753.9	$(101.1)	$2,081.6
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(75.8)	—	(29.5)	—	(105.3)
Acquisitions, net of cash acquired	—	(122.7)	—	—	—	(122.7)
Other, net	—	(9.0)	—	1.5	—	(7.5)
Net cash used in investing activities	—	(207.5)	—	(28.0)	—	(235.5)
Cash flows from financing activities:
Repayment of long-term debt	(575.0)	—	—	—	—	(575.0)
Treasury stock acquired	(2,020.0)	—	—	—	—	(2,020.0)
Net proceeds from employee stock plans	37.5	—	—	—	—	37.5
Other, net	—	(19.0)	—	(98.4)	101.1	(16.3)
Net intercompany transactions	2,826.0	(1,073.6)	198.8	(1,951.2)	—	—
Net cash (used in) provided by financing activities	268.5	(1,092.6)	198.8	(2,049.6)	101.1	(2,573.8)
Effect of foreign currency translation adjustment	—	—	—	3.0	—	3.0
Net (decrease) increase in cash and cash equivalents	172.4	(572.0)	(4.4)	(320.7)	—	(724.7)
Cash and cash equivalents at beginning of period	583.5	1,234.2	4.4	1,255.1	—	3,077.2
Cash and cash equivalents at end of period	$755.9	$662.2	$—	$934.4	$—	$2,352.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
prevention or delay or reduction in anticipated benefits of the mergers contemplated by the Agreement and Plan of Merger dated March 8, 2018, as amended by Amendment No. 1, dated as of June 27, 2018, and as it may be further amended from time to time (the “Merger Agreement”) by and among Cigna Corporation and certain of its subsidiaries (collectively, Cigna) and Express Scripts Holding Company (“Express Scripts”) whereby Cigna will acquire Express Scripts in a cash and stock transaction facilitated through a series of mergers (the “Transaction”)

•	business uncertainties and contractual restrictions during the pendency of the Transaction

•	restrictions on our ability to pursue alternatives to the mergers contemplated by the Merger Agreement

•	the impact on our business, financial results, and stock price should we fail to complete the mergers contemplated by the Merger Agreement

•
the number of shares of the combined company’s common stock that our stockholders will receive under the Merger Agreement is based on a fixed exchange ratio and the market value of the shares of the combined company’s common stock to be issued upon completion of the mergers is unknown, and therefore our stockholders cannot be certain of the value of the share consideration that they will receive pursuant to the Merger Agreement

•	other risks described from time to time in our filings with the SEC
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, under the caption “Risk Factors” contained in Part II - Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 2, 2018, and under the caption “Risk Factors” contained in the definitive joint proxy statement/prospectus in connection with the mergers, filed with the SEC on July 16, 2018.
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

OVERVIEW
As the largest independent pharmacy benefit management (“PBM”) company in the United States, we provide a full range of services to our clients, which include managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We report segments on the basis of products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our integrated PBM services include clinical solutions, Express Scripts SafeGuardRx, specialized pharmacy care (Therapeutic Resource Center services), home delivery pharmacy services, specialty pharmacy services (pharmacy fulfillment), retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management, Medicare, Medicaid and Public Exchange offerings, administration of a group purchasing organization, Inside Rx and digital consumer health and drug information.
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
Revenues generated by our segments are classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs, medical benefit management services, as well as other fee-for-service arrangements, such as medication counseling services and certain specialty services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 96.2% and 98.2% for the three months ended June 30, 2018 and 2017, respectively, and 96.2% and 98.3% of revenues for the six months ended June 30, 2018 and 2017, respectively.
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

•
As our claims volume increases or decreases, our associated revenues and cost of revenues correspondingly increase or decrease. In addition, gross profit could increase or decrease as a result of changes in purchasing discounts.

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

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare legislation, increased regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has been impacted by certain in-group attrition and client losses and gains and will continue to be impacted by our Transitioning Clients as defined below. We also recognize as the regulatory environment evolves, it may be necessary to make significant investments to prepare for and adapt to regulatory changes. We continue to execute our focused business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies, as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through negotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (86.9% and 87.0% for the three and six months ended June 30, 2018, respectively, as compared to 86.6% and 86.5% for the three and six months ended June 30, 2017, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above, excluding the impact of the Transitioning Clients described below.
On March 8, 2018, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of June 27, 2018, and as it may be further amended from time to time (the “Merger Agreement”), with Cigna Corporation (“Cigna”) and certain subsidiaries of Cigna whereby Cigna will acquire Express Scripts Holding Company (“Express Scripts” or the “Company”) in a cash and stock transaction valued on announcement at approximately $67.0 billion, including Cigna’s assumption of approximately $15.0 billion in Express Scripts debt. The merger consideration per share of Company common stock will consist of (i) 0.2434 of a fully paid and nonassessable share of common stock of the combined company and (ii) the right to receive $48.75 in cash, without interest. Upon closing of the transaction, Cigna stockholders are expected to own approximately 64% of the combined company and Express Scripts stockholders are expected to own approximately 36%. Consummation of the mergers is subject to certain customary conditions, including approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement and approval by the holders of a majority of the outstanding shares of Cigna common stock entitled to vote on the adoption of the Merger Agreement (the shares of common stock of the combined company to be issued in the merger having been approved for listing on the New York Stock Exchange), the receipt of certain necessary governmental and regulatory approvals without the imposition of Burdensome Conditions (as defined in the Merger Agreement), the lack of any pending action or proceeding instituted by certain governmental entities to enjoin, restrain or prohibit the merger, and the receipt by each of the Company and Cigna of certain tax opinions. On April 23, 2018, Cigna and Express Scripts each received a request for additional information and documentary material from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transaction. On July 16, 2018, Express Scripts announced that its special meeting of stockholders to consider and vote on the adoption of the Merger Agreement is scheduled to be held on August 24, 2018 at 9:00 a.m. Central Time, at Express Scripts’ corporate headquarters, One Express Way, Saint Louis Missouri 63121. The mergers are expected to be completed by December 31, 2018. Until the closing, we will continue to operate as an independent company.
As a result of federal tax reform legislation enacted in the fourth quarter of 2017, we have revalued our deferred tax assets and liabilities to reflect the reduction in the federal tax rate from 35% to 21%. In current and future periods, we anticipate a reduction in our effective income tax rate, excluding discrete income tax items, slightly below the 14 percentage point reduction in our statutory federal tax rate. The rate reduction resulted in substantial tax savings. As part of these savings, we supported our employees with non-executive bonuses and have supported and plan to continue to support the local philanthropic needs of the communities in which we operate by making significant charitable contributions. During the six months ended June 30, 2018, we have funded $30.0 million in one-time charitable contributions and awarded $23.2 million in non-executive bonuses as a result of the tax savings received as part of tax reform.
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
On December 15, 2017, we completed the acquisition of eviCore for approximately $3.6 billion. Operating results of eviCore are included in the consolidated financial statements from the date of acquisition. eviCore offers a broad range of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology, and contracts with health plans and commercial clients to promote the appropriate use of healthcare services.
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
Anthem generated approximately 18% of our total consolidated revenues for both the three and six months ended June 30, 2018 and approximately 19% of our total consolidated revenues for both the three and six months ended June 30, 2017. Anthem generated approximately 31% and 32% of our total Adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”) for the three and six months ended June 30, 2018, respectively, and approximately 33% of our total Adjusted EBITDA for both the three and six months ended June 30, 2017. Under the terms of our contract, Anthem’s contribution to our profitability will continue to exceed its proportional contribution to our revenues.
On March 21, 2016, Anthem filed a lawsuit setting forth certain allegations and claims for relief with respect to our pharmacy benefit management agreement with them (see Item 2 - “Note 12 - Commitments and contingencies”). We are confident in the strength of our legal position and believe we have consistently acted in good faith and in accordance with the terms of the agreement and have a number of valid defenses to the claims asserted. We further believe Anthem’s lawsuit is without merit. However, litigation and the potential outcome cannot be accurately or effectively predicted and at this time we are unable to provide a timetable or an estimate as to the potential outcome of this matter, which could result in a material adverse effect on our business and results of operations.
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

PBM Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Product revenues:
Network revenues(1)	$12,604.1	$12,392.9	$24,866.6	$24,799.3
Home delivery and specialty revenues(2)	10,987.4	11,365.8	21,590.1	22,194.2
Service revenues	298.3	373.0	605.6	699.5
Total PBM revenues	23,889.8	24,131.7	47,062.3	47,693.0
Cost of PBM revenues(1)	21,827.2	22,019.3	43,242.4	43,759.6
PBM gross profit	2,062.6	2,112.4	3,819.9	3,933.4
PBM SG&A	780.9	756.2	1,608.8	1,533.9
PBM operating income	$1,281.7	$1,356.2	$2,211.1	$2,399.5
Claims:
Network	210.0	218.8	424.1	441.9
Home delivery and specialty(2)	26.1	29.3	52.6	58.2
Total PBM claims	236.1	248.1	476.7	500.1
Adjusted network(3)	261.8	264.1	524.6	531.2
Adjusted home delivery and specialty(2)(3)	76.1	85.7	153.4	170.2
Total adjusted PBM claims(3)	337.9	349.8	678.0	701.4
Generic fill rate:
Network	87.3%	87.2%	87.4%	87.1%
Home delivery	84.1%	82.8%	84.0%	82.5%
Overall	86.9%	86.6%	87.0%	86.5%

(1)
Includes retail pharmacy co-payments of $2,054.5 million and $2,017.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4,546.9 million and $4,483.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

PBM revenues. Network revenues increased $211.2 million, or 2%, in the three months ended June 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 3% attributable to an 8.8 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 1% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 1% attributable to pricing, due primarily to inflation on branded drugs, partially offset by management of supply chain.

•	An increase of approximately 5% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Home delivery and specialty revenues decreased $378.4 million, or 3%, in the three months ended June 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 10% attributable to a 3.2 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 9% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 1% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Network revenues increased $67.3 million, or less than 1%, in the six months ended June 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 4% attributable to a 17.8 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 1% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 5% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Home delivery and specialty revenues decreased $604.1 million, or 3%, in the six months ended June 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 9% attributable to a 5.6 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 4% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 9% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 1% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Cost of PBM revenues. Cost of PBM revenues decreased $192.1 million, or 1%, in the three months ended June 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 7% attributable to a 12.0 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 2% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 5% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 3% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Cost of PBM revenues decreased $517.2 million, or 1%, in the six months ended June 30, 2018 from 2017. This 1% decrease in cost of PBM revenues is comprised of the following:

•	A decrease of approximately 6% attributable to a 23.4 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 5% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 3% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
PBM gross profit. PBM gross profit decreased $49.8 million and $113.5 million, or 2% and 3%, in the three and six months ended June 30, 2018 from 2017, respectively. PBM gross profit changes were impacted by the various factors impacting revenues and cost of revenues described above. PBM gross profit was also impacted by the realization of certain additional revenues related to the Anthem contract of $72.7 million for the three months ended June 30, 2018, as compared to $52.6 million for the three months ended June 30, 2017.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment increased $24.7 million, or 3%, in the three months ended June 30, 2018 from 2017. This increase relates primarily to $11.1 million of transaction costs and $18.2 million of enterprise value initiative costs incurred for the three months ended June 30, 2018, with no similar costs in 2017. These increases were partially offset by operational efficiencies.
SG&A for our PBM segment increased $74.9 million, or 5%, in the six months ended June 30, 2018 from 2017. This increase relates primarily to $36.1 million of transaction costs, $30.0 million of one-time charitable contributions and $30.6 million of enterprise value initiative costs incurred for the six months ended June 30, 2018, with no similar costs in 2017. These increases were partially offset by operational efficiencies.
PBM operating income. PBM operating income decreased $74.5 million and $188.4 million, or 5% and 8%, in the three and six months ended June 30, 2018 from 2017, respectively, based on the various factors described above.
Other Business Operations Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Product revenues	$1,087.7	$1,130.1	$2,044.0	$2,140.3
Service revenues	664.3	85.7	1,304.9	169.1
Total Other Business Operations revenues	1,752.0	1,215.8	3,348.9	2,309.4
Cost of Other Business Operations revenues	1,610.4	1,167.0	3,085.2	2,208.9
Other Business Operations gross profit	141.6	48.8	263.7	100.5
Other Business Operations SG&A	111.1	26.4	201.0	66.8
Other Business Operations operating income	$30.5	$22.4	$62.7	$33.7
Claims:
Other(1)	—	0.2	—	0.3
Total adjusted Other Business Operations claims	—	0.2	—	0.3
(1) Includes claims related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.
Other Business Operations revenues. Other Business Operations product revenues decreased $42.4 million and $96.3 million, or 4%, for the three and six months ended June 30, 2018 from 2017, primarily driven by lower volume from our CuraScript Specialty Distribution business.
Other Business Operations service revenues increased $578.6 million and $1,135.8 million, in the three and six months ended June 30, 2018 from 2017, respectively, driven by the acquisition of eviCore, partially offset by the sale of UBC, both in the fourth quarter of 2017.
Other Business Operations cost of revenues. Other Business Operations cost of revenues increased $443.4 million and $876.3 million, or 38% and 40%, in the three and six months ended June 30, 2018 from 2017, respectively, driven primarily by the acquisition of eviCore, partially offset by the sale of UBC, both in the fourth quarter of 2017. These increases are partially offset by lower volume from our CuraScript Specialty Distribution business.
Other Business Operations operating income. Other Business Operations operating income increased $8.1 million and $29.0 million, or 36% and 86%, in the three and six months ended June 30, 2018 from 2017, respectively, primarily due to the acquisition of eviCore, partially offset by $20.3 million related to the contingent arrangement related to the eviCore acquisition.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $4.8 million, and $7.4 million, or 3%, in each of the three and six months ended June 30, 2018 from 2017. These increases are due to additional interest expense related to the issuance of $1.4 billion of senior notes in November 2017 primarily in connection with the acquisition of eviCore, partially offset by decreased interest expense related to the repayment of various debt during the year ended December 31, 2017, and the six months ended June 30, 2018.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 24.9% and 24.4% for the three and six months ended June 30, 2018, respectively, from 35.2% and 37.3% for the same periods in 2017, primarily due to the impact of the reduction in the federal corporate statutory rates from 35% to 21% due to federal tax reform legislation enacted on December 22, 2017 and changes in discrete tax items. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $44.2 million within the next twelve months due to the conclusion of various examinations as well as lapses in certain statutes of limitations.
We recognized a net discrete income tax charge of $14.5 million and $15.7 million for the three and six months ended June 30, 2018, respectively, compared to a net discrete income tax benefit of $20.2 million and a net discrete income tax charge of $9.7 million for the same periods in 2017. Our 2018 net discrete income tax charge primarily relates to changes in our unrecognized tax benefits and revaluation of our net deferred tax attributes. Our 2017 net discrete income tax benefit and charge primarily relate to revaluation of our net deferred tax attributes.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and six months ended June 30, 2018 increased $75.5 million and $152.4 million, or 9% and 11%, from 2017, respectively. These increases are due to reduced tax expense, partially offset by decreased operating income.
Basic and diluted earnings per share attributable to Express Scripts both increased 13% and 17% for the three and six months ended June 30, 2018, respectively, from 2017. These increases are primarily due to reduced shares outstanding (a total of 303.3 million shares held in treasury on June 30, 2018, compared to 283.8 million shares held in treasury on June 30, 2017), as well as reduced tax expense, partially offset by decreased operating income based on the various factors described above.

EBITDA AND ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of each of EBITDA attributable to Express Scripts (“EBITDA”) and Adjusted EBITDA from net income attributable to Express Scripts, which is the most directly comparable measure calculated under accounting principles generally accepted in the United States (“GAAP”):

EBITDA(1) and Adjusted EBITDA(2)	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per claim data)	2018(3)	2017(4)	2018(3)	2017(4)
Net income attributable to Express Scripts	$877.3	$801.8	$1,500.5	$1,348.1
Provision for income taxes	290.3	435.4	484.0	800.3
Depreciation and amortization(5)	503.7	449.2	1,002.5	894.8
Other expense (income), net	142.5	137.7	284.5	277.1
EBITDA(1)	1,813.8	1,824.1	3,271.5	3,320.3
Adjustments to EBITDA
Transaction costs(6)	21.0	—	56.4	—
Enterprise value initiative costs(7)	44.6	—	61.9	—
Charitable contribution costs(8)	—	—	30.0	—
Adjusted EBITDA(2)	1,879.4	1,824.1	3,419.8	3,320.3
Total adjusted claims(9)	337.9	350.0	678.0	701.7
Adjusted EBITDA per adjusted claim(10)	$5.56	$5.21	$5.04	$4.73

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

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Adjusted EBITDA is EBITDA excluding transaction costs, enterprise value initiative costs and one-time charitable contribution costs as these charges are not considered an indicator of ongoing company performance. Management believes Adjusted EBITDA, considered along with the corresponding GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe Adjusted EBITDA is also useful in assessing period-to-period performance trends. Our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

(3)	Includes the results of operations for eviCore subsequent to its acquisition on December 15, 2017.

(4)	Includes the operations of UBC prior to its sale on December 27, 2017 and the results of operations for myMatrixx Holding, Inc. subsequent to its acquisition on May 15, 2017.

(5)
Depreciation and amortization presented above includes accelerated depreciation of $1.0 million and $1.4 million for the three and six months ended June 30, 2018, respectively, related to our enterprise value initiative.

(6)	Transaction costs are related to the eviCore acquisition and the proposed acquisition by Cigna.

(7)
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative to transform our organization through the end of 2021. See Note 13 - Enterprise value initiative for further description.

(8)	Costs are related to one-time charitable contributions made as a result of the tax savings received as part of the 2017 federal tax reform legislation.

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

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the six months ended June 30, 2018, net cash provided by operating activities increased $147.3 million to $2,228.9 million compared to the six months ended June 30, 2017. Net income increased $149.5 million in 2018 from 2017. These cash inflows are partially offset by changes in working capital which resulted in a cash outflow of $219.3 million in 2018 compared to a cash outflow of $65.9 million in 2017. These changes are primarily related to the timing of collections and payments between us and our clients, pharmacies and pharmaceutical suppliers.
In the six months ended June 30, 2018, net cash used in investing activities decreased $8.6 million to $226.9 million compared to the six months ended June 30, 2017, due primarily to cash utilized for acquisitions in 2018 of $26.4 million compared to $122.7 million in 2017. These cash outflows are partially offset by an increase in capital expenditures for purchases of property, equipment and computer software of $70.5 million in 2018 from 2017. Our ability to invest in infrastructure and technology is limited by the terms of the Merger Agreement with Cigna, which generally provides that, until closing or termination of the Merger Agreement, we cannot make capital expenditures outside of the normal course of business. Consistent with prior practice, we intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources described below.
In the six months ended June 30, 2018, net cash used in financing activities decreased $1,213.1 million to $1,360.7 million compared to the six months ended June 30, 2017. Cash outflows for 2018 include $831.4 million related to the repayment of debt, $420.7 million of treasury share repurchases and $195.0 million related to net commercial paper activity, compared to outflows during the same period of 2017 of $575.0 million related to the repayment of debt, $2,020.0 million of treasury share repurchases and no such similar cash flows related to net commercial paper activity.
At June 30, 2018, our available sources of capital include a $3.5 billion revolving facility (defined below as the 2022 revolving facility) and a commercial paper program. As of June 30, 2018, neither of these sources of capital had amounts outstanding.
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
Pursuant to the Merger Agreement, our ability to acquire or divest businesses, until closing or termination of the Merger Agreement, is restricted.
SHARE REPURCHASE PROGRAM
Pursuant to the Merger Agreement, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement. Under our share repurchase program, we repurchased 5.4 million shares for $411.3 million during the six months ended June 30, 2018 and 18.5 million and 31.8 million shares for $1,154.8 million and $2,057.4 million during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there were 72.9 million shares remaining under our share repurchase program. Share repurchases, made during the six months ended June 30, 2018, were made pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. Share repurchases, made during the three and six months ended June 30, 2017, were made pursuant to a Rule

10b5-1 plan implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”). The February 2017 Rule 10b5-1 plan was completed on June 30, 2017.
OTHER LIQUIDITY INFORMATION
We have a credit agreement which includes a $3.5 billion revolving facility (the “2022 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At June 30, 2018, no amounts were drawn under the 2022 revolving facility. At June 30, 2018, $198.1 million of the 2015 five-year term loan which includes a proportionate amount of unamortized financing costs were considered current maturities of long-term debt.
We have a commercial paper program under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our overall borrowing capacity as it is fully backed by our 2022 revolving facility. The commercial paper notes will be jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. The proceeds of the commercial paper notes are expected to be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. There were no commercial paper borrowings outstanding as of June 30, 2018.
In February 2018, a $130.0 million uncommitted revolving credit facility was terminated and in May 2018, a $150.0 million uncommitted credit agreement expired.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. At June 30, 2018, we were in compliance with all covenants associated with our debt instruments.
The Merger Agreement limits our ability to incur additional indebtedness or to modify any of the terms of our outstanding debt obligations. The Merger Agreement generally provides that until closing or termination of the Merger Agreement, we cannot, without Cigna’s consent (which shall not be unreasonably withheld, conditioned or delayed), incur, assume, endorse, guarantee or otherwise become liable for, or modify the terms of, any indebtedness or issue or sell any debt securities or calls, options, warrants or other rights to acquire any debt securities, subject to certain exceptions.
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
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the credit agreement and our variable rate senior note. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2018, we had $2,550.0 million of gross obligations under our credit agreement and our floating rate senior note which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $25.5 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting from December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, relating to proceedings involving the Company (which, for purposes of this Item 1, includes Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters described below):
Anthem-related Securities Putative Class Action

•
In re Express Scripts Holdings Company Securities Litigation (United States District Court for the Southern District of New York) (second amended complaint filed August 30, 2017). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016 and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the “Exchange Act”) and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, plaintiff filed an amended complaint alleging similar claims. On November 20, 2017, defendants filed a motion to dismiss the second amended complaint, which was granted by the court on May 22, 2018. On June 20, 2018, plaintiffs filed a notice of appeal.

Anthem-related Shareholder Derivative Litigation

•
M. Scott Brewer, James E. Brown, Sr., Marcus Estlack, Keith McClanahan, Jeremy Jeffers, Glenn Jeffries, William Waterkotte, Andrew Wiseman, Denzil Malone and Gary R. Reed, in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Christopher A. McGinnis, David Queller, Eric R. Slusser, Timothy Wentworth, Gary G. Benanav, James M. Havel, Christopher K. Knibb, and Express Scripts Holding Company (“Carpenters”) (United States District Court for the Southern District of New York) (filed September 26, 2016). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiffs adopt many of Anthem’s Allegations (as defined in Part I - Item 1 - “Note 12 - Commitments and contingencies” of this Quarterly Report on Form 10-Q) in support of their claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and unjustly enriched individual defendants. Plaintiffs also assert a claim for corporate waste alleging the Company paid improper compensation, bonuses and other benefits to executives who breached their fiduciary duties to stockholders. Plaintiffs seek damages on behalf of the Company from the individual defendants, an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment, imposition of a constructive trust, judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures, punitive damages, and an award of attorneys’ fees and costs. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs filed an amended complaint on February 28, 2018. On May 18, 2018, plaintiffs filed a stipulated notice of voluntary dismissal, and on May 21, 2018, the court dismissed the case.

•
Clifford Elow, derivatively and on behalf of Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, James M. Havel, David Queller, Christopher A. McGinnis, Christopher K. Knibb, Gary G. Benanav, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, and Seymore Sternberg, (United States District Court for the Eastern District of Missouri) (filed July 2, 2018). Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, caused the Company to waste assets, and violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 in connection with stock repurchases. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, as well as his claims that the individual defendants failed to properly oversee management of the Anthem agreement and relationship. Plaintiff seeks damages on behalf of the Company from the individual defendants, corporate governance reform, and attorneys’ fees and costs.

•
Kurt Wilson v. George Paz, et al. (Circuit Court of St. Louis County, State of Missouri) (filed August 18, 2017). Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, were unjustly enriched, committed abuse of control and gross mismanagement, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On December 8, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York described above. On July 24, 2018, plaintiff filed a notice of voluntary dismissal, and the court entered an order dismissing the case on July 30, 2018.

Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc. (“ESI”), filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, plaintiffs filed a first amended consolidated class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans to which Anthem provided prescription drug benefits through agreement with Express Scripts who paid percentage-based co-insurance. On November 30, 2016, ESI filed a motion to dismiss plaintiffs’ first amended consolidated class action complaint, and Anthem filed its motion to dismiss same on December 1, 2016. Instead of responding to the motions to dismiss, plaintiffs filed a second amended consolidated complaint on March 2, 2017, which adopts many of Anthem’s Allegations in support of its claims that ESI and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. On January 5, 2018, the court entered an order dismissing the second amended complaint without prejudice and permitting plaintiffs to file a third amended complaint. On February 2, 2018, plaintiffs disclaimed any intent to amend and filed a notice of appeal. On April 11, 2018, plaintiffs filed an appellate brief in the United States Court of Appeals for the Second Circuit. On May 2, 2018, an amicus brief in support of appellants was filed by the American Association of Retired Persons and the National Employment Lawyers Association. On May 30, 2018 appellees’ briefs were filed. On June 20, 2018, an amicus brief in support of appellees was filed by Pharmaceutical Care Management Association, Association of Health Insurance Plans, and the Chamber of Commerce. On July 5, 2018, appellants filed a reply brief, and the appeal is now fully briefed.

Cigna Merger Agreement-related Litigation

•
Abraham Neufeld, on behalf of himself and all others similarly situated v. Express Scripts Holding Company, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas LaHowchic, Thomas P. Mac Mahon, Kathleen M. Mazzarella, Woodrow A. Myers, Jr., Frank Mergenthaler, Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, and Timothy Wentworth, (United States District Court for the Eastern District of Missouri) (filed June 22, 2018); Lawrence Zucker, individually and on behalf of all others similarly situated v. Express Scripts Holding Company, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Kathleen M. Mazzarella, Woodrow A. Myers, Jr., Frank Mergenthaler, Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, and Timothy Wentworth, (United States District Court for the District of Delaware) (filed June 26, 2018); Walter Stern  individually and on behalf of all others similarly situated v. Express Scripts Holding Company, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Kathleen M. Mazzarella, Woodrow A. Myers, Jr., Frank Mergenthaler, Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, and Timothy Wentworth, (United States District Court for the District of Delaware) (filed June 28, 2018); Kurt Wilson, individually and on behalf of all others similarly situated v. Express Scripts Holding Company, George Paz, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Kathleen M.

Mazzarella, Thomas P. Mac Mahon, Frank Merganthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Cigna Corporation, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc., (United States District Court for the District of Delaware) (filed June 29, 2018); Phillip Buckingham, individually and on behalf of all others similarly situated v. Express Scripts Holding Company, Timothy Wentworth, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Kathleen Mazzarella, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc., and Cigna Corporation (“Cigna”) (United States District Court for the District of Delaware) (filed July 16, 2018); Robert Wolfe, on behalf of himself and all others similarly situated v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas LaHowchic, Kathleen M. Mazzarella, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, and Seymour Sternberg (United States District Court for the District of Delaware) (filed July 27, 2018). Six putative class action complaints were filed against Express Scripts and its board of directors. The complaints allege that the registration statements filed in connection with the Merger Agreement between Express Scripts and Cigna omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the registration statements false and misleading. Specifically, the complaints allege that the registration statements failed to disclose material information, including: Express Scripts and Cigna’s financial projections, including the full forecasts for various projection line items and line items used in calculating unlevered free cash flow; various inputs and assumptions underlying the valuation analyses prepared by consultants in connection with rendering their fairness opinions; the confidentiality agreements entered into with prospective bidders, including whether they included don't-ask-don't-waive provisions; and the fees consultants earned from Express Scripts for prior work. Among other remedies, the complaints seek to enjoin the Express Scripts special meeting and the closing of the mergers, as well as damages, costs and attorneys’ fees.
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
In addition to the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “10-K”) and the risk factors set forth under the caption “Risk Factors” contained in the definitive joint proxy statement/prospectus in connection with the mergers, filed with the SEC on July 16, 2018, investors should consider the following risk factors arising from our intention to combine with Cigna through a series of mergers with newly formed subsidiaries of the new holding company. On March 8, 2018, Express Scripts entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Cigna, Halfmoon Parent, Inc. (“New Cigna”), Halfmoon I, Inc. and Halfmoon II, Inc. As a result of the mergers, Express Scripts would become a wholly owned subsidiary of New Cigna. The risk factors should be read in conjunction with the risk factors set forth in the 10-K and the definitive joint proxy statement/prospectus and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks occur.
Risk Factors Relating to the Mergers
The parties must obtain certain regulatory approvals in order to complete the actions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the mergers may be prevented or delayed or the anticipated benefits of the mergers could be reduced.
Consummation of the mergers is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the mergers under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. At any time before or after the mergers are consummated, any of the U.S. Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the mergers, including seeking to enjoin completion of the mergers, condition completion of the mergers upon the divestiture of assets of Cigna, us or their and our respective subsidiaries, or impose restrictions on New Cigna’s post-merger operations. Any such requirements or restrictions may prevent or delay completion of the mergers or may reduce the anticipated benefits of the mergers. Additionally, Cigna has agreed to accept certain potential remedies, conditioned on the closing, and may take other actions that Cigna determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the termination date of the Merger Agreement (as it may be extended), of certain conditions to the closing of the mergers relating to regulatory approvals.
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
Furthermore, the Merger Agreement contains restrictions on our conduct of business prior to the consummation of the mergers, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the consummation of the mergers.
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
There were no repurchases of the Company’s common stock during the second quarter of 2018. As of June 30, 2018, there were 72.9 million shares remaining under the share repurchase program. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1(1)
Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation, Express Scripts Holding Company, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2018.

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of June  27, 2018, by and among Cigna Corporation, Express Scripts Holding Company, Halfmoon Parent, Inc., Halfmoon I, Inc. and Halfmoon II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2012.

3.2	Amended and Restated Bylaws of the Company, as amended on March 9, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2016.

3.3	Amendment No. 1 to Amended and Restated Bylaws of Express Scripts Holding Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2018.

10.1(2)	Retention Agreement by and between Cigna Corporation and Mr. Timothy Wentworth, dated as of May 12, 2018.

31.1(2)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

31.2(2)	Certification by James M. Havel, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to Exchange Act Rule 13a-14(a).

32.1(2)	Certification by Timothy Wentworth, as President and Chief Executive Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2(2)	Certification by James M. Havel, as Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.INS(2)	XBRL Taxonomy Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	August 1, 2018	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	August 1, 2018	By:	/s/ James M. Havel
James M. Havel, Executive Vice President and
Chief Financial Officer