Form 10-Q
period 2018-09-30
Express Scripts Holding Co.
filed 2018-10-31
CIK 1532063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Common stock outstanding as of October 26, 2018:	563,860,000	Shares

EXPRESS SCRIPTS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Balance Sheet

(in millions)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$3,705.7	$2,309.6
Receivables, net	7,824.1	7,056.3
Inventories	2,168.9	2,124.9
Prepaid expenses and other current assets	653.5	466.3
Total current assets	14,352.2	11,957.1
Property and equipment, net	490.9	551.3
Computer software, net	827.5	814.9
Goodwill	31,110.5	31,099.7
Other intangible assets, net	8,425.5	9,625.9
Other assets	235.0	206.9
Total assets	$55,441.6	$54,255.8

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$10,190.2	$10,188.5
Accounts payable	4,412.9	3,755.7
Accrued expenses	2,067.0	2,869.3
Short-term debt and current maturities of long-term debt	2,021.3	1,032.9
Total current liabilities	18,691.4	17,846.4
Long-term debt	12,974.2	14,981.5
Deferred taxes	2,347.8	2,562.4
Other liabilities	855.4	740.2
Total liabilities	34,868.8	36,130.5
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 15.0 shares authorized, $0.01 par value per share; no shares issued and outstanding	—	—
Common stock, 2,985.0 shares authorized, $0.01 par value; shares issued: 866.9 and 862.3, respectively; shares outstanding: 563.6 and 564.4, respectively	8.7	8.6
Additional paid-in capital	23,826.8	23,537.8
Accumulated other comprehensive loss	(6.5)	(2.9)
Retained earnings	18,890.7	16,318.6
	42,719.7	39,862.1
Common stock in treasury at cost, 303.3 and 297.9 shares, respectively	(22,153.8)	(21,742.5)
Total Express Scripts stockholders’ equity	20,565.9	18,119.6
Non-controlling interest	6.9	5.7
Total stockholders’ equity	20,572.8	18,125.3
Total liabilities and stockholders’ equity	$55,441.6	$54,255.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues	$25,563.2	$24,683.4	$75,974.4	$74,685.8
Cost of revenues	23,211.8	22,445.7	69,539.4	68,414.2
Gross profit	2,351.4	2,237.7	6,435.0	6,271.6
Selling, general and administrative	862.8	759.3	2,672.6	2,360.0
Operating income	1,488.6	1,478.4	3,762.4	3,911.6
Other (expense) income:
Interest income and other	13.0	13.6	33.8	28.7
Interest expense and other	(151.0)	(147.7)	(456.3)	(439.9)
	(138.0)	(134.1)	(422.5)	(411.2)
Income before income taxes	1,350.6	1,344.3	3,339.9	3,500.4
Provision for income taxes	276.8	499.3	760.8	1,299.6
Net income	1,073.8	845.0	2,579.1	2,200.8
Less: Net income attributable to non-controlling interest	2.2	3.3	7.0	11.0
Net income attributable to Express Scripts	$1,071.6	$841.7	$2,572.1	$2,189.8

Weighted-average number of common shares outstanding during the period:
Basic	562.9	571.8	562.5	585.1
Diluted	567.9	574.7	566.8	588.4
Earnings per share:
Basic	$1.90	$1.47	$4.57	$3.74
Diluted	$1.89	$1.46	$4.54	$3.72
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$1,073.8	$845.0	$2,579.1	$2,200.8
Other comprehensive income (loss):
Foreign currency translation adjustment	1.5	3.7	(3.6)	8.4
Comprehensive income	1,075.3	848.7	2,575.5	2,209.2
Less: Comprehensive income attributable to non-controlling interest	2.2	3.3	7.0	11.0
Comprehensive income attributable to Express Scripts	$1,073.1	$845.4	$2,568.5	$2,198.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2017	862.3	$8.6	$23,537.8	$(2.9)	$16,318.6	$(21,742.5)	$5.7	$18,125.3
Net income	—	—	—	—	2,572.1	—	7.0	2,579.1
Other comprehensive loss	—	—	—	(3.6)	—	—	—	(3.6)
Treasury stock acquired	—	—	—	—	—	(411.3)	—	(411.3)
Changes in stockholders’ equity related to employee stock plans	4.6	0.1	289.0	—	—	—	—	289.1
Distributions to non-controlling interest, net of contributions	—	—	—	—	—	—	(5.8)	(5.8)
Balance at September 30, 2018	866.9	$8.7	$23,826.8	$(6.5)	$18,890.7	$(22,153.8)	$6.9	$20,572.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS HOLDING COMPANY Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$2,579.1	$2,200.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500.2	1,344.2
Deferred income taxes	(207.3)	(247.5)
Employee stock-based compensation expense	89.7	78.0
Other, net	20.7	24.2
Changes in operating assets and liabilities:
Receivables	(792.5)	161.2
Inventories	(44.1)	(93.8)
Other current and noncurrent assets	(187.1)	(88.8)
Claims and rebates payable	(0.4)	642.6
Accounts payable	680.1	475.4
Accrued expenses	(750.9)	(659.3)
Other noncurrent liabilities	100.8	144.5
Net cash flows provided by operating activities	2,988.3	3,981.5
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	(241.3)	(177.3)
Acquisitions, net of cash acquired	(26.4)	(122.7)
Other, net	(28.3)	(11.3)
Net cash used in investing activities	(296.0)	(311.3)
Cash flows from financing activities:
Repayment of long-term debt	(831.4)	(650.0)
Treasury stock acquired	(420.7)	(2,735.7)
Net proceeds from employee stock plans	198.9	51.3
Commercial paper repayments, net	(195.0)	—
Other, net	(43.4)	(22.5)
Net cash used in financing activities	(1,291.6)	(3,356.9)
Effect of foreign currency translation adjustment	(4.6)	5.4
Net increase in cash and cash equivalents	1,396.1	318.7
Cash and cash equivalents at beginning of period	2,309.6	3,077.2
Cash and cash equivalents at end of period	$3,705.7	$3,395.9
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
We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet as of September 30, 2018, the consolidated balance sheet as of December 31, 2017, the unaudited consolidated statement of operations and unaudited consolidated statement of comprehensive income for each of the three and nine months ended September 30, 2018 and 2017, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017. Certain amounts in the prior year have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
On March 8, 2018, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of June 27, 2018, and as it may be further amended from time to time (the “Merger Agreement”), with Cigna Corporation (“Cigna”) and certain subsidiaries of Cigna whereby Cigna will acquire Express Scripts Holding Company (“Express Scripts” or the “Company”) in a cash and stock transaction valued on announcement at approximately $67.0 billion, including Cigna’s assumption of approximately $15.0 billion in Express Scripts debt. The merger consideration per share of Company common stock will consist of (i) 0.2434 of a fully paid and nonassessable share of common stock of the combined company and (ii) the right to receive $48.75 in cash, without interest. Upon closing of the transaction, Cigna stockholders are expected to own approximately 64% of the combined company and Express Scripts stockholders are expected to own approximately 36%. Consummation of the mergers is subject to certain customary conditions, including approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement and approval by the holders of a majority of the outstanding shares of Cigna common stock entitled to vote on the adoption of the Merger Agreement (the shares of common stock of the combined company to be issued in the merger having been approved for listing on the New York Stock Exchange), the receipt of certain necessary governmental and regulatory approvals without the imposition of Burdensome Conditions (as defined in the Merger Agreement), the lack of any pending action or proceeding instituted by certain governmental entities to enjoin, restrain or prohibit the merger, and the receipt by each of the Company and Cigna of certain tax opinions. At a special meeting of stockholders held on August 24, 2018, Express Scripts’ stockholders approved the adoption of the Merger Agreement. Also on August 24, 2018, Cigna’s stockholders approved the adoption of the Merger Agreement. On September 17, 2018, the U.S. Department of Justice (the “DOJ”) cleared the pending merger, terminating the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction remains subject to certain state regulatory approvals and filings required in connection with the transaction, including clearances from certain departments of insurance and the satisfaction of all closing conditions. The mergers are expected to be completed by December 31, 2018. Until the closing, we will continue to operate as an independent company.
Adopted new accounting guidance. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which supersedes ASC Topic 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods or services. We adopted ASC Topic 606, as of January 1, 2018, using the modified retrospective method applied to all contracts. The effect of initially applying the new revenue standard did not result in an opening balance adjustment to retained earnings as of the beginning of the earliest comparative period presented; however, it did result in an increase to both revenues and cost of revenues beginning with the period ended March 31, 2018. The following are the impacts of the new revenue standard upon adoption:

•	results in reclassifications between revenues and cost of revenues,

•
provides new guidance for evaluating performance obligations, which affects how we interpret the nature of our promises to customers, the control we have in PBM arrangements, and the principal-agent analysis, and results in changing recognition of certain contracts from net to gross, and

•	requires non-cash consideration associated with a certain contract where the client replenishes inventory to be recognized at fair value.
These changes resulted in an increase to both revenues and cost of revenues of $849.4 million and $2,433.5 million for the three and nine months ended September 30, 2018, respectively, with no impact to gross profit.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and applied retrospectively. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted these ASUs effective January 1, 2018, retrospectively, with no significant impact on our consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. In certain historical periods, debt extinguishment costs were reclassified from an operating activity to a financing activity as a result of adoption.
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
Our PBM contracts with customers generally obligate us to provide prescription drugs to the client’s members through multiple distribution methods, including retail network, home delivery, and specialty pharmacies as needed. We provide a service of integrating the goods and services selected by our clients into one overall output for which the client has contracted. Thus, PBM contracts generally contain a single performance obligation. We have elected the practical expedient to account for shipping and handling as a fulfillment activity. The nature of our performance obligation is to stand ready to process claims, dispense prescription drugs, and provide other services over the contractual period (generally three years). The quantity or timing of the service provided is in the control of our clients’ members. As such, our performance obligation forms a series of distinct periods of time over which we stand ready to perform. Our performance obligation is satisfied as we complete each period’s (day’s) obligations.
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
Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates and various service guarantees. These clients may be entitled to the payment of performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period and accruals are recorded as an offset to revenues if we determine our performance against the guarantee indicates a probable contract liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have not been material.
Revenue recognition - Other Business Operations. Revenues from our Other Business Operations segment are earned from the distribution of specialty pharmaceuticals and medical supplies to providers, clinics and hospitals and performance-oriented fees paid by specialty pharmacy manufacturers. Revenues from our Other Business Operations segment are also earned through integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. Prior to the sale of UBC on December 27, 2017, revenues from our Other Business Operations also included fee-for-service arrangements earned from late-stage clinical trials, risk management and drug safety services associated with UBC.
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
Consideration from medical benefits management contracts is variable in nature because fees are based on member enrollment, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. We have control over pricing. Contractual fees are invoiced to our clients monthly and payment terms are generally due within 30 days. The variable consideration in our medical benefits management contracts meets the criteria to be allocated to the distinct period of time to which it relates because (i) it is due to the activities performed to satisfy the performance obligation during that period and (ii) it represents the consideration to which we expect to be entitled. However, consideration impacted by more than one distinct period of service (e.g., annual credits due to clients) is estimated and allocated to the entire period to which performance relates.
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

Disaggregated revenue. The following table disaggregates our revenue by product and service, distribution method, and segment:

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended September 30, 2018
Product revenues:
Network revenues(3)(4)	$12,525.6	$—	$12,525.6
Home delivery and specialty revenues(4)(5)	10,915.7	—	10,915.7
Other revenues	—	1,107.8	1,107.8
Product revenues	23,441.3	1,107.8	24,549.1
Service revenues	314.4	699.7	1,014.1
Total revenues	23,755.7	1,807.5	25,563.2
For the three months ended September 30, 2017
Product revenues:
Network revenues(3)	$12,182.9	$—	$12,182.9
Home delivery and specialty revenues(5)	10,948.3	—	10,948.3
Other revenues(6)	—	1,130.2	1,130.2
Product revenues	23,131.2	1,130.2	24,261.4
Service revenues	341.9	80.1	422.0
Total revenues	23,473.1	1,210.3	24,683.4
For the nine months ended September 30, 2018
Product revenues:
Network revenues(3)(4)	$37,392.2	$—	$37,392.2
Home delivery and specialty revenues(4)(5)	32,505.8	—	32,505.8
Other revenues	—	3,151.8	3,151.8
Product revenues	69,898.0	3,151.8	73,049.8
Service revenues	920.0	2,004.6	2,924.6
Total revenues	70,818.0	5,156.4	75,974.4
For the nine months ended September 30, 2017
Product revenues:
Network revenues(3)	$36,982.2	$—	$36,982.2
Home delivery and specialty revenues(5)	33,142.5	—	33,142.5
Other revenues(6)	—	3,270.5	3,270.5
Product revenues	70,124.7	3,270.5	73,395.2
Service revenues	1,041.4	249.2	1,290.6
Total revenues	71,166.1	3,519.7	74,685.8

(1)	Includes the results of operations for myMatrixx subsequent to acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to acquisition on December 15, 2017, and results of operations for UBC prior to sale on December 27, 2017.

(3)
Includes retail pharmacy co-payments of $1,945.6 million and $1,925.8 million for the three months ended September 30, 2018 and 2017, respectively, and $6,492.5 million and $6,409.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(4)
Includes the impact of the increase to both network revenues and cost of revenues of $691.2 million and $2,033.6 million for the three and nine months ended September 30, 2018, respectively, and the increase to both home delivery and specialty revenues and cost of revenues of $158.2 million and $399.9 million for the three and nine months ended September 30, 2018, respectively, related to the adoption of ASC Topic 606 effective January 1, 2018.

(5)	Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers, and Freedom Fertility claims.

(6)	Includes other revenues related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.

Contract balances. Contract liabilities for PBM contracts arise due to financial and performance guarantees we have made to our clients. We measure our performance against these guarantees throughout the period and recognize a contract liability as indicated by our performance. Guarantees also fluctuate based on the timing of payments. Our contract liability balance was $791.2 million and $785.6 million as of September 30, 2018 and December 31, 2017, respectively, and are presented within the “Accrued expenses” line item of the consolidated balance sheet.
Contract liability balances also arise when we receive set-up fees or other up-front fees from our customers. This is generally uncommon, but may occur in some cases when we onboard a new client. Upfront fees are recognized as revenue over the contract term (generally three years).
We have no material contract asset balances as of September 30, 2018, or December 31, 2017.
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
The fair values, which approximate the carrying values, of our 2015 five-year term loan (Level 2) and commercial paper borrowings (Level 2) (as defined in Note 8 - Financing) were estimated using the current market rates for debt with similar maturities. The fair values of our senior notes, which are estimated based on observable market information (Level 2), were $12,799.9 million and $14,215.7 million as of September 30, 2018 and December 31, 2017, respectively. See Note 8 - Financing for further description of the carrying values of our debt. In determining the fair values of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair values of our liabilities.
Note 4 - Receivables, net

Included within “Receivables, net” are the following, which are reflected net of our allowance for doubtful accounts, customer credit allowances and contractual allowances:

(in millions)	September 30, 2018	December 31, 2017
Trade receivables, net of total reserves and allowances of $467.8 million and $466.6 million, respectively	$4,070.4	$4,101.6
Pharmaceutical manufacturers receivables, net of contractual allowances for certain rebates receivable of $442.7 million and $414.1 million, respectively	3,287.2	2,580.8
Other receivables	466.5	373.9
Total receivables, net	$7,824.1	$7,056.3

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
We executed a contingent arrangement with certain equity holders, who are key employees of eviCore, in which $81.1 million will be paid 50% upon each of the second and third anniversaries of the effective date of the acquisition. The payments provided by the employment arrangements are forfeited if the employee voluntarily terminates prior to the anniversary dates. The payments are accrued over the three-year period as post combination services are rendered and included as compensation costs within “Selling, general, and administrative” expense in our consolidated statement of operations.
The consolidated statement of operations for the three and nine months ended September 30, 2018 includes eviCore’s revenues of $699.7 million and $2,004.6 million, respectively, and net loss of $1.8 million and $4.1 million, respectively. Net loss includes amortization expense of $14.1 million and $34.4 million related to the contingent arrangement described above for the three and nine months ended September 30, 2018, respectively.
The following represents the unaudited pro forma consolidated income statement as if eviCore had been included in the consolidated results of the Company’s operations for the three and nine months ended September 30, 2017. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of eviCore to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets, redemption of debt outstanding and transaction costs incurred had been applied as of January 1, 2016, together with the consequential tax effects.

(in millions, except per share data)	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Total revenues	$25,349.1	$76,415.5
Net income attributable to Express Scripts	837.7	2,174.6
Basic earnings per share	1.47	3.72
Diluted earnings per share	$1.46	$3.70
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(in millions)	Amounts Recognized as of Acquisition Date
Current assets	$494.7
Property and equipment	15.2
Computer software	89.7
Goodwill	1,708.9
Acquired intangible assets	2,328.8
Other noncurrent assets	2.9
Current liabilities	(387.4)
Deferred income taxes	(592.3)
Other noncurrent liabilities	(9.0)
Total	$3,651.5

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
Note 6 - Goodwill and other intangible assets
Following is a summary of our goodwill and other intangible assets for our two reportable segments, PBM and Other Business Operations.

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM	$29,434.2	$(106.9)	$29,327.3	$29,434.9	$(107.0)	$29,327.9
Other Business Operations	1,783.2	—	1,783.2	1,771.8	—	1,771.8
	$31,217.4	$(106.9)	$31,110.5	$31,206.7	$(107.0)	$31,099.7
Other intangible assets
PBM
Customer contracts	$17,530.3	$(11,395.2)	$6,135.1	$17,579.0	$(10,378.4)	$7,200.6
Trade names	232.5	(146.3)	86.2	232.5	(128.8)	103.7
	17,762.8	(11,541.5)	6,221.3	17,811.5	(10,507.2)	7,304.3
Other Business Operations
Customer relationships	2,282.5	(130.3)	2,152.2	2,272.7	(7.0)	2,265.7
Trade names	56.7	(4.7)	52.0	56.1	(0.2)	55.9
	2,339.2	(135.0)	2,204.2	2,328.8	(7.2)	2,321.6
Total other intangible assets	$20,102.0	$(11,676.5)	$8,425.5	$20,140.3	$(10,514.4)	$9,625.9
Following is a summary of the change in the net carrying value of goodwill by reportable segment:

(in millions)	PBM	Other Business Operations	Total
Balance at December 31, 2017	$29,327.9	$1,771.8	$31,099.7
Acquisitions(1)	—	11.4	11.4
Foreign currency translation	(0.6)	—	(0.6)
Balance at September 30, 2018	$29,327.3	$1,783.2	$31,110.5

(1)
Represents the acquisition of a company in the first quarter of 2018 (which is not material to our consolidated financial statements) and an adjustment associated with net working capital for the eviCore acquisition. Purchase accounting has been finalized for both the acquisition of eviCore in the fourth quarter of 2017 and the acquisition in the first quarter of 2018.

The aggregate amount of amortization expense of other intangible assets was $403.5 million and $366.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1,210.9 million and $1,092.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Included in total amortization expense is $55.4 million for each of the three months ended September 30, 2018 and 2017, and $166.2 million for each of the nine months ended September 30, 2018 and 2017, related to our 10-year contract with Anthem, Inc. (“Anthem”) to provide PBM services to members of the affiliated health plans of Anthem, which is included as an offset to revenues.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Weighted-average number of common shares outstanding during the period—basic	562.9	571.8	562.5	585.1
Dilutive common stock equivalents:(1)
Outstanding stock options, restricted stock units and executive deferred compensation units	5.0	2.9	4.3	3.3
Weighted-average number of common shares outstanding during the period—diluted	567.9	574.7	566.8	588.4

(1)
Excludes equity award shares of 1.1 million and 9.2 million for the three months ended September 30, 2018 and 2017, respectively, and 3.1 million and 9.2 million for the nine months ended September 30, 2018 and 2017, respectively, because the effect is anti-dilutive.

Note 8 - Financing
Our debt, issued by ESI, Medco Health Solutions, Inc. (“Medco”) and us, net of unamortized discounts, premiums and financing costs, consists of:

			September 30, 2018	December 31, 2017
Long-term Debt	Issuer	Basis Points(1)	Carrying Amount (in millions)
Commercial paper
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	$—	$194.8
Senior notes(3)
$1,200.0 million, 7.125% senior notes due March 2018(4)	Medco	50	—	838.1
$1,000.0 million, 2.250% senior notes due June 2019(4)	Express Scripts	15	998.6	997.1
$500.0 million, 7.250% senior notes due June 2019(4)	ESI	50	337.1	336.7
$500.0 million, 4.125% senior notes due September 2020(4)	Medco	25	502.2	502.9
$500.0 million, 2.600% senior notes due November 2020(4)	Express Scripts	15	497.7	496.9
$400.0 million, floating rate senior notes due November 2020(5)	Express Scripts	N/A	398.2	397.6
$500.0 million, 3.300% senior notes due February 2021(4)	Express Scripts	35	497.6	496.9
$1,250.0 million, 4.750% senior notes due November 2021(4)	Express Scripts	45	1,243.1	1,241.6
$1,000.0 million, 3.900% senior notes due February 2022(4)	Express Scripts	40	989.3	987.0
$500.0 million, 3.050% senior notes due November 2022(4)	Express Scripts	15	495.9	495.2
$1,000.0 million, 3.000% senior notes due July 2023(4)	Express Scripts	25	994.5	993.6
$1,000.0 million, 3.500% senior notes due June 2024(4)	Express Scripts	20	990.9	989.8
$1,500.0 million, 4.500% senior notes due February 2026(4)	Express Scripts	45	1,484.6	1,483.1
$1,500.0 million, 3.400% senior notes due March 2027(6)	Express Scripts	30	1,490.6	1,489.8
$700.0 million, 6.125% senior notes due November 2041(4)	Express Scripts	50	444.3	444.2
$1,500.0 million, 4.800% senior notes due July 2046(4)	Express Scripts	40	1,484.0	1,483.6
Total senior notes			12,848.6	13,674.1
Term loan
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	2,146.9	2,145.5
Total debt			14,995.5	16,014.4
Current maturities of debt
$3,500.0 million, commercial paper program(2)	Express Scripts	N/A	—	194.8
$1,200.0 million, 7.125% senior notes due March 2018(3)(4)	Medco	50	—	838.1
$1,000.0 million, 2.250% senior notes due June 2019(3)(4)	Express Scripts	15	998.6	—
$500.0 million, 7.250% senior notes due June 2019(3)(4)	ESI	50	337.1	—
$3,000.0 million, term loan due April 2020(7)	Express Scripts	N/A	685.6	—
Total short-term debt and current maturities of long-term debt			2,021.3	1,032.9
Total long-term debt			$12,974.2	$14,981.5

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

(2)
The commercial paper program (defined below) had weighted-average daily short-term borrowings of $129.4 million and $220.1 million and an average interest rate of 1.83% and 1.49% from January 1, 2018 through March 31, 2018 and from inception of the program through December 31, 2017, respectively. There were no borrowings under the commercial paper program in the second and third quarters of 2018.

(3)
All senior notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by Express Scripts, ESI and Medco.

(4)	Senior notes require interest to be paid semi-annually, commencing six months subsequent to issuance.

(5)
The floating rate senior notes due November 2020 require interest to be paid quarterly beginning on March 1, 2018, until November 30, 2020, and had an average interest rate of 2.80% and 2.23% from January 1, 2018 through September 30, 2018 and from inception of the note through December 31, 2017, respectively.

(6)	Senior notes require interest to be paid semi-annually in March and September.

(7)	The 2015 five-year term loan (defined below) had an average interest rate of 3.02% and 2.30% as of September 30, 2018 and December 31, 2017, respectively.

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
Bank credit facilities. We have a credit agreement which includes a $3.5 billion revolving facility (the “2022 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At September 30, 2018, no amounts were drawn under the 2022 revolving facility. At September 30, 2018, $685.6 million of the 2015 five-year term loan which includes a proportionate amount of unamortized financing costs were considered current maturities of long-term debt.
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
Commercial paper. We have a commercial paper program under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our borrowing capacity as it is fully backed by our 2022 revolving facility. The commercial paper notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. There were no commercial paper notes outstanding as of September 30, 2018.
Covenants. Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. See above for description of the impact of the Merger Agreement on our financing activities. At September 30, 2018, we were in compliance with all covenants associated with our debt instruments.
Note 9 - Income taxes
Our effective tax rate attributable to Express Scripts decreased to 20.5% and 22.8% for the three and nine months ended September 30, 2018, respectively, from 37.2% for each of the same periods in 2017, primarily due to the impact of the reduction in federal corporate statutory rates from 35% to 21% due to federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017, and changes in discrete tax items.
We recognized net discrete benefits of $41.5 million and $25.8 million for the three and nine months ended September 30, 2018, respectively, compared to net discrete charges of $5.8 million and $15.5 million for the same periods in 2017. Our 2018 net discrete benefits primarily relate to changes in our unrecognized tax benefits as a result of lapses in statutes of limitations. Our 2017 net discrete charges primarily relate to additions in our unrecognized tax benefits on prior year tax positions and a revaluation of our deferred tax attributes due to changes in effective tax rates offset by a reduction in our unrecognized tax benefits due to settlement of prior year examinations and prior year claims.
As of December 31, 2017, we recorded estimated provisional adjustments associated with the impacts of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the federal corporate tax rate to 21% and the mandatory one-time tax on accumulated earnings of our foreign subsidiaries. We have not made any additional measurement period adjustments related to these items during the three or nine months ended September 30, 2018, but we could make adjustments to the provisional amounts in the future based on any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service or other standard-setting bodies.

Note 10 - Common stock
There were no repurchases of the Company’s common stock during the third quarter of 2018. However, we repurchased 5.4 million shares for $411.3 million during the nine months ended September 30, 2018, and 11.5 million and 43.3 million shares for $712.8 million and $2,770.2 million during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there were 72.9 million shares remaining under our share repurchase program. Share repurchases, made during the nine months ended September 30, 2018, were made pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. Share repurchases, made during the three and nine months ended September 30, 2017, were made pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”) and July 26, 2017 (the “July 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017, and the July 2017 Rule 10b5-1 plan was completed on October 9, 2017. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.
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
We recognized stock-based compensation expense of $29.0 million and $25.9 million for the three months ended September 30, 2018 and 2017, respectively, and $89.7 million and $78.0 million in the nine months ended September 30, 2018 and 2017, respectively. Unamortized stock-based compensation expense as of September 30, 2018 was $12.7 million for stock options and $100.7 million for restricted stock units and performance shares.
Stock options. During the nine months ended September 30, 2018, we granted 0.8 million stock options with a weighted-average fair market value of $16.27 per share. Stock options granted generally have three-year graded vesting. There were no stock options issued during the three months ended September 30, 2018 or 2017.

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

Nine Months Ended September 30,
	2018	2017
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	2.4%-2.7%	1.5%-2.1%
Expected volatility of stock	21%-24%	21%-23%
Expected dividend yield	None	None
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
Restricted stock units and performance shares. During the nine months ended September 30, 2018, we granted 1.7 million restricted stock units and performance shares with a weighted-average fair market value of $73.73 per share. Restricted stock units generally have three-year graded vesting. Performance shares generally have three-year cliff vesting. The number of performance shares that ultimately vest is dependent upon the achievement of specific performance metrics. The original grant of performance shares is subject to a multiplier of up to 2.5 based on the achievement of the performance metrics. Due to the achievement of certain performance metrics, during the nine months ended September 30, 2018, 0.1 million shares of common stock were issued in settlement of performance shares granted in March 2015.
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
We cannot predict the timing or outcome of the matters described below:

•
Jerry Beeman, et al. v. Caremark, et al. Plaintiffs allege that the Company and the other defendants failed to comply with statutory obligations to provide California clients with the results of a bi-annual survey of retail drug prices. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence, requesting the case be dismissed with prejudice, which the court granted on January 4, 2018. On August 21, 2018, plaintiffs filed an appellate brief. On October 22, 2018, appellees’ brief was filed.

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

•
In re Express Scripts Holding Company Securities Litigation. Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016, and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the “Exchange Act”) and Rule 10b-5 thereunder by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, Plaintiff filed an amended complaint alleging similar claims, and defendants moved to dismiss. On May 22, 2018, the court granted defendants’ motion to dismiss. On September 10, 2018, plaintiffs filed an appellate brief.

•
M. Scott Brewer, et al., in their capacities as Trustees for the Carpenters Pension Fund of West Virginia, derivatively on behalf of Express Scripts Holding Company v. Maura C. Breen, et al. (“Carpenters”). Plaintiffs filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched and also asserting a claim for corporate waste. Plaintiffs adopted many of Anthem’s Allegations in support of their claim. Plaintiffs sought damages on behalf of the Company from the individual defendants; an accounting by the individual defendants for all damages, profits, special benefits and unjust enrichment and imposition of a constructive trust; judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal control procedures; punitive damages; and an award of attorneys’ fees and costs. On January 23, 2018, the court granted defendants’ motion to dismiss the case in its entirety without prejudice. Plaintiffs filed an amended complaint on February 28, 2018. On May 18, 2018, plaintiffs filed a stipulated notice of voluntary dismissal and the court entered an order dismissing the case on May 21, 2018.

•
Randy Green v. George Paz, et al. Plaintiff alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing. On June 12, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York. On October 1, 2018, the court consolidated the Green action and the Elow action described below and ordered that the consolidated action remain stayed pending completion of the Cigna-Express Scripts transaction.

•
Missouri State Action (Circuit Court of St. Louis County, State of Missouri). The following three cases have been consolidated in Missouri state court: Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, et al.; Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, et al.; and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, et al. These cases were consolidated on December 21, 2016, and on April 13, 2017, plaintiffs filed a consolidated amended complaint. Plaintiffs’ consolidated amended complaint alleges certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On August 11, 2017, the court stayed this action until resolution of the Carpenters derivative action, described above, in the United States District Court for the Southern District of New York. On August 1, 2018, plaintiffs filed a notice of voluntary dismissal, and the court entered an order dismissing the consolidated action on August 6, 2018.

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

•
Clifford Elow, et al. v. George Paz, et al. Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, caused the Company to waste assets, and violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 in connection with stock repurchases. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, as well as his claims that the individual defendants failed to properly oversee management of the Anthem agreement and relationship. Plaintiff seeks damages on behalf of the Company from the individual defendants, corporate governance reform, and attorneys’ fees and costs. On October 1, 2018, the court consolidated the Green action described above and the Elow action and ordered that the consolidated action remain stayed pending completion of the Cigna-Express Scripts transaction.

•
In re Express Scripts/Anthem ERISA Litigation (consolidating John Doe One and John Doe Two v. Express Scripts, Inc. and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc.). Plaintiffs filed a Second Amended Consolidated Class Action Complaint on behalf of health plan beneficiaries who are enrolled in health care plans that are insured or administered by Anthem. Plaintiffs allege that the Company and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA, that the Company engaged in mail fraud, wire fraud and other racketeering activity through its invoicing system with Anthem, that the Company breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that the Company violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs adopt many of Anthem’s Allegations in support of their claim. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. The Company’s motion to dismiss was granted on January 5, 2018. On April 11, 2018, plaintiffs filed an appellate brief. On May 2, 2018, an amicus brief in support of appellants was filed by the American Association of Retired Persons and National Employment Lawyers Association. On May 30, 2018, appellees’ briefs were filed. On June 20, 2018, an amicus brief in support of appellees was filed by Pharmaceutical Care Management Association, Association of Health Insurance Plans, and the Chamber of Commerce. On July 5, 2018, appellants filed a reply brief, and the appeal is now fully briefed. The court held oral argument on October 19, 2018 and we await the court’s decision.

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

•
In re: EpiPen ERISA Litigation. Plaintiffs filed a consolidated class action complaint on April 2, 2018, alleging that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products). On June 1, 2018, defendants filed a motion to dismiss, which was granted in part and denied in part on October 26, 2018.

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

•
Abraham Neufeld, et al, v. Express Scripts Holding Company, et al.; Lawrence Zucker, et al. v. Express Scripts Holding Company, et al.; Walter Stern, et al. v. Express Scripts Holding Company, et al.; Kurt Wilson, et al. v. Express Scripts Holding Company, et al.; Phillip Buckingham, et al. v. Express Scripts Holding Company, et al.; and Robert Wolfe, et al. v. Express Scripts Holding Company, et al. Plaintiffs filed putative class action complaints against Express Scripts and the members of its board of directors alleging the registration statements filed in connection with the mergers of Express Scripts and Cigna omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the registration statements false and misleading. Among other remedies, the complaints seek to enjoin the Express Scripts special meeting and the closing of the mergers, as well as damages, costs and attorneys’ fees. On August 29, 2018, plaintiff in the Stern action filed a notice of voluntary dismissal, and the court closed the case on August 30, 2018. On October 17, 2018, plaintiff in the Wilson action filed a notice of voluntary dismissal, and the court closed the case on October 17, 2018.

•	We are the subject of various qui tam matters, including:

•
Health Choice Alliance, LLC, on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc., Healthstar Communications, Inc., VMS Biomarketing, Covance, Inc., Covance Market Access Services, Inc., and United Biosource Corporation. A lawsuit was filed against Eli Lilly and Company, Inc. (“Lilly”) and its vendors, including UBC, regarding services Lilly engaged them to provide with respect to insulin drugs Humalog and Humulin and osteoporosis drug Forteo (collectively, the “Lilly Products”). Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The relator claims that: (1) Healthstar Communications, Inc. and VMS Biomarketing assisted Lilly in providing in-kind remuneration to prescribers in the form of free nursing services to induce such prescribers to prescribe the Lilly Products; (2) Lilly contracted with and paid remuneration to nurse educators to recommend the Lilly Products; and (3) Covance, Inc. and UBC assisted Lilly in providing in-kind remuneration to prescribers in the form of reimbursement support services that saved prescribers administrative expenses, which services were provided to induce such prescribers to prescribe the Lilly Products. The relator alleges these were kickbacks that violated the federal Anti-Kickback Statute. The relator alleges that the defendants violated the federal False Claims Act and state false claims acts by submitting claims for payment for the Lilly Products to government health programs, including Medicare and Medicaid, that were rendered false by virtue of the violations of the federal Anti-Kickback Statute. The relator seeks treble damages, civil penalties and restitution. On January 12, 2018, plaintiffs filed a first amended complaint. On February 21, 2018, UBC filed a motion to dismiss the first amended complaint. On August 10, 2018, the court entered an order adopting the magistrate’s Report and Recommendation dismissing relator’s claims without prejudice. On September 12, 2018, relator filed a second amended complaint, adding Covance Market Access Services, Inc. as a defendant and alleging the same theories.

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
Note 13 - Enterprise value initiative
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative (“EVI”) to transform our organization through the end of 2021, in part due to the decision by Anthem not to renew our contract, which expires at the end of 2019. We are investing to deliver an improved experience with better engagement and greater efficiency and evolve the way we do business with patients, providers and our clients. Our EVI is currently estimated to incur a cost of approximately $600.0 million to $650.0 million, which is expected to be incurred through 2021. EVI reflects Express Scripts as an independent company and does not incorporate any impacts of closing the Cigna transaction.
We incurred incremental costs within the PBM segment to achieve the future benefit of our enterprise value initiative. The components of these incremental costs are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Consulting and temporary labor	$20.4	$19.6	$46.8	$19.6
Severance and related benefit costs	1.1	3.3	23.9	3.3
Accelerated depreciation	0.6	0.4	2.0	0.4
Site closures	3.0	—	6.0	—
Technology	3.1	—	12.8	—
Total EVI costs	$28.2	$23.3	$91.5	$23.3
Of the total EVI costs above, $7.2 million and $39.9 million are reflected in “Cost of revenues” within our consolidated statement of operations for the three and nine months ended September 30, 2018, respectively, as is $2.4 million for each of the three and nine months ended September 30, 2017. The costs above include $21.0 million and $51.6 million reflected in “Selling, general and administrative,” within our consolidated statement of operations for the three and nine months ended September 30, 2018, respectively, and $20.9 million for each of the three and nine months ended September 30, 2017.
In addition to the costs noted above, we have capitalized $31.6 million of software development expenditures as of September 30, 2018; no costs were capitalized as of December 31, 2017.

Total pre-tax charges related to our enterprise value initiative since the inception of the initiative through September 30, 2018 have totaled approximately $134.3 million.
We did not have material liabilities related to our enterprise value initiative as of September 30, 2018 or December 31, 2017.
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
Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. Following is information about our reportable segments, including a reconciliation of operating income to income before income taxes for the three and nine months ended September 30, 2018 and 2017.

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended September 30, 2018
Product revenues(3)(4)	$23,441.3	$1,107.8	$24,549.1
Service revenues	314.4	699.7	1,014.1
Total revenues	23,755.7	1,807.5	25,563.2
Depreciation and amortization expense	443.8	53.9	497.7
Operating income	1,459.7	28.9	1,488.6
Interest income and other			13.0
Interest expense and other			(151.0)
Income before income taxes			1,350.6
Capital expenditures	62.1	3.4	65.5

(in millions)	PBM(1)	Other Business Operations(2)	Total
For the three months ended September 30, 2017
Product revenues(3)	$23,131.2	$1,130.2	$24,261.4
Service revenues(5)	341.9	80.1	422.0
Total revenues	23,473.1	1,210.3	24,683.4
Depreciation and amortization expense	443.5	5.9	449.4
Operating income	1,456.3	22.1	1,478.4
Interest income and other			13.6
Interest expense and other			(147.7)
Income before income taxes			1,344.3
Capital expenditures	67.8	4.2	72.0
For the nine months ended September 30, 2018
Product revenues(3)(4)	$69,898.0	$3,151.8	$73,049.8
Service revenues	920.0	2,004.6	2,924.6
Total revenues	70,818.0	5,156.4	75,974.4
Depreciation and amortization expense	1,342.7	157.5	1,500.2
Operating income	3,670.8	91.6	3,762.4
Interest income and other			33.8
Interest expense and other			(456.3)
Income before income taxes			3,339.9
Capital expenditures	218.0	23.3	241.3
For the nine months ended September 30, 2017
Product revenues(3)	$70,124.7	$3,270.5	$73,395.2
Service revenues(5)	1,041.4	249.2	1,290.6
Total revenues	71,166.1	3,519.7	74,685.8
Depreciation and amortization expense	1,326.3	17.9	1,344.2
Operating income	3,855.8	55.8	3,911.6
Interest income and other			28.7
Interest expense and other			(439.9)
Income before income taxes			3,500.4
Capital expenditures	164.9	12.4	177.3

(1)	Includes the results of operations for myMatrixx Holdings, Inc. (“myMatrixx”) subsequent to acquisition on May 15, 2017.

(2)	Includes the results of operations for eviCore subsequent to acquisition on December 15, 2017, and results of operations for UBC prior to sale on December 27, 2017.

(3)
Includes retail pharmacy co-payments of $1,945.6 million and $1,925.8 million for the three months ended September 30, 2018 and 2017, respectively, and $6,492.5 million and $6,409.7 million for the nine months ended September 30, 2018 and 2017, respectively. Includes home delivery and specialty, including drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and Freedom Fertility claims.

(4)
Includes the impact of the increase to both revenues and cost of revenues of $849.4 million and $2,433.5 million for the three and nine months ended September 30, 2018, respectively, related to the adoption of ASC Topic 606 effective January 1, 2018.

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
We have contracts with Anthem and the United States Department of Defense which represent 18% and 12%, respectively, of consolidated revenues for each of the three and nine months ended September 30, 2018.
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
In conjunction with the ongoing reorganization, during 2017, we executed certain intercompany agreements effective retrospectively to January 1, 2017. These intercompany agreements resulted in changes in interest expense among Express Scripts, ESI, Medco and our non-guarantors. These events had no impact on our consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2018
Cash and cash equivalents	$3,284.4	$44.3	$—	$377.0	$—	$3,705.7
Receivables, net	—	4,117.8	773.7	2,932.6	—	7,824.1
Other current assets	—	492.0	—	2,330.4	—	2,822.4
Total current assets	3,284.4	4,654.1	773.7	5,640.0	—	14,352.2
Property and equipment, net	—	137.1	3.1	350.7	—	490.9
Computer software, net	—	655.5	—	172.0	—	827.5
Investments in subsidiaries	55,794.2	16,678.2	9,264.1	—	(81,736.5)	—
Intercompany	—	1,823.3	1,837.6	20,602.8	(24,263.7)	—
Goodwill	—	3,122.4	22,609.9	5,378.2	—	31,110.5
Other intangible assets, net	—	276.2	5,161.9	2,987.4	—	8,425.5
Other assets	7.0	140.8	93.1	50.8	(56.7)	235.0
Total assets	$59,085.6	$27,487.6	$39,743.4	$35,181.9	$(106,056.9)	$55,441.6
Claims and rebates payable	$—	$7,996.6	$1,927.3	$266.3	$—	$10,190.2
Accounts payable	—	1,072.6	24.0	3,316.3	—	4,412.9
Accrued expenses	99.7	1,116.1	151.4	699.8	—	2,067.0
Short-term debt and current maturities of long-term debt	1,684.2	337.1	—	—	—	2,021.3
Total current liabilities	1,783.9	10,522.4	2,102.7	4,282.4	—	18,691.4
Long-term debt	12,472.1	—	502.1	—	—	12,974.2
Intercompany	24,263.7	—	—	—	(24,263.7)	—
Deferred taxes	—	—	1,204.0	1,200.5	(56.7)	2,347.8
Other liabilities	—	543.6	270.1	41.7	—	855.4
Non-controlling interest	—	—	—	6.9	—	6.9
Express Scripts stockholders’ equity	20,565.9	16,421.6	35,664.5	29,650.4	(81,736.5)	20,565.9
Total liabilities and stockholders’ equity	$59,085.6	$27,487.6	$39,743.4	$35,181.9	$(106,056.9)	$55,441.6

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2017
Cash and cash equivalents	$1,031.0	$114.5	$—	$1,164.1	$—	$2,309.6
Receivables, net	—	3,740.9	971.3	2,344.1	—	7,056.3
Other current assets	—	350.7	2.1	2,238.4	—	2,591.2
Total current assets	1,031.0	4,206.1	973.4	5,746.6	—	11,957.1
Property and equipment, net	—	166.1	3.2	382.0	—	551.3
Computer software, net	—	640.0	—	174.9	—	814.9
Investments in subsidiaries	52,546.3	14,350.2	8,926.0	—	(75,822.5)	—
Intercompany	—	847.1	2,531.5	17,624.0	(21,002.6)	—
Goodwill	—	3,122.4	22,609.9	5,367.4	—	31,099.7
Other intangible assets, net	—	449.5	5,917.1	3,259.3	—	9,625.9
Other assets	8.2	112.6	80.3	42.7	(36.9)	206.9
Total assets	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8
Claims and rebates payable	$—	$7,389.4	$2,574.3	$224.8	$—	$10,188.5
Accounts payable	—	840.3	34.0	2,881.4	—	3,755.7
Accrued expenses	126.6	1,192.7	272.7	1,277.3	—	2,869.3
Short-term debt and current maturities of long-term debt	194.8	—	838.1	—	—	1,032.9
Total current liabilities	321.4	9,422.4	3,719.1	4,383.5	—	17,846.4
Long-term debt	14,141.9	336.7	502.9	—	—	14,981.5
Intercompany	21,002.6	—	—	—	(21,002.6)	—
Deferred taxes	—	—	1,392.2	1,207.1	(36.9)	2,562.4
Other liabilities	—	457.1	258.4	24.7	—	740.2
Non-controlling interest	—	—	—	5.7	—	5.7
Express Scripts stockholders’ equity	18,119.6	13,677.8	35,168.8	26,975.9	(75,822.5)	18,119.6
Total liabilities and stockholders’ equity	$53,585.5	$23,894.0	$41,041.4	$32,596.9	$(96,862.0)	$54,255.8

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2018
Revenues	$—	$17,717.5	$4,051.7	$16,316.9	$(12,522.9)	$25,563.2
Operating expenses	—	17,696.9	3,910.3	14,990.3	(12,522.9)	24,074.6
Operating income	—	20.6	141.4	1,326.6	—	1,488.6
Other (expense) income:
Interest (expense) income and other, net	(134.0)	2.3	(5.0)	(1.3)	—	(138.0)
Intercompany interest income (expense)	139.0	(69.5)	(45.5)	(24.0)	—	—
Other (expense) income, net	5.0	(67.2)	(50.5)	(25.3)	—	(138.0)
Income (loss) before income taxes	5.0	(46.6)	90.9	1,301.3	—	1,350.6
Provision (benefit) for income taxes	1.2	(43.8)	23.8	295.6	—	276.8
Income (loss) before equity in earnings of subsidiaries	3.8	(2.8)	67.1	1,005.7	—	1,073.8
Equity in earnings of subsidiaries	1,067.8	919.3	86.4	—	(2,073.5)	—
Net income	1,071.6	916.5	153.5	1,005.7	(2,073.5)	1,073.8
Less: Net income attributable to non-controlling interest	—	—	—	2.2	—	2.2
Net income attributable to Express Scripts	1,071.6	916.5	153.5	1,003.5	(2,073.5)	1,071.6
Other comprehensive income	1.5	1.5	—	1.5	(3.0)	1.5
Comprehensive income attributable to Express Scripts	$1,073.1	$918.0	$153.5	$1,005.0	$(2,076.5)	$1,073.1

For the three months ended September 30, 2017
Revenues	$—	$17,032.6	$4,787.9	$15,633.9	$(12,771.0)	$24,683.4
Operating expenses	—	16,988.4	4,708.8	14,278.8	(12,771.0)	23,205.0
Operating income	—	44.2	79.1	1,355.1	—	1,478.4
Other (expense) income:
Interest (expense) income and other, net	(127.6)	1.7	(7.1)	(1.1)	—	(134.1)
Intercompany interest income (expense)	48.0	(24.0)	—	(24.0)	—	—
Other expense, net	(79.6)	(22.3)	(7.1)	(25.1)	—	(134.1)
Income (loss) before income taxes	(79.6)	21.9	72.0	1,330.0	—	1,344.3
Provision (benefit) for income taxes	(28.2)	7.1	28.8	491.6	—	499.3
Income (loss) before equity in earnings of subsidiaries	(51.4)	14.8	43.2	838.4	—	845.0
Equity in earnings of subsidiaries	893.1	768.7	66.4	—	(1,728.2)	—
Net income	841.7	783.5	109.6	838.4	(1,728.2)	845.0
Less: Net income attributable to non-controlling interest	—	—	—	3.3	—	3.3
Net income attributable to Express Scripts	841.7	783.5	109.6	835.1	(1,728.2)	841.7
Other comprehensive income	3.7	3.7	—	3.7	(7.4)	3.7
Comprehensive income attributable to Express Scripts	$845.4	$787.2	$109.6	$838.8	$(1,735.6)	$845.4

Condensed Consolidating Statement of Operations and Comprehensive Income

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2018
Revenues	$—	$52,322.5	$12,513.1	$47,800.9	$(36,662.1)	$75,974.4
Operating expenses	—	52,110.5	12,210.9	44,552.7	(36,662.1)	72,212.0
Operating income	—	212.0	302.2	3,248.2	—	3,762.4
Other (expense) income:
Interest (expense) income and other, net	(404.2)	2.9	(20.4)	(0.8)	—	(422.5)
Intercompany interest income (expense)	413.5	(206.8)	(134.7)	(72.0)	—	—
Other (expense) income, net	9.3	(203.9)	(155.1)	(72.8)	—	(422.5)
Income before income taxes	9.3	8.1	147.1	3,175.4	—	3,339.9
Provision (benefit) for income taxes	2.0	(36.2)	32.1	762.9	—	760.8
Income before equity in earnings of subsidiaries	7.3	44.3	115.0	2,412.5	—	2,579.1
Equity in earnings of subsidiaries	2,564.8	2,225.4	184.6	—	(4,974.8)	—
Net income	2,572.1	2,269.7	299.6	2,412.5	(4,974.8)	2,579.1
Less: Net income attributable to non-controlling interest	—	—	—	7.0	—	7.0
Net income attributable to Express Scripts	2,572.1	2,269.7	299.6	2,405.5	(4,974.8)	2,572.1
Other comprehensive loss	(3.6)	(3.6)	—	(3.6)	7.2	(3.6)
Comprehensive income attributable to Express Scripts	$2,568.5	$2,266.1	$299.6	$2,401.9	$(4,967.6)	$2,568.5

For the nine months ended September 30, 2017
Revenues	$—	$51,684.3	$14,305.8	$46,618.7	$(37,923.0)	$74,685.8
Operating expenses	—	51,468.0	14,039.1	43,190.1	(37,923.0)	70,774.2
Operating income	—	216.3	266.7	3,428.6	—	3,911.6
Other (expense) income:
Interest (expense) income and other, net	(381.3)	1.9	(28.2)	(3.6)	—	(411.2)
Intercompany interest income (expense)	147.0	(73.5)	—	(73.5)	—	—
Other expense, net	(234.3)	(71.6)	(28.2)	(77.1)	—	(411.2)
Income (loss) before income taxes	(234.3)	144.7	238.5	3,351.5	—	3,500.4
Provision (benefit) for income taxes	(84.8)	51.5	110.0	1,222.9	—	1,299.6
Income (loss) before equity in earnings of subsidiaries	(149.5)	93.2	128.5	2,128.6	—	2,200.8
Equity in earnings of subsidiaries	2,339.3	2,010.2	107.4	—	(4,456.9)	—
Net income	2,189.8	2,103.4	235.9	2,128.6	(4,456.9)	2,200.8
Less: Net income attributable to non-controlling interest	—	—	—	11.0	—	11.0
Net income attributable to Express Scripts	2,189.8	2,103.4	235.9	2,117.6	(4,456.9)	2,189.8
Other comprehensive income	8.4	8.4	—	8.4	(16.8)	8.4
Comprehensive income attributable to Express Scripts	$2,198.2	$2,111.8	$235.9	$2,126.0	$(4,473.7)	$2,198.2

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2018
Net cash flows provided by (used in) operating activities	$(20.2)	$835.1	$144.0	$2,126.9	$(97.5)	$2,988.3
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(186.0)	—	(55.3)	—	(241.3)
Acquisitions, net of cash acquired	—	(5.6)	—	(20.8)	—	(26.4)
Other, net	—	3.7	(2.5)	(13.7)	(15.8)	(28.3)
Net cash used in investing activities	—	(187.9)	(2.5)	(89.8)	(15.8)	(296.0)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(831.4)	—	—	(831.4)
Treasury stock acquired	(420.7)	—	—	—	—	(420.7)
Net proceeds from employee stock plans	198.9	—	—	—	—	198.9
Commercial paper repayments, net	(195.0)	—	—	—	—	(195.0)
Other, net	—	(7.3)	—	(149.4)	113.3	(43.4)
Net intercompany transactions	2,690.4	(710.1)	689.9	(2,670.2)	—	—
Net cash (used in) provided by financing activities	2,273.6	(717.4)	(141.5)	(2,819.6)	113.3	(1,291.6)
Effect of foreign currency translation adjustment	—	—	—	(4.6)	—	(4.6)
Net increase (decrease) in cash and cash equivalents	2,253.4	(70.2)	—	(787.1)	—	1,396.1
Cash and cash equivalents at beginning of period	1,031.0	114.5	—	1,164.1	—	2,309.6
Cash and cash equivalents at end of period	$3,284.4	$44.3	$—	$377.0	$—	$3,705.7

For the nine months ended September 30, 2017
Net cash flows provided by (used in) operating activities	$(174.8)	$868.3	$1,066.5	$2,408.8	$(187.3)	$3,981.5
Cash flows from investing activities:
Capital expenditures for property and equipment and computer software	—	(128.0)	—	(49.3)	—	(177.3)
Acquisitions, net of cash acquired	—	(122.7)	—	—	—	(122.7)
Other, net	—	(15.3)	—	4.0	—	(11.3)
Net cash used in investing activities	—	(266.0)	—	(45.3)	—	(311.3)
Cash flows from financing activities:
Repayment of long-term debt	(650.0)	—	—	—	—	(650.0)
Treasury stock acquired	(2,735.7)	—	—	—	—	(2,735.7)
Net proceeds from employee stock plans	51.3	—	—	—	—	51.3
Other, net	—	(19.0)	—	(190.8)	187.3	(22.5)
Net intercompany transactions	4,202.5	(263.3)	(1,070.9)	(2,868.3)	—	—
Net cash (used in) provided by financing activities	868.1	(282.3)	(1,070.9)	(3,059.1)	187.3	(3,356.9)
Effect of foreign currency translation adjustment	—	—	—	5.4	—	5.4
Net increase (decrease) in cash and cash equivalents	693.3	320.0	(4.4)	(690.2)	—	318.7
Cash and cash equivalents at beginning of period	583.5	1,234.2	4.4	1,255.1	—	3,077.2
Cash and cash equivalents at end of period	$1,276.8	$1,554.2	$—	$564.9	$—	$3,395.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
the number of shares of the combined company’s common stock our stockholders will receive under the Merger Agreement is based on a fixed exchange ratio and the market value of the shares of the combined company’s common stock to be issued upon completion of the mergers is unknown, and therefore our stockholders cannot be certain of the value of the share consideration that they will receive pursuant to the Merger Agreement

•	other risks described from time to time in our filings with the SEC
See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, under the caption “Risk Factors” contained in Part II - Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, filed with the SEC, and under the caption “Risk Factors” contained in the definitive joint proxy statement/prospectus in connection with the mergers, filed with the SEC on July 16, 2018.
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
Through our Other Business Operations segment, we provide specialty pharmaceuticals and medical supplies distribution services to providers, clients and hospitals and medical benefit management services that drive cost reductions and improved quality care outcomes. Medical benefit management services are provided by CareCore National Group, LLC and its affiliates d/b/a eviCore healthcare (“eviCore”), which was acquired on December 15, 2017. Prior to December 27, 2017, our Other Business Operations segment also included consulting services for pharmaceutical and biotechnology manufacturers to collect scientific evidence to guide the safe, effective and affordable use of medicines. These services were provided by United BioSource Holdings, Inc. (“UBC”), which was sold on December 27, 2017.
Revenues generated by our segments are classified as either tangible product revenues or service revenues. We earn tangible product revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenues include fees for the administration of formulary management processing for certain client contracts that do not include claims adjudication and the dispensing of prescription drugs, medical benefit management services, as well as other fee-for-service arrangements, such as medication counseling services and certain specialty services. Tangible product revenues generated by our PBM and Other Business Operations segments represented 96.0% and 98.3% of revenues for the three months ended September 30, 2018 and 2017, respectively, and 96.2% and 98.3% of revenues for the nine months ended September 30, 2018 and 2017, respectively.
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

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
We operate in a dynamic environment influenced by a number of marketplace forces including healthcare legislation, regulation, macroeconomic factors and competition. We recognize continued consolidation within the broad healthcare sector could shift claims volume within the PBM industry, although the direction and degree of any impact remain unclear. Our claims volume has been impacted by certain in-group attrition and client losses and gains and will continue to be impacted by our Transitioning Clients as defined below. We also recognize as the regulatory environment evolves, it may be necessary to make significant investments to prepare for and adapt to regulatory changes. We continue to execute our focused business model, which emphasizes the alignment of our financial interests with those of our clients and patients through greater use of generics and lower-cost brands delivered through home delivery, specialty and retail pharmacies, as well as the adoption of new cost saving product programs and solutions. We also continue to benefit from better management of ingredient costs through negotiation of supplier contracts, increased competition among generic manufacturers and a higher generic fill rate (86.2% and 86.7% for the three and nine months ended September 30, 2018, respectively, as compared to 86.1% and 86.4% for the three and nine months ended September 30, 2017, respectively). We have achieved higher generic fill rates as we continue to provide our clients with additional tools designed to proactively manage total drug spend by increasing lower cost alternatives. We expect these ongoing positive trends in our business will continue to offset the negative factors described above, excluding the impact of the Transitioning Clients described below.
On March 8, 2018, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of June 27, 2018, and as it may be further amended from time to time (the “Merger Agreement”), with Cigna Corporation (“Cigna”) and certain subsidiaries of Cigna whereby Cigna will acquire Express Scripts Holding Company (“Express Scripts” or the “Company”) in a cash and stock transaction valued on announcement at approximately $67.0 billion, including Cigna’s assumption of approximately $15.0 billion in Express Scripts debt. The merger consideration per share of Company common stock will consist of (i) 0.2434 of a fully paid and nonassessable share of common stock of the combined company and (ii) the right to receive $48.75 in cash, without interest. Upon closing of the transaction, Cigna stockholders are expected to own approximately 64% of the combined company and Express Scripts stockholders are expected to own approximately 36%. Consummation of the mergers is subject to certain customary conditions, including approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement and approval by the holders of a majority of the outstanding shares of Cigna common stock entitled to vote on the adoption of the Merger Agreement (the shares of common stock of the combined company to be issued in the merger having been approved for listing on the New York Stock Exchange), the receipt of certain necessary governmental and regulatory approvals without the imposition of Burdensome Conditions (as defined in the Merger Agreement), the lack of any pending action or proceeding instituted by certain governmental entities to enjoin, restrain or prohibit the merger, and the receipt by each of the Company and Cigna of certain tax opinions. At a special meeting of stockholders held on August 24, 2018, Express Scripts’ stockholders approved the adoption of the Merger Agreement. Also on August 24, 2018, Cigna’s stockholders approved the adoption of the Merger Agreement. On September 17, 2018, the U.S. Department of Justice (the “DOJ”) cleared the pending merger, terminating the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction remains subject to certain state regulatory approvals and filings required in connection with the transaction, including clearances from certain departments of insurance and the satisfaction of all closing conditions. The mergers are expected to be completed by December 31, 2018. Until the closing, we will continue to operate as an independent company.
As a result of federal tax reform legislation enacted in the fourth quarter of 2017, we have revalued our deferred tax assets and liabilities to reflect the reduction in the federal tax rate from 35% to 21%. In current and future periods, we anticipate a reduction in our effective income tax rate, excluding discrete income tax items, to slightly below the 14 percentage point reduction in our statutory federal tax rate. The rate reduction resulted in substantial tax savings. As part of these savings, we supported our employees with non-executive bonuses and have supported and plan to continue to support the local philanthropic needs of the communities in which we operate by making significant charitable contributions. During the nine months ended September 30, 2018, we funded $30.0 million in one-time charitable contributions and awarded $23.2 million in non-executive bonuses as a result of the tax savings received as part of tax reform.
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative (“EVI”) to transform our organization through the end of 2021, in part due to the decision by Anthem not to renew our contract, which expires at the end of 2019. We are investing to deliver an improved experience with better engagement and greater efficiency and evolve the way we do business with patients, providers and our clients. Our EVI is currently estimated to incur a cost of approximately $600.0 million to $650.0 million, which is expected to be incurred through 2021. EVI reflects Express Scripts as an independent company and does not incorporate any impacts of closing the Cigna transaction.
Effective December 15, 2017, we acquired 100% of eviCore for approximately $3.6 billion. Operating results of eviCore are included in the consolidated financial statements from the date of acquisition. eviCore offers a broad range of integrated medical benefit management solutions that drive cost reductions and improved quality care outcomes. eviCore manages benefits in categories including radiology, cardiology, musculoskeletal disorders, post-acute care and medical oncology, and contracts with health plans and commercial clients to promote the appropriate use of healthcare services.
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
Anthem generated approximately 18% of our total consolidated revenues for each of the three and nine months ended September 30, 2018 and approximately 19% of our total consolidated revenues for each of the three and nine months ended September 30, 2017. Anthem generated approximately 31% and 32% of our total Adjusted EBITDA attributable to Express Scripts (“Adjusted EBITDA”) for the three and nine months ended September 30, 2018, respectively, and approximately 29% and 32% of our total Adjusted EBITDA for the three and nine months ended September 30, 2017, respectively. Under the terms of our contract, Anthem’s contribution to our profitability will continue to exceed its proportional contribution to our revenues.
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
RESULTS OF OPERATIONS
OPERATING INCOME
We report segments on the basis of the products and services we offer and have determined we have two reportable segments: PBM and Other Business Operations. Our PBM segment includes our integrated PBM operations, including delivery of prescription drugs through our contracted network of retail pharmacies, our home delivery pharmacies and our specialty pharmacies. Our Other Business Operations segment includes our specialty distribution operations, our integrated medical benefit management business (eviCore) acquired on December 15, 2017, and UBC through sale on December 27, 2017.

PBM Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Product revenues:
Network revenues(1)	$12,525.6	$12,182.9	$37,392.2	$36,982.2
Home delivery and specialty revenues(2)	10,915.7	10,948.3	32,505.8	33,142.5
Service revenues	314.4	341.9	920.0	1,041.4
Total PBM revenues	23,755.7	23,473.1	70,818.0	71,166.1
Cost of PBM revenues(1)	21,533.6	21,282.7	64,776.0	65,042.3
PBM gross profit	2,222.1	2,190.4	6,042.0	6,123.8
PBM SG&A	762.4	734.1	2,371.2	2,268.0
PBM operating income	$1,459.7	$1,456.3	$3,670.8	$3,855.8
Claims:
Network	207.0	213.5	631.1	655.4
Home delivery and specialty(2)	25.6	28.7	78.2	86.9
Total PBM claims	232.6	242.2	709.3	742.3
Adjusted network(3)	260.2	259.5	784.8	790.7
Adjusted home delivery and specialty(2)(3)	74.4	84.0	227.8	254.2
Total adjusted PBM claims(3)	334.6	343.5	1,012.6	1,044.9
Generic fill rate:
Network	86.5%	86.5%	87.1%	86.9%
Home delivery	83.9%	83.5%	84.0%	82.8%
Overall	86.2%	86.1%	86.7%	86.4%

(1)
Includes retail pharmacy co-payments of $1,945.6 million and $1,925.8 million for the three months ended September 30, 2018 and 2017, respectively, and $6,492.5 million and $6,409.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

PBM revenues. Network revenues increased $342.7 million, or 3%, in the three months ended September 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 2% attributable to a 6.5 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	An increase of approximately 5% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Home delivery and specialty revenues decreased $32.6 million, or less than 1%, in the three months ended September 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 10% attributable to a 3.1 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	An increase of approximately 8% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 2% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.

Network revenues increased $410.0 million, or 1%, in the nine months ended September 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 3% attributable to a 24.3 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 1% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 5% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Home delivery and specialty revenues decreased $636.7 million, or 2%, in the nine months ended September 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 10% attributable to a 8.7 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 3% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 10% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 1% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Cost of PBM revenues. Cost of PBM revenues increased $250.9 million, or 1%, in the three months ended September 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 6% attributable to a 9.6 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	An increase of approximately 4% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 3% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
Cost of PBM revenues decreased $266.3 million, or less than 1%, in the nine months ended September 30, 2018 from 2017, comprised of the following:

•	A decrease of approximately 6% attributable to a 33.0 million decrease in claims volume, which includes the impact of our Transitioning Clients.

•	A decrease of approximately 2% attributable to claims mix, due primarily to the increase in the generic fill rate.

•	An increase of approximately 5% attributable to pricing, due primarily to inflation on specialty branded drugs, partially offset by management of supply chain.

•	An increase of approximately 3% attributable to the impact of the adoption of ASC Topic 606 effective January 1, 2018. See Note 2 - Revenue for additional information on the impact of adoption.
PBM gross profit. PBM gross profit increased $31.7 million, or 1%, but decreased $81.8 million, or 1%, in the three and nine months ended September 30, 2018 from 2017, respectively. PBM gross profit changes were impacted by the various factors impacting revenues and cost of revenues described above. PBM gross profit was also impacted by the realization of certain additional revenues related to the Anthem contract of $72.7 million for the nine months ended September 30, 2018, as compared to $52.6 million for the nine months ended September 30, 2017.
PBM selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for our PBM segment increased $28.3 million, or 4%, in the three months ended September 30, 2018 from 2017. This increase relates primarily to $11.9 million of transaction costs for the three months ended September 30, 2018, and no transaction costs in 2017. The remaining increase relates to various individually insignificant items.
SG&A for our PBM segment increased $103.2 million, or 5%, in the nine months ended September 30, 2018 from 2017. This increase relates primarily to $48.0 million of transaction costs, $30.0 million of one-time charitable contributions and $51.6 million of enterprise value initiative costs incurred for the nine months ended September 30, 2018, as compared to $20.9 million of enterprise value initiative costs and no transaction costs or one-time charitable contributions in 2017. These increases were partially offset by operational efficiencies.

PBM operating income. PBM operating income increased $3.4 million, or less than 1%, but decreased $185.0 million, or 5%, in the three and nine months ended September 30, 2018 from 2017, respectively, based on the various factors described above.
Other Business Operations Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Product revenues	$1,107.8	$1,130.2	$3,151.8	$3,270.5
Service revenues	699.7	80.1	2,004.6	249.2
Total Other Business Operations revenues	1,807.5	1,210.3	5,156.4	3,519.7
Cost of Other Business Operations revenues	1,678.2	1,163.0	4,763.4	3,371.9
Other Business Operations gross profit	129.3	47.3	393.0	147.8
Other Business Operations SG&A	100.4	25.2	301.4	92.0
Other Business Operations operating income	$28.9	$22.1	$91.6	$55.8
Claims:
Other(1)	—	0.1	—	0.4
Total adjusted Other Business Operations claims	—	0.1	—	0.4
(1) Includes claims related to drugs distributed through patient assistance programs, which were disposed of as part of the sale of UBC on December 27, 2017.
Other Business Operations revenues. Other Business Operations product revenues decreased $22.4 million and $118.7 million, or 2% and 4%, for the three and nine months ended September 30, 2018 from 2017, respectively, primarily driven by lower volume from our CuraScript Specialty Distribution business.
Other Business Operations service revenues increased $619.6 million and $1,755.4 million in the three and nine months ended September 30, 2018 from 2017, respectively, driven by the acquisition of eviCore, partially offset by the sale of UBC, each of which occurred in the fourth quarter of 2017.
Other Business Operations cost of revenues. Other Business Operations cost of revenues increased $515.2 million and $1,391.5 million, or 44% and 41%, in the three and nine months ended September 30, 2018 from 2017, respectively, driven primarily by the acquisition of eviCore, partially offset by the sale of UBC, each of which occurred in the fourth quarter of 2017. These increases are partially offset by lower volume from our CuraScript Specialty Distribution business.
Other Business Operations operating income. Other Business Operations operating income increased $6.8 million and $35.8 million, or 31% and 64%, in the three and nine months ended September 30, 2018 from 2017, respectively, primarily due to the acquisition of eviCore, partially offset by the sale of UBC, each of which occurred in the fourth quarter of 2017. This increase was also partially offset by $34.4 million related to the contingent arrangement related to the eviCore acquisition.
OTHER (EXPENSE) INCOME, NET
Net other expense increased $3.9 million and $11.3 million, or 3%, in each of the three and nine months ended September 30, 2018 from 2017. These increases are due to additional interest expense related to the issuance of $1.4 billion of senior notes in November 2017 primarily in connection with the acquisition of eviCore, partially offset by decreased interest expense related to the repayment of various debt during the year ended December 31, 2017, and the nine months ended September 30, 2018.
PROVISION FOR INCOME TAXES
Our effective tax rate attributable to Express Scripts decreased to 20.5% and 22.8% for the three and nine months ended September 30, 2018, respectively, from 37.2% for each of the same periods in 2017, primarily due to the impact of the reduction in the federal corporate statutory rates from 35% to 21% due to federal tax reform legislation enacted on December 22, 2017, and changes in discrete tax items. We believe it is reasonably possible our unrecognized tax benefits could decrease by approximately $10.0 million within the next twelve months due to the conclusion of various examinations as well as lapses in certain statutes of limitations.

We recognized net discrete benefits of $41.5 million and $25.8 million for the three and nine months ended September 30, 2018, respectively, compared to net discrete charges of $5.8 million and $15.5 million for the same periods in 2017. Our 2018 net discrete benefits primarily relate to changes in our unrecognized tax benefits as a result of lapses in statutes of limitations. Our 2017 net discrete charges primarily relate to additions in our unrecognized tax benefits on prior year tax positions and a revaluation of our deferred tax attributes due to changes in effective tax rates offset by a reduction in our unrecognized tax benefits due to settlement of prior year examinations and prior year claims.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST
Net income attributable to non-controlling interest represents the share of net income allocated to members in our consolidated affiliates. These amounts are directly impacted by the profitability of our consolidated affiliates.
NET INCOME AND EARNINGS PER SHARE ATTRIBUTABLE TO EXPRESS SCRIPTS
Net income attributable to Express Scripts for the three and nine months ended September 30, 2018 increased $229.9 million and $382.3 million, or 27% and 17%, from the comparable periods in 2017, respectively. These increases are primarily due to reduced tax expense.
Basic and diluted earnings per share attributable to Express Scripts both increased 29% and 22% for the three and nine months ended September 30, 2018 from 2017, respectively. These increases are primarily due to reduced shares outstanding (a total of 303.3 million shares held in treasury on September 30, 2018, compared to 295.3 million shares held in treasury on September 30, 2017), as well as reduced tax expense and changes in operating income based on the various factors described above.

EBITDA AND ADJUSTED EBITDA ATTRIBUTABLE TO EXPRESS SCRIPTS
Provided below is a reconciliation of each of EBITDA attributable to Express Scripts (“EBITDA”) and Adjusted EBITDA from net income attributable to Express Scripts, which is the most directly comparable measure calculated under accounting principles generally accepted in the United States (“GAAP”):

EBITDA(1) and Adjusted EBITDA(2)	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per claim data)	2018(3)	2017(4)	2018(3)	2017(4)
Net income attributable to Express Scripts	$1,071.6	$841.7	$2,572.1	$2,189.8
Provision for income taxes	276.8	499.3	760.8	1,299.6
Depreciation and amortization(5)	497.7	449.4	1,500.2	1,344.2
Other expense (income), net	138.0	134.1	422.5	411.2
EBITDA(1)	1,984.1	1,924.5	5,255.6	5,244.8
Adjustments to EBITDA
Transaction costs(6)	26.0	—	82.4	—
Enterprise value initiative costs(7)	27.6	22.9	89.5	22.9
Charitable contribution costs(8)	—	—	30.0	—
Adjusted EBITDA(2)	2,037.7	1,947.4	5,457.5	5,267.7
Total adjusted claims(9)	334.6	343.6	1,012.6	1,045.3
Adjusted EBITDA per adjusted claim(10)	$6.09	$5.67	$5.39	$5.04

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

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Adjusted EBITDA is EBITDA excluding transaction costs, enterprise value initiative costs and certain one-time charitable contribution costs as these charges are not considered an indicator of ongoing company performance. Management believes Adjusted EBITDA, considered along with the corresponding GAAP measure, provides management and investors with useful information about the earnings impact of certain non-operating expenses which is useful for comparison of our earnings to those of other companies. We believe Adjusted EBITDA is also useful in assessing period-to-period performance trends. Our definition and calculation of Adjusted EBITDA may not be comparable to that used by other companies.

(3)	Includes the results of operations for eviCore subsequent to acquisition on December 15, 2017.

(4)	Includes the operations of UBC prior to sale on December 27, 2017, and the results of operations for myMatrixx Holding, Inc. subsequent to acquisition on May 15, 2017.

(5)
Depreciation and amortization presented above includes accelerated depreciation of $0.6 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million for each of the three and nine months ended September 30, 2017, related to our enterprise value initiative.

(6)	Transaction costs are related to the eviCore acquisition and the proposed acquisition by Cigna.

(7)
In the third quarter of 2017, we launched a multi-year, enterprise-wide value initiative to transform our organization through the end of 2021. See Note 13 - Enterprise value initiative for further description.

(8)	Costs are related to certain one-time charitable contributions made as a result of the tax savings received as part of the 2017 federal tax reform legislation.

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

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND CAPITAL EXPENDITURES
In the nine months ended September 30, 2018, net cash provided by operating activities decreased $993.2 million to $2,988.3 million compared to the nine months ended September 30, 2017. Net income increased $378.3 million in 2018 from 2017, which was offset by changes in working capital which resulted in a cash outflow of $994.1 million in 2018 compared to a cash inflow of $581.8 million in 2017. These changes are primarily related to the timing of collections and payments to and from pharmacies, pharmaceutical suppliers, our clients and us.
In the nine months ended September 30, 2018, net cash used in investing activities decreased $15.3 million to $296.0 million compared to the nine months ended September 30, 2017, due primarily to cash utilized for acquisitions in 2018 of $26.4 million compared to $122.7 million in 2017. These cash outflows are partially offset by an increase in capital expenditures for purchases of property, equipment and computer software of $64.0 million in 2018 from 2017. Our current ability to invest in infrastructure and technology is limited by the terms of the Merger Agreement with Cigna, which generally provides that, until closing or termination of the Merger Agreement, we cannot make capital expenditures outside of the normal course of business. Consistent with prior practice, we intend to continue to invest in infrastructure and technology we believe will provide efficiencies in operations, facilitate growth and enhance the services we provide to our clients. Anticipated capital expenditures are expected to be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our available credit sources described below.
In the nine months ended September 30, 2018, net cash used in financing activities decreased $2,065.3 million to $1,291.6 million compared to the nine months ended September 30, 2017. Cash outflows for 2018 include $831.4 million related to the repayment of debt, $420.7 million of treasury share repurchases and $195.0 million related to net commercial paper activity, compared to outflows during the same period of 2017 of $650.0 million related to the repayment of debt, $2,735.7 million of treasury share repurchases and no such cash flows related to net commercial paper activity.
At September 30, 2018, our available sources of capital include a $3.5 billion revolving facility (defined below as the 2022 revolving facility) and a commercial paper program. As of September 30, 2018, neither of these sources of capital had amounts outstanding.
We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. Our ability to incur indebtedness is currently limited by the terms of the Merger Agreement with Cigna. See further description in “Other Liquidity Information” section below.
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
Pursuant to the Merger Agreement, our ability to acquire or divest businesses, until closing or termination of the Merger Agreement, is currently restricted.
SHARE REPURCHASE PROGRAM
Pursuant to the Merger Agreement, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement. Under our share repurchase program, we repurchased 5.4 million shares for $411.3 million during the nine months ended September 30, 2018, and 11.5 million and 43.3 million shares for $712.8 million and $2,770.2 million during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there were 72.9 million shares remaining under our share repurchase program. Share repurchases, made during the nine months ended September 30, 2018, were made pursuant to a Rule 10b5-1 plan implemented on November 28, 2017 (the “November 2017 Rule 10b5-1 plan”). The November 2017 Rule 10b5-1 plan was terminated on March 8, 2018. Share repurchases, made during the three and nine months ended September 30, 2017, were made pursuant to Rule 10b5-1 plans implemented on February 15, 2017 (the “February 2017 Rule 10b5-1 plan”) and July 26,

2017 (the “July 2017 Rule 10b5-1 plan”), as well as through open market purchases. The February 2017 Rule 10b5-1 plan was completed on June 30, 2017, and the July 2017 Rule 10b5-1 plan was completed on October 9, 2017.
OTHER LIQUIDITY INFORMATION
We have a credit agreement which includes a $3.5 billion revolving facility (the “2022 revolving facility”) and a five-year $3.0 billion term loan (the “2015 five-year term loan”). At September 30, 2018, no amounts were drawn under the 2022 revolving facility. At September 30, 2018, $685.6 million of the 2015 five-year term loan which includes a proportionate amount of unamortized financing costs were considered current maturities of long-term debt.
We have a commercial paper program under which we may issue short-term, unsecured commercial paper notes from time to time on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The commercial paper program does not increase our overall borrowing capacity as it is fully backed by our 2022 revolving facility. The commercial paper notes will be jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by ESI, Medco and us. The proceeds of the commercial paper notes are expected to be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. There were no commercial paper borrowings outstanding as of September 30, 2018.
In February 2018, a $130.0 million uncommitted revolving credit facility was terminated and in May 2018, a $150.0 million uncommitted credit agreement expired.
Our bank financing arrangements and senior notes contain certain customary covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants related to bank financing arrangements also include, among other things, a maximum leverage ratio. At September 30, 2018, we were in compliance with all covenants associated with our debt instruments.
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
We are exposed to market risk from changes in interest rates related to variable rate debt outstanding under the credit agreement and our variable rate senior note. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2018, we had $2,550.0 million of gross obligations under our credit agreement and our floating rate senior note which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $25.5 million (pre-tax), assuming obligations subject to variable interest rates remained constant.

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
During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting from December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following descriptions have been updated since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, relating to proceedings involving the Company (which, for purposes of this Item 1, includes Express Scripts Holding Company and its subsidiaries if named as defendants or identified as the subjects in the matters described below):

•
Jerry Beeman, et al. v. Caremark, et al. (United States District Court for the Central District of California, Case No.021327) (filed December 2002). A complaint was filed against Express Scripts (for the purposes of this Item 1, “ESI”), NextRX LLC f/k/a Anthem Prescription Management LLC, Medco Health Solutions, Inc. (for purposes of this Item 1, “Medco”) and several other pharmacy benefit management companies by several California pharmacies as a putative class action, alleging rights to sue as a private attorney general under California law. Plaintiffs allege ESI and the other defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices, and seek money damages. In July 2004, the case was dismissed with prejudice due to lack of standing. In June 2006, the United States Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case. The defendants then filed a motion to dismiss on first amendment constitutionality grounds and following the district court’s denial of the motion, defendants appealed to the Ninth Circuit. In March 2014, following a determination by the California Supreme Court that California Civil Code Section 2527 does not infringe upon state constitutional free speech protections, the Ninth Circuit remanded the case to the district court for further proceedings. Defendants’ objections based on plaintiffs’ lack of standing and the unconstitutionality of the California law due to defendants’ first amendment rights were rejected by the courts and appeals were exhausted. Plaintiffs also filed a motion for class certification in 2007 that was not fully briefed until August 2016. On August 26, 2016, defendants filed a motion to deny class certification. On November 14, 2016, the district court denied plaintiffs’ motion for class certification, holding that the proposed class representatives and counsel were inadequate to represent a class. On October 6, 2017, defendants moved for sanctions against plaintiffs for destroying evidence and requested the case be dismissed with prejudice. On January 4, 2018, the district court granted defendants’ motion for case terminating sanctions against plaintiffs for spoliation of evidence and the case was dismissed with prejudice. On August 21, 2018, plaintiffs filed an appellate brief. On October 22, 2018, appellees’ brief was filed.

Anthem-related Securities Putative Class Action

•
In re Express Scripts Holdings Company Securities Litigation (United States District Court for the Southern District of New York) (second amended complaint filed August 30, 2017). Plaintiff filed this putative securities class action complaint on behalf of all persons or entities that purchased or otherwise acquired the Company’s publicly traded common stock between February 24, 2015 and March 21, 2016, and alleges the Company and named individuals violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the “Exchange Act”) and Rule 10b-5 by carrying out a scheme to defraud the investing public. Plaintiff seeks compensatory damages in favor of plaintiff and other class members, attorneys’ fees and costs, and equitable relief. Plaintiff adopts many of Anthem’s Allegations (as defined in Part I - “Note 12 - Commitments and contingencies” of this Quarterly Report on Form 10-Q) in support of their claim. On August 1, 2017, the court granted the Company’s motion to dismiss the complaint in its entirety. On August 30, 2017, plaintiff filed an amended complaint alleging similar claims. On November 20, 2017, defendants filed a motion to dismiss the second amended complaint, which was granted by the court on May 22, 2018. On September 10, 2018, plaintiffs filed an appellate brief.

Anthem-related Shareholder Derivative Litigation

•
Clifford Elow, derivatively and on behalf of Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, James M. Havel, David Queller, Christopher A. McGinnis, Christopher K. Knibb, Gary G. Benanav, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, and Seymore Sternberg, (United States District Court for the Eastern District of Missouri) (filed July 2, 2018). Plaintiff alleges that certain current and former officers and directors of the Company breached fiduciary duties, caused the Company to waste assets, and violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 in connection with stock repurchases. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem, as well as his claims that the individual defendants failed to properly oversee management of the Anthem agreement and relationship. Plaintiff seeks damages on behalf of the Company from the individual defendants, corporate governance reform, and attorneys’ fees and costs. On October 1, 2018, the court consolidated the Green and Elow actions and ordered that the consolidated action remain stayed pending completion of the Cigna-Express Scripts transaction.

•
Randy Green v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James Havel, Maura Breen, William DeLaney, Elder Granger, Nicholas LaHowchic, Thomas Mac Mahon, Frank Mergenthaler, Woodrow Myers, Roderick Palmore, William Roper, Seymour Sternberg, and Express Scripts Holding Company (United States District Court for the Eastern District of Missouri) (filed December 7, 2016). Plaintiff filed this stockholder derivative lawsuit alleging certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched. Plaintiff adopts many of Anthem’s Allegations in support of his claims that individual defendants breached fiduciary duties of loyalty, good faith, fair dealing, and candor, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem and for contribution to and indemnification of the Company in connection with all claims that have been, are, or may in the future be asserted against the Company because of the individual defendants’ wrongdoing. On June 12, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York described in Part I - “Note 12 - Commitments and contingencies” of this Quarterly Report on Form 10-Q. On October 1, 2018, the court consolidated the Green and Elow actions and ordered that the consolidated action remain stayed pending completion of the Cigna-Express Scripts transaction.

•
Missouri State Action (Circuit Court of St. Louis County, State of Missouri). The following three cases have been consolidated in Missouri state court: Abraham Neufeld, derivatively on behalf of nominal defendant Express Scripts Holding Company v. George Paz, Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Maura C. Breen, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Gary Benanav, and Express Scripts Holding Company (filed June 6, 2016); Robert Jessup, derivatively on behalf of Express Scripts Holding Company v. Timothy Wentworth, Eric Slusser, David Queller, James M. Havel, Christopher A. McGinnis, Christopher K. Knibb, George Paz, Thomas P. Mac Mahon, Maura C. Breen, Woodrow A. Myers, Jr., William A. Roper, Roderick A. Palmore, Gary G. Benanav, Elder Granger, Seymour Sternberg, Nicholas J. LaHowchic, Frank Mergenthaler, William J. DeLaney, and Express Scripts Holding Company (filed June 29, 2016); and Richard Weisglas, derivatively on behalf of Express Scripts Holding Company v. Express Scripts Holding Company, George Paz, Maura C. Breen, Gary G. Benanav, William J. DeLaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Eric Slusser, David Queller, and James M. Havel (filed August 4, 2016). These cases were consolidated on December 21, 2016, and on April 13, 2017, plaintiffs filed a consolidated amended complaint alleging that certain current and former officers and directors of the Company breached fiduciary duties and were unjustly enriched, and that certain defendants engaged in “insider selling.” Plaintiffs adopt many of Anthem’s Allegations in support of their claims that the individual defendants breached fiduciary duties of loyalty, good faith, candor, and due care, which caused the Company to issue false and misleading statements regarding the Company’s relationship with Anthem. Plaintiffs seek damages on behalf of the Company from the individual defendants, equitable relief, and attorneys’ fees and costs. On August 11, 2017, the court stayed this action until resolution of the Carpenters derivative action in the United States District Court for the Southern District of New York. On August 1, 2018, plaintiffs filed a notice of voluntary dismissal, and the court entered an order dismissing the consolidated action on August 6, 2018.

Insulin and Epinephrine Drug Pricing Putative Class Action Litigation

•
In re EpiPen ERISA Litigation. This matter involves two consolidated actions, Elan and Adam Klein, Leah Weaver, and Arissa Paschalidis v. Prime Therapeutics, LLC; Express Scripts Holding Co.; Express Scripts, Inc.; Medco Health Solutions, Inc., CVS Health Corp.; Caremark, LLC, Caremark Rx, LLC, and CaremarkPCS Health, LLC (United States District Court for the District of Minnesota) (filed June 2, 2017) and Traci Brannon, Lindsey Rizzo, and Jamie Herr v. Express Scripts Holding Company, Express Scripts, Inc., UnitedHealth Group, Inc., OptumRx, Inc., and Prime Therapeutics, LLC (United States District Court for the District of Minnesota) (filed August 29, 2017). Plaintiffs filed a consolidated class action complaint on April 2, 2018, alleging that defendants violated legal obligations under ERISA by negotiating increasingly large rebates from Mylan, which allegedly caused an increase in the price of EpiPen products. Plaintiffs further allege that defendants retained a significant portion of rebates, rather than passing them on to class members (who are participants in, or beneficiaries of, health insurance plans governed by ERISA who purchased EpiPen products). On June 1, 2018, defendants filed a motion to dismiss, which was granted in part as to plaintiffs’ ERISA prohibited transaction claims on October 26, 2018. Plaintiffs’ remaining claims related to fiduciary duty will proceed in discovery.
Anthem-related ERISA Litigation

•
In re Express Scripts/Anthem ERISA Litigation (United States District Court for the Southern District of New York) (consolidated the following cases on August 1, 2016: John Doe One and John Doe Two v. Express Scripts, Inc. (“ESI”), filed May 6, 2016, and Karen Burnett, Brendan Farrell, and Robert Shullich v. Express Scripts, Inc. and Anthem, Inc., filed June 24, 2016). On September 30, 2016, plaintiffs filed a first amended consolidated class action complaint on behalf of health plan beneficiaries who are enrolled in health care plans to which Anthem provided prescription drug benefits through agreement with Express Scripts who paid percentage-based co-insurance. On November 30, 2016, ESI filed a motion to dismiss plaintiffs’ first amended consolidated class action complaint, and Anthem filed its motion to dismiss same on December 1, 2016. Instead of responding to the motions to dismiss, plaintiffs filed a second amended consolidated complaint on March 2, 2017, which adopts many of Anthem’s Allegations in support of its claims that ESI and Anthem breached fiduciary duties and otherwise violated their legal obligations under ERISA by failing to provide Anthem’s plan participants the benefit of competitive benchmark pricing, that ESI engaged in mail fraud, wire fraud and other racketeering activity, that ESI breached its contract with Anthem, that plaintiffs are entitled to equitable relief under theories including unjust enrichment, that ESI violated unfair and deceptive trade practices statutes, that Anthem breached the covenant of good faith and fair dealing implied in health plans, and that ESI violated the anti-discrimination provisions of the Affordable Care Act. Plaintiffs seek compensatory damages, declaratory relief, equitable relief and attorneys’ fees and costs. On January 5, 2018, the court entered an order dismissing the second amended complaint without prejudice and permitting plaintiffs to file a third amended complaint. On February 2, 2018, plaintiffs disclaimed any intent to amend and filed a notice of appeal. On April 11, 2018, plaintiffs filed an appellate brief in the United States Court of Appeals for the Second Circuit. On May 2, 2018, an amicus brief in support of appellants was filed by the American Association of Retired Persons and the National Employment Lawyers Association. On May 30, 2018 appellees’ briefs were filed. On June 20, 2018, an amicus brief in support of appellees was filed by Pharmaceutical Care Management Association, Association of Health Insurance Plans, and the Chamber of Commerce. On July 5, 2018, appellants filed a reply brief, and the appeal is now fully briefed. The court held oral argument on October 19, 2018 and we await the court’s decision.

Cigna Merger Agreement-related Litigation

•
Abraham Neufeld, on behalf of himself and all others similarly situated v. Express Scripts Holding Company, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas LaHowchic, Thomas P. Mac Mahon, Kathleen M. Mazzarella, Woodrow A. Myers, Jr., Frank Mergenthaler, Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, and Timothy Wentworth, (United States District Court for the Eastern District of Missouri) (filed June 22, 2018); Lawrence Zucker, individually and on behalf of all others similarly situated v. Express Scripts Holding Company, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Kathleen M. Mazzarella, Woodrow A. Myers, Jr., Frank Mergenthaler, Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, and Timothy Wentworth, (United States District Court for the District of Delaware) (filed June 26, 2018); Walter Stern  individually and on behalf of all others similarly situated v. Express Scripts Holding Company, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Kathleen M. Mazzarella, Woodrow A. Myers, Jr., Frank Mergenthaler, Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, and Timothy Wentworth, (United States District Court for the District of Delaware) (filed June 28, 2018); Kurt Wilson, individually and on behalf of all others similarly situated v. Express Scripts Holding Company, George Paz, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Kathleen M. Mazzarella, Thomas P. Mac Mahon, Frank Merganthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, Seymour Sternberg, Timothy Wentworth, Cigna Corporation, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc., (United States District Court for the District of Delaware) (filed June 29, 2018); Phillip Buckingham, individually and on behalf of all others similarly situated v. Express Scripts Holding Company, Timothy Wentworth, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Kathleen Mazzarella, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, George Paz, William L. Roper, Seymour Sternberg, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc., and Cigna Corporation (“Cigna”) (United States District Court for the District of Delaware) (filed July 16, 2018); Robert Wolfe, on behalf of himself and all others similarly situated v. Express Scripts Holding Company, George Paz, Timothy Wentworth, Maura C. Breen, William J. Delaney, Elder Granger, Nicholas LaHowchic, Kathleen M. Mazzarella, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers, Jr., Roderick A. Palmore, William L. Roper, and Seymour Sternberg (United States District Court for the District of Delaware) (filed July 27, 2018). Six putative class action complaints were filed against Express Scripts and its board of directors. The complaints allege that the registration statements filed in connection with the Merger Agreement between Express Scripts and Cigna omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the registration statements false and misleading. Specifically, the complaints allege that the registration statements failed to disclose material information, including: Express Scripts and Cigna’s financial projections, including the full forecasts for various projection line items and line items used in calculating unlevered free cash flow; various inputs and assumptions underlying the valuation analyses prepared by consultants in connection with rendering their fairness opinions; the confidentiality agreements entered into with prospective bidders, including whether they included don’t-ask-don’t-waive provisions; and the fees consultants earned from Express Scripts for prior work. Among other remedies, the complaints seek to enjoin the Express Scripts special meeting and the closing of the mergers, as well as damages, costs and attorneys’ fees. On August 29, 2018, plaintiff in the Stern action filed a notice of voluntary dismissal, and the court closed the case on August 30, 2018. On October 17, 2018, plaintiff in the Wilson action filed a notice of voluntary dismissal, and the court closed the case on October 17, 2018.
Other Matters

•
Health Choice Alliance, LLC, on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc., Healthstar Communications, Inc., VMS Biomarketing, Covance, Inc., Covance Market Access Services, Inc., and United Biosource Corporation (United States District Court for the Eastern District of Texas) (Unintervened Qui Tam re Insulin & Osteoporosis, filed June 15, 2017 and unsealed October 31, 2017). A lawsuit was filed against Eli Lilly and Company, Inc. (“Lilly”) and its vendors, including UBC, regarding services Lilly engaged them to provide with respect to insulin drugs Humalog and Humulin and osteoporosis drug Forteo (collectively, the “Lilly Products”). Pursuant to the terms of the Company’s agreement providing for the sale of UBC, the Company has agreed to indemnify UBC for, and retain the responsibility for the defense of, this action. The relator claims that: (1) Healthstar Communications, Inc. and VMS Biomarketing assisted Lilly in providing in-kind remuneration to prescribers in the form of free nursing services to induce such prescribers to prescribe the Lilly Products; (2) Lilly contracted with and paid remuneration to nurse educators to recommend the Lilly Products; and (3) Covance, Inc. and UBC assisted Lilly in providing in-kind remuneration to prescribers in the form of reimbursement support services that saved prescribers administrative expenses, which services were provided to induce such prescribers to prescribe the Lilly Products. The relator alleges these were kickbacks that violated the federal Anti-Kickback Statute. The relator alleges that the defendants violated the federal False Claims Act and state false claims acts by submitting claims for payment for the Lilly Products to government health programs, including Medicare and Medicaid, that were rendered false by virtue of the violations of the federal Anti-Kickback Statute. The relator seeks treble damages, civil penalties and restitution. On January 12, 2018, plaintiffs filed a first amended complaint. On February 21, 2018, UBC filed a motion to dismiss the first amended complaint. On August 10, 2018, the court entered an order adopting the magistrate’s Report and Recommendation dismissing relator’s claims without prejudice. On September 12, 2018, relator filed a second amended complaint, adding Covance Market Access Services, Inc. as a defendant and alleging the same theories.

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
In addition to the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “10-K”) and the risk factors set forth under the caption “Risk Factors” contained in the definitive joint proxy statement/prospectus in connection with the mergers, filed with the SEC on July 16, 2018, investors should consider the following risk factors arising from our intention to combine with Cigna through a series of mergers with newly formed subsidiaries of the new holding company. On March 8, 2018, Express Scripts entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Cigna, Halfmoon Parent, Inc. (“New Cigna”), Halfmoon I, Inc. and Halfmoon II, Inc. As a result of the mergers, Express Scripts would become a wholly owned subsidiary of New Cigna. On

August 24, 2018, Cigna’s and Express Scripts’ respective stockholders adopted the Merger Agreement. The risk factors should be read in conjunction with the risk factors set forth in the 10-K and the definitive joint proxy statement/prospectus and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks occur.
Risk Factors Relating to the Mergers
The parties must obtain certain regulatory approvals in order to complete the actions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the mergers may be prevented or delayed or the anticipated benefits of the mergers could be reduced.
On September 17, 2018, Express Scripts and Cigna announced the Antitrust Division of the United States Department of Justice (“DOJ”) cleared the mergers, terminating the waiting period applicable to the mergers under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Consummation of the mergers remains conditioned upon receiving certain approvals from, and making certain filings with, certain state insurance departments relating to Cigna’s and our insurance company subsidiaries and certain state health department boards relating to Cigna’s health care service plans and, to the extent required by applicable law, certain state pharmacy boards relating to our subsidiaries licensed or authorized to engage in pharmaceutical-related businesses and certain state health departments relating to our subsidiaries licensed or authorized as home health agencies. Cigna has agreed to accept certain potential remedies, conditioned on the closing, and may take other actions that Cigna determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the termination date of the Merger Agreement (as it may be extended), of certain conditions to the closing of the mergers relating to regulatory approvals. No assurance can be given that the remaining required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the mergers, see the risk factor below entitled “Failure to complete the mergers could negatively impact the business, financial results and stock price.”
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
In addition, we may be required to pay a termination fee of $1.6 billion to Cigna if the mergers are not consummated under specified circumstances. Notwithstanding the foregoing, in no event will the termination fee be paid to Cigna more than once. In addition, the adoption of the Merger Agreement by our stockholders eliminated our right to terminate the Merger Agreement in response to a superior proposal. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Express Scripts from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire Express Scripts than it might otherwise have proposed to pay because of the added expense of the $1.6 billion termination fee that may become payable by us in certain circumstances.
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

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the mergers which may adversely affect our ability to execute certain of its business strategies; and

•
matters relating to the mergers require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

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
The market values of Cigna common stock and our common stock have fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date hereof until the date of the closing of the mergers. The market values of Cigna common stock and our common stock at the time of the mergers may vary significantly from their prices on the date of the Merger Agreement or the date hereof. Changes in the market prices of Cigna common stock and our common stock may result from a variety of factors that are beyond our and Cigna’s control, including changes in businesses, operations, and prospects, regulatory considerations, governmental actions, and legal proceedings and developments.
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
There were no repurchases of the Company’s common stock during the third quarter of 2018. As of September 30, 2018, there were 72.9 million shares remaining under the share repurchase program. Pursuant to the Merger Agreement with Cigna, we may not, without Cigna’s consent, repurchase shares (subject to limited exceptions related to equity awards) until closing or termination of the Merger Agreement.

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

EXPRESS SCRIPTS HOLDING COMPANY
(Registrant)

Date:	October 31, 2018	By:	/s/ Timothy Wentworth
Timothy Wentworth, President and
Chief Executive Officer

Date:	October 31, 2018	By:	/s/ James M. Havel
James M. Havel, Executive Vice President and
Chief Financial Officer